Form 10-Q
period 1996-06-30
ALTERNATIVE LIVING SERVICES INC
filed 1996-09-19
CIK 1013218

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11999

                       ALTERNATIVE LIVING SERVICES, INC.

         DELAWARE                                              39-1771281
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                             450 N. SUNNYSLOPE ROAD
                                   SUITE 300
                                 BROOKFIELD, WI
                                     53005
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (414) 789-9565
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           No   [X]

AS OF SEPTEMBER 18, 1996 THERE WERE 12,966,557 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01, OUTSTANDING.
(Number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practical date.)

                       ALTERNATIVE LIVING SERVICES, INC.

                                     INDEX


                         Part I.  Financial Information


                                                                       Page No.
                                                                       -------
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of
         December 31, 1995 and June 30, 1996 ............................  1

         Condensed Consolidated Statements of Operations
         for the Three and Six Months Ended June 30, 1995
         and 1996 .......................................................  2

         Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 1995 and 1996 ................  3

         Notes to Condensed Consolidated Financial Statements ...........  4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................  9


                          Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K ............................... 14

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                               December 31,         June 30,
                                                                                  1995               1996
                                                                               ------------       -----------
                                                                                                  (Unaudited)
                                                               ASSETS
Current Assets:
    Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .      $  2,948          $   5,986
    Short-term investments . . . . . . . . . . . . . . . . . . . . . . . .            50                 50
    Resident receivables, net  . . . . . . . . . . . . . . . . . . . . . .            55                870
    Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .           283              3,396
                                                                                --------          ---------
         Total current assets  . . . . . . . . . . . . . . . . . . . . . .         3,336             10,302
                                                                                --------          ---------
Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . .        27,289             77,984
Long-term investments  . . . . . . . . . . . . . . . . . . . . . . . . . .         1,183              1,171
Investments in and advances to unconsolidated affiliates . . . . . . . . .         4,788              1,656
Goodwill, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           955              5,921
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,806              3,217
                                                                                --------          ---------
         Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 39,357          $ 100,251
                                                                                ========          =========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current installments of long-term obligations  . . . . . . . . . . . .      $    163          $     511
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .           786              4,469
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,180              5,960
    Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -              9,151
                                                                                --------          ---------
    Total current liabilities  . . . . . . . . . . . . . . . . . . . . . .         2,129             20,091
                                                                                --------          ---------
Long-term obligations, less current installments . . . . . . . . . . . . .        17,101             45,830
    Deferred gain on sale  . . . . . . . . . . . . . . . . . . . . . . . .             -              1,056
    Other non-current liabilities  . . . . . . . . . . . . . . . . . . . .           174                266
    Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . .           610              2,885
    Redeemable common stock  . . . . . . . . . . . . . . . . . . . . . . .             -              3,000
         Stockholders' equity:
             Common stock and additional paid-in capital . . . . . . . . .        21,746             33,901
             Accumulated deficit . . . . . . . . . . . . . . . . . . . . .        (2,403)            (6,778)
                                                                                --------          ---------
             Total stockholders' equity  . . . . . . . . . . . . . . . . .        19,343             27,123
                                                                                --------          ---------
             Total liabilities and stockholders' equity  . . . . . . . . .      $ 39,357          $ 100,251
                                                                                ========          =========

     See accompanying notes to condensed consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                               Three Months Ended June 30,       Six Months Ended June 30,
                                               ---------------------------       -------------------------

                                                    1995          1996              1995          1996
                                                    ----          ----              ----          ----
REVENUE:
Resident service fees . . . . . . . . .           $ 2,474      $  7,561           $ 4,458       $ 11,594
Other . . . . . . . . . . . . . . . . .               182           189               279            481
Operating revenue . . . . . . . . . . .             2,657         7,750             4,737         12,075

OPERATING EXPENSES:
Residence operations  . . . . . . . . .             1,733         4,720             3,123          7,961
Lease expense . . . . . . . . . . . . .               221         1,428               434          1,915
General and administrative  . . . . . .               555         1,728             1,094          3,311
Depreciation and amortization . . . . .               201           575               334            940
Non-recurring charge  . . . . . . . . .                 -           977                 -            977
                                                  -------      --------           -------       --------
Total operating expenses  . . . . . . .             2,710         9,428             4,985         15,104

Operating loss  . . . . . . . . . . . .               (54)       (1,678)             (248)        (3,029)


OTHER INCOME (EXPENSE):
   Interest expense, net  . . . . . . .              (206)         (934)             (386)        (1,325)
   Other, net . . . . . . . . . . . . .                 -            33                 -             13
Equity in income (losses) of unconsolidated
     affiliates . . . . . . . . . . . .                21            38                27            (47)
Minority interest in losses of unconsolidated
     subsidiaries . . . . . . . . . . .                (7)          (33)               16             12
                                                  -------      --------           -------       --------
Total other expense, net  . . . . . . .              (192)         (896)             (343)        (1,347)
                                                  -------      --------           -------       --------

Net loss  . . . . . . . . . . . . . . .           $  (246)     $ (2,574)          $  (591)      $ (4,376)
                                                  =======      ========           =======       ========

Net loss per share  . . . . . . . . . .           $ (0.05)     $  (0.32)          $ (0.15)      $  (0.59)
                                                  =======      ========           =======       ========

Weighted average shares outstanding . .             4,874         8,003             3,922          7,458
                                                  =======      ========           =======       ========


     See accompanying notes to condensed consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                           --------
                                                                                      1995           1996
                                                                                      ----           ----
Cash flows from operating activities:
    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (591)       $ (4,376)
    Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .       334             967
         Change in assets and liabilities net of effects from acquisitions:
         (Increase) decrease in net resident receivables  . . . . . . . . . . .        21            (547)
         (Increase) decrease in other current assets  . . . . . . . . . . . . .      (143)           (150)
         Increase (decrease) in accounts payable  . . . . . . . . . . . . . . .      (153)          1,796
         Increase in accrued expenses . . . . . . . . . . . . . . . . . . . . .       435           1,284
         Changes in other assets and liabilities and other adjustments  . . . .        57             738
                                                                                  -------         -------

Net cash used in operating activities . . . . . . . . . . . . . . . . . . . . .       (40)           (288)
                                                                                  -------         -------

Cash flows from investing activities:
    Payments for property, plant and equipment and project development
         costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (6,237)        (15,702)
    Net cash for acquisitions   . . . . . . . . . . . . . . . . . . . . . . . .         -          (1,565)
    Changes in investments in and advances to unconsolidated affiliates . . . .    (1,863)           (258)
    Changes in other long-term assets and liabilities   . . . . . . . . . . . .    (4,983)          (1071)
                                                                                  -------         -------
Net cash provided by (used in) investing activities . . . . . . . . . . . . . .   (13,083)        (18,596)
                                                                                  -------         -------

Cash flows from financing activities:
    Repayment of notes payable  . . . . . . . . . . . . . . . . . . . . . . . .         -            (350)
    Sale of property under lease  . . . . . . . . . . . . . . . . . . . . . . .         -           7,058
    Proceeds from issuance of long-term obligations . . . . . . . . . . . . . .     4,447          12,965
    Issuance of common stock and other capital contributions  . . . . . . . . .    17,500           2,249
                                                                                  -------         -------

Net cash provided by financing activities . . . . . . . . . . . . . . . . . . .    21,947          21,922
                                                                                  -------         -------

Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . .     8,824           3,038
    Beginning of period   . . . . . . . . . . . . . . . . . . . . . . . . . . .       311           2,948
                                                                                  -------         -------
    End of period   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 9,135         $ 5,986
                                                                                  =======         =======

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest  . . . . . . . . . . . . . . . . .   $  $226         $   559
                                                                                  =======         =======

     See accompanying notes to condensed consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The condensed consolidated balance sheets as of December 31, 1995 and June 30, 1996, the condensed consolidated statements of operations for the three and six months ended June 30, 1995 and 1996 and the condensed consolidated statements of cash flows for the six months ended June 30, 1995 and 1996 contained herein include the accounts of Alternative Living Services, Inc. (the "Company") and its affiliates which are under the common financial control of the Company. All significant intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments consisting only of normal recurring items, necessary for a fair presentation of such financial statements have been included. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full fiscal year.

         In August 1996, the Company completed an initial public offering of its common stock pursuant to the requirements of the Securities and Exchange Commission, common stock issued and options granted, at per share amounts less than the initial public offering (IPO) price, within one year prior to the Company's filing of a registration statement relating to its initial public offering of equity securities, are deemed outstanding for all prior year periods. Accordingly, weighted average shares outstanding for the six and three months ended June 30, 1995 were increased by 1,146,928 shares for the effect of such common stock and stock options.

         The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Reference is made to the Company's audited financial statements and the related notes as of December 31, 1994 and 1995 and for each of the years then ended included in the Company's registration statement on Form S-1 declared effective by the SEC on August 5, 1996, which provide additional disclosures and further description of accounting policies.

(2)      ACQUISITIONS AND SALE/LEASEBACKS

         The Company acquired Heartland Retirement Services, Inc. ("Heartland") on January 26, 1996 for $5,500,000 cash plus 261,424 shares of the Company's common stock. The acquisition was effective as of January 1, 1996, was financed by a bridge loan of approximately $8,700,000 obtained from a firm whose president is a director of the Company. As of January 1, 1996, Heartland operated 20 assisted living residences with 15 to 20 units each. This transaction has been accounted for as a purchase.

         The Company sold two assisted living residences for approximately $7,058,000 on January 22, 1996 and leased them back under a ten-year sale and lease-back agreement. The transaction produced a gain of approximately $1,083,000 which was deferred and is being amortized over the lease term.

         On May 24, 1996, the Company acquired New Crossings International Corporation ("Crossings"), a company operating 15 assisted living facilities throughout the western United States. The total purchase consideration was 2,007,049 shares of the Company's common stock. This transaction has been accounted for as a purchase.

         A non-recurring charge of $977,000 was recorded in June, 1996 related to the acquisitions of Crossings and Heartland. The charge relates to costs associated with the physical downsizing of the Crossings corporate office and employee separation costs at Crossings and Heartland.

         On May 24, 1996, the Company acquired the limited partnership interests in five Michigan limited partnerships not already owned by it, for aggregate consideration of 115,024 shares of redeemable common stock of the Company and promissory notes in the aggregate principal amount of $2,900,000. These promissory notes are due and payable on January 31, 1997 and bear interest at the rate of 8% per annum. Also on May 24, 1996, the Company acquired 100% of the outstanding stock of the corporate general partner of these five limited partnerships pursuant to a merger transaction whereby the shareholders of the five Michigan limited partnerships other than the Company, received, in exchange for their shares, $300,000 in cash and 57,512 shares of redeemable common stock. Contemporaneously with the merger, the Company refunded certain advances made to the limited partnerships by a cash payment of $700,000 and delivery of a promissory note in the amount of $1.4 million. This promissory note is due and payable on September 21, 1996 and bears interest at the rate of 9% per annum (the "General Partner Note"). These transactions have been accounted for as a purchase.

         The following unaudited pro forma condensed combined financial information combines the results of operations as if the acquisitions of Heartland, Crossings and the five Michigan limited partnerships had been consummated as of January 1, 1995 and is not necessarily indicative of the actual results that would have been achieved if these transactions had actually been completed as of the date indicated, or which may be realized in the future. The unaudited pro forma condensed combined financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company and the related notes.

                                                                    Six Months Ended June 30,
                                                                    -------------------------
                                                                           (Unaudited)
                                                              (In thousands, except per share data)

                                                                       1995            1996
                                                                       ----            ----
Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $17,490        $23,805

Non-recurring charge  . . . . . . . . . . . . . . . . . . . . . . .        --           (977)

Operating income (loss) . . . . . . . . . . . . . . . . . . . . . .      (155)        (2,921)

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,478)        (4,915)

Net loss per share  . . . . . . . . . . . . . . . . . . . . . . . .   $ (0.16)       $ (0.52)


(3)      STOCKHOLDER'S EQUITY

         On May 17, 1996, the Board of Directors authorized and the stockholders approved the filing of a Restated Certificate of Incorporation that provides for (a) the authorization of 5 million shares of preferred stock, $0.01 par value, the terms of which may be determined by the Board of Directors from time to time, (b) the authorization of 30 million shares of common stock, $0.01 par value, and (C) a 1,812.55 for 1 stock split of its common stock. Accordingly, the stock split and the changes in preferred and common stock have been given retroactive effect in the accompanying condensed consolidated financial statements.

(4)      NEW ACCOUNTING STANDARDS

         Effective January 1, 1996, the Company adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The effect of adopting Statement 121 was not material to the Company's financial statements.

          Effective January 1, 1996, the Company adopted FASB Statement No. 123, Accounting for Stock-Based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. In accordance with Statement No. 123 the Company has elected to continue to account for stock-based compensation arrangements under APB Opinion No. 25.

However, the Company will begin to disclose the pro forma effect on net income and earnings per share of the fair value-based accounting for those arrangements, as required by Statement 123, beginning with its 1996 annual report.

(5)      SUBSEQUENT EVENTS

         In August, 1996, the Company completed an IPO of 6,000,000 shares of common stock. Of these, 3,443,206 shares of the stock were sold by the Company and 2,556,794 were sold by existing stockholders. After deducting underwriting discounts and commissions and offering expenses the net proceeds to the Company were approximately $40 million.

         On August 9, 1996, the Company acquired the 40% partnership interests not already owned by it in three partnerships for an aggregate purchase price of $3.2 million. This transaction has been accounted for as a purchase.

         On August 9, 1996, the Company repaid the remainder due of the $1.4 million General Partner Note.

         As of September 11, 1996, the Company entered into a joint venture relationship with Pioneer Development Company ("Pioneer") to develop, own and operate assisted living residences in target market areas throughout New York, Massachusetts, Connecticut and Rhode Island. The Company and Pioneer will own and fund a 51% and 49% equity interest, respectively, in these ventures.

         On September 13, 1996, the Company acquired a residence it managed and had a 0.5% equity interest in for $800,000. This transaction has been accounted for as a purchase.

         On September 13, 1996, the Company repaid principal obligations of $8.7 million plus accrued interest for bridge financing related to the Heartland acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         As of September 18, the Company operated 62 assisted living residences with an aggregate capacity of approximately 2,630 residents. The Company's growth since 1993 has had a significant impact on the Company's results of operations and accounts for most of the changes in results between the first six months of 1995 and 1996. As of June 30, 1995 and 1996, the Company operated 16 and 57 residences, respectively.

         Since its organization in December 1993, the Company has achieved significant growth in operating revenue resulting from its aggressive development program and several strategic acquisitions. For the six months ended June 30, 1995 and 1996, the Company generated operating revenues of $4.7 million and $12.1 million, respectively.

         The Company intends to continue to pursue its growth strategy by developing and constructing additional assisted living residences, and, as appropriate opportunities arise, acquiring assisted living operations. The Company has 18 facilities under construction, and 35 under development in thirteen states.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items of the Company's Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.

                                                                                     Period to Period
                                                                               Percentage Increase (Decrease)
                                                                               ------------------------------
                                       Percentage of Revenue                    Three Months      Six Months
                              Three Months Ended       Six Months Ended            Ended            Ended
                                    June 30,               June 30,               June 30,         June 30,
                                1995        1996      1995         1996          1995-1996        1995-1996
                                ----        ----      -----        ----          ---------        ---------
Revenues  . . . . . . . . .    100.0%      100.0%    100.0%       100.0%          191.7%            155.0%
Expenses
    Residence operations. .     65.2        60.9      65.9         65.9           172.4             154.9
    Lease expense . . . . .      8.3        18.4       9.2         15.9           546.2             341.2
    General and
    administrative  . . . .     20.9        22.3      23.1         27.4           211.4             202.7
    Depreciation and
    amortization  . . . . .      7.6         7.4       7.1          7.8           184.7             181.4
    Non-recurring
    charge  . . . . . . . .        -        12.6         -          8.1           100.0             100.0
                               -----       -----     -----        -----         -------           -------
    Total operating
    expenses  . . . . . . .    102.0       121.6     105.3        125.1           247.7             203.0
                               -----       -----     -----        -----         -------           -------
    Operating loss  . . . .     (2.0)      (21.6)     (5.3)       (25.1)        3,005.6           1,116.5
Other expense
    Interest expense, net .      7.8        12.1       8.2         11.0           353.4             243.3
    Other, net  . . . . . .     (0.6)       (0.5)     (0.9)         0.2           160.0            (148.8)
                               -----       -----     -----        -----         -------           -------

         Net loss . . . . .     (9.2)%     (33.2)%   (12.5)%      (36.2)%         949.8%            639.0%
                               =====       =====     =====        =====         =======           =======

THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1996

         Operating Revenue. Operating revenues for the three months ended June 30, 1996 were $7.8 million representing an increase of $5.1 million, or 192%, from the $2.7 million for the comparable 1995 period. Substantially all of this increase resulted from new residence acquisitions and new construction. The Company operated 16 and 57 residences in the three month periods ended June 30, 1995 and 1996, respectively with 15 of the residences in the three month period ended June 30, 1996 being added in late May from the Crossings acquisition.

         Residence Operations. Residence operating expenses for the three months ended June 30, 1996 increased to $4.7 milllion from $1.7 million in the three month period ended June 30, 1995 due to the increased number of residences operated during the 1996 period. As a percentage of total operating revenue, residence operating expenses decreased to 60.9% for the three months ended June 30, 1996 from 65.2% for the comparable period in 1995.

         Lease Expense. Lease expense for the three months ended June 30, 1996 was $1.4 million, compared to $221,000 in the comparable period in 1995. The increase is primarily attributable to the sale/leaseback of two Florida residences in January 1996 and the addition of 15 Crossings residences in late May, 1996, the substantial majority of which are financed under sale/leaseback arrangements.

         General and Administrative Expense. General and administrative expenses for the three months ended June 30, 1996 were $1.7 million, compared to $555,000 for the comparable 1995 period. The increase in expenses was primarily attributable to salaries, related payroll taxes and employee benefits relating to additional corporate personnel retained to support the Company's actual and anticipated growth strategy. The Company expects that its general and administrative expenses will decrease as a percentage of operating revenue as the Company grows and achieves certain economies of scale.

         Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 1996 was $575,000, representing an increase of $374,000 or 185% from $201,000 for the comparable period in 1995. This increase resulted primarily from the addition of the Heartland residences, the acquisition of 100% of the Michigan partnerships, the acquisition of one residence in April 1995, and a new residence that opened during 1996.

         Non-recurring Charge. The $977,000 non-recurring charge relates to the downsizing of the Crossings corporate office and separation benefits related to the Heartland and Crossings acquisitions.

         Interest Expense, Net. Interest expense, net for the three months ended June 30, 1996 was $934,000, representing an increase of $728,000, or 353% from $206,000 for the comparable period in 1995. This increase resulted primarily due to the incurrence of indebtedness in the amount of $4.2 million related to the acquisition of one residence in April 1995, and the bridge financings associated with the Heartland acquisition of $8.7 million, and additional financing for residences under construction of approximately $18 million.

SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         Operating Revenue. Operating revenues for the six months ended June 30, 1996 were $12.1 million representing an increase of $7.4 million or 155% from $4.7 million for the same period in 1995. Substantially all of this increase resulted from new residence acquisitions and new construction. The Company operated 16 and 57 residences in the six month periods ended June 30, 1995 and 1996, respectively with 15 of the residences in the period ended June 30, 1996 being added in late May from the Crossings acquisition.

         Residence Operations. Residence operating expenses for the six months ended June 30, 1996 increased to $8 million from $3.1 million for the same period in 1995 due to the increased number of residences operated during the 1996 period.

         Lease Expense. Lease expense for the six months ended June 30, 1996 was $1.9 million, representing an increase of $1.5 million, or 341% from $434,000 for the same period in 1995. The increase is primarily attributable to the two Florida residence sale/leasebacks in January 1996 and the addition of 15 Crossings residences in late May, 1996, the substantial majority of which are financed under sale/leaseback arrangements.

         General and Administrative Expense. General and administrative expenses for the six months ended June 30, 1996 were $3.3 million, compared to $1.1 million for the comparable period in 1995. The increase in expenses was primarily attributable to salaries, related payroll taxes and employee benefits relating to additional corporate personnel retained to support the Company's actual and anticipated growth strategy. The Company expects that its general and administrative expenses will decrease as a percentage of operating revenue as the Company grows and achieves certain economies of scale.

         Depreciation and Amortization Expense. Depreciation and amortization for the six months ended June 30, 1996 was $940,000, representing an increase of $606,000, or 181% from $334,000 for the comparable 1995 period. The increase resulted primarily from the addition of the Heartland residences, the acquisition of the Michigan partnerships, the acquisition of one residence in April 1995, and a new residence that opened in 1996.

         Interest Expense Net. Interest expense, net for the six months ended June 30, 1996 was $1.3 million representing an increase of $1 million or 243% from $386,000 for the same period 1995. The increased interest expense was primarily the result of a full six months of interest expense associated with indebtedness in the amount of $4.2 million related to the acquisition of one residence in April 1995 and the bridge financing associated with the Heartland acquisition of $8.7 million and additional financing for residences under construction of approximately $18 million.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 1996 and 1995 cash flow from operations was $(288,000) and $(40,000), respectively. During the six month period ended June 30, 1996, the Company obtained approximately $22 million of financing. The private placement of common stock raised $2.2 million; $7.0 million was received from the sale/leaseback of two residences; and $8.7 million was obtained as bridge financing for the Heartland acquisition and other working capital needs. The Company also incurrred approximately $4.3 million of additional indebtedness related to the purchase of partnership interests in five Michigan partnerships. The Company purchased additional property and equipment of $15.7 million. As a result the Company increased its cash position by approximately $3.0 million. During the six months ended June 30, 1995, the Company increased its cash position by approximately $8.8 million. The increase was primarily due to the private placement of $17.5 million of common stock offset by the purchase of property and equipment for development of residences of $6.2 million. At June 30, 1996 the Company had a working capital deficit of approximately $9.8 million primarily due to short
term construction loans for certain of its Michigan residences.   The Company
expects to refinance these loans with sale/leaseback or conventional financing. Working capital at June 30, 1995 was $1.2 million.

         The Company has historically financed its development program and acquisitions through a combination of various forms of real estate financing, capital contributions from joint venture partners and private placements of equity. In August, the Company completed an IPO of common stock that provided $40 million of net proceeds. Approximately $15 million of these proceeds have been or will be used to repay existing debt with the majority of the remaining proceeds being used to finance the development and construction of new residences and for general working capital. The Company expects that the cash on hand, the net proceeds of the IPO and additional construction/leaseback financing will be sufficient to fund its development and construction program, as well as the anticipated operating losses, therefrom, for at least the next 18 months. There can be no assurance, however, that the Company will not be required to seek additional capital earlier or that sale/leaseback financing will be available on terms acceptable to the Company. In addition, the Company may require additional financing to enable it to acquire additional residences, to respond to changing economic conditions, to effect further expansion of the Company's development program or to account for changes in assumptions related to its development program.

         The Company expects negative cash flow to continue for at least the next 12 to 18 months as it continues to develop and construct assisted living residences. The Company's future success will depend on its ability to fund its growth strategy. The Company will seek, from time to time, additional funding through public or private financing, including equity or debt financing. There can be no assurances that such financing will be available to the Company as needed or on terms acceptable to the Company.

         On January 22, 1996 the Company sold two assisted living residences for approximately $7,058,000 and leased them back under a ten-year sale and lease-back agreement. The transaction produced a gain of approximately $1,083,000 which was deferred and is being amortized over the lease period.

         On January 26, 1996, the Company acquired all of the outstanding capital stock of Heartland for a total consideration of approximately $5.5 million and the issuance of 261,424 shares of common stock. In connection with the Heartland acquisition, the Company borrowed approximately $8.7 million as bridge financing. This loan was repaid on September 13, 1996.

         On May 24, 1996, the Company acquired Crossings for 2,007,049 shares of common stock.

         On May 24, 1996, the Company acquired the limited partnership interests not already owned by it in 5 Michigan limited partnerships for aggregate consideration of 115,024 shares of common stock and promissory notes in the aggregate principal amount of $2.9 million. These promissory notes are due and payable on January 31, 1997 and bear interest at the rate of 8% per annum. The Company acquired 100% of the outstanding stock of the corporate general partner of these five limited partnerships pursuant to a merger transaction whereby the shareholders of the five Michigan limited partnerships, other than the Company received, in exchange for their shares, $300,000 in cash and 57,512 shares of the common stock. Contemporaneously with the merger, the Company refunded advances made to the limited partnerships by a cash payment of $700,000 and delivery of a promissory note in the amount of $1.4 million which was fully repaid on August 9, 1996.

         In July, 1996, the Company borrowed $8.5 million, $3.5 million of which was used to refinance existing indebtedness and the remainder to be used for working capital purposes. This loan which was obtained from a REIT with which the Company has a non-binding letter of intent relating to additional financing commitments is due and payable on October 1, 1996 and bears interest at a rate of 10% per annum. The Company intends to refinance the entire principal amount at time of maturity. If, however, the Company is unable to refinance this loan on acceptable terms, then the Company expects to use a portion of the net proceeds from its initial public offering to repay the loan.

         On August 9, 1996 the Company acquired the 40% partnership interests not already owned by it in three partnerships, for an aggregate purchase price of $3,150,000.

         On September 13, 1996 the Company acquired a residence it managed and had a 0.5% equity interest in for $800,000.

FORWARD-LOOKING STATEMENTS

         Any statements contained in this Form 10-Q which are not historical facts are forward-looking statements that involve risks and uncertainties. The Company cautions the reader that forward-looking statements, such as the future impact of the Company's growth on profitability and liquidity and capital resources may differ materially as a result of risks facing the Company. These risks include, but are not limited to, the history of, and anticipated operating losses, ability to continue growth, ability to manage rapid expansion, development and construction risks, risks associated with acquisitions, difficulties associated with integrating the operation of Crossings and Heartland, possible need for additional financing, risk of rising interest rates and substantial debt and operating lease payment obligations.

                          PART II - OTHER INFORMATION

ITEMS 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits:
              11.1 Statement regarding Computation of Per Share Earnings

              27.1 Financial Data Schedule

      (b)     Reports on Form 8-K:
              The Registrant has filed no reports on Form 8-K during the quarter ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ALTERNATIVE LIVING SERVICES, INC.



Date: September 18, 1996
                                           /s/ Thomas E. Komula
                                           -----------------------------------
                                           Thomas E. Komula
                                           Chief Financial Officer
                                           (Principal Financial Officer)