Form 10-Q
period 1996-09-30
ALTERNATIVE LIVING SERVICES INC
filed 1996-11-15
CIK 1013218

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 1996

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

Yes      [X]              No

AS OF NOVEMBER 14, 1996 THERE WERE 12,966,557 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01, OUTSTANDING.
(Number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practical date.)

                       ALTERNATIVE LIVING SERVICES, INC.
                                     INDEX


                        Part I.  Financial Information


                                                                        Page No.
                                                                        -------
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of
         December 31, 1995 and September 30, 1996  . . . . . . . . . . .    1

         Condensed Consolidated Statements of Operations
         for the Three and Nine Months Ended September 30, 1995
         and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

         Condensed Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 1995 and 1996 . . . . .    3

         Notes to Condensed Consolidated Financial Statements  . . . . .    4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . .    7


                         Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .    12

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          December 31,       September 30,
                                                                              1995               1996
                                                                          ------------       -------------
                                                                                              (Unaudited)
                                         ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 2,948            $ 26,416
   Resident receivables, net . . . . . . . . . . . . . . . . . . . . . .          55                 987
   Other current assets  . . . . . . . . . . . . . . . . . . . . . . . .         333               2,668
                                                                             -------            --------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . .       3,336              30,071
                                                                             -------            --------
Property, plant and equipment, net . . . . . . . . . . . . . . . . . . .      27,289             100,117
Long-term investments  . . . . . . . . . . . . . . . . . . . . . . . . .       1,183               1,171
Investments in and advances to unconsolidated affiliates . . . . . . . .       4,788                 389
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         955               5,861
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,806               3,475
                                                                             -------            --------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .     $39,357            $141,084
                                                                             =======            ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt  . . . . . . . . . . . . . . .     $   163            $    678
   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .         786               3,785
   Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .       1,180               7,939
   Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -               2,984
                                                                             -------            --------
      Total current liabilities  . . . . . . . . . . . . . . . . . . . .       2,129              15,386
                                                                             -------            --------
Long-term debt, less current installments  . . . . . . . . . . . . . . .      17,275              53,067
Deferred gain on sale  . . . . . . . . . . . . . . . . . . . . . . . . .           -               1,040
                                                                             -------            --------
      Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . .      19,404              69,493
                                                                             -------            --------
Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .         610               3,143
Stockholders' equity:
Common stock and additional paid-in capital  . . . . . . . . . . . . . .      21,746              77,062
Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,403)             (8,614)
                                                                             -------            --------
      Total stockholders' equity . . . . . . . . . . . . . . . . . . . .      19,343              68,448
                                                                             -------            --------
         Total liabilities and stockholders' equity. . . . . . . . . . .     $39,357            $141,084
                                                                             =======            ========


     See accompanying notes to condensed consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    Three Months Ended               Nine Months Ended
                                                        September 30,                   September 30,
                                                  -----------------------          ---------------------
                                                     1995           1996             1995           1996
                                                     ----           ----             ----           ----
REVENUE:
    Resident service fees   . . . . . . .            $2,562        $12,752           $6,973        $24,346
    Other   . . . . . . . . . . . . . . .                94            211              420            692
                                                    -------        -------         --------       --------

         Operating revenue  . . . . . . .             2,656         12,963            7,393         25,038

OPERATING EXPENSES:
    Residence operations  . . . . . . . .             1,801          8,276            4,883         16,237
    Lease expense   . . . . . . . . . . .               223          1,973              657          3,888
    General and administrative  . . . . .               634          2,239            1,771          5,550
    Depreciation and amortization   . . .               210            863              556          1,803
    Non-recurring charge  . . . . . . . .                 -              -                -            977
                                                    -------        -------         --------       --------
    Total operating expenses  . . . . . .             2,868         13,351            7,867         28,455

         Operating loss . . . . . . . . .              (212)          (388)            (474)        (3,417)

OTHER INCOME (EXPENSE):
    Interest expense, net   . . . . . . .              (188)        (1,427)            (573)        (2,751)
    Other, net  . . . . . . . . . . . . .                 -            (24)               -            (11)
    Equity in losses of unconsolidated
         affiliates . . . . . . . . . . .               (80)            (9)             (20)           (56)
    Minority interest in losses of consolidated
         subsidiaries . . . . . . . . . .                 1             12               17             24
                                                    -------        -------          -------       --------
         Total other expense, net . . . .              (267)        (1,448)            (576)        (2,794)

    Net loss  . . . . . . . . . . . . . .             $(479)       $(1,836)         $(1,050)       $(6,211)
                                                    =======        =======         ========       ========

    Net loss per share  . . . . . . . . .            $(0.06)        $(0.16)          $(0.20)        $(0.70)
                                                    =======        =======        =========       ========

         Weighted average shares outstanding          7,799         11,619            5,229          8,855
                                                    =======        =======        =========       ========


     See accompanying notes to condensed consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                      -------------
                                                                                  1995             1996
                                                                                  ----             ----
Cash flows from operating activities:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ (1,050)        $ (6,211)
  Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . .           556            1,803
    Minority interest in losses of consolidated subsidiaries  . . . . . .            (3)             (24)
    (Increase) decrease in net resident receivables   . . . . . . . . . .             1             (662)
    (Increase) decrease in other current assets   . . . . . . . . . . . .          (122)             626
    Increase (decrease) in accounts payable   . . . . . . . . . . . . . .          (185)           1,113
    Increase in accrued expenses  . . . . . . . . . . . . . . . . . . . .           584            3,270
    Changes in other current assets and liabilities   . . . . . . . . . .          (570)             480
                                                                               --------         --------

Net cash provided by (used in) operating activities . . . . . . . . . . .          (789)             395

Cash flows from investing activities:
    Payments for property, plant and equipment and project development
       costs, net of assets acquired or liabilities assumed . . . . . . .       (13,365)         (39,322)
    Net cash used in acquisitions . . . . . . . . . . . . . . . . . . . .             -           (1,565)
    Changes in investments in and advances to unconsolidated affiliates .        (4,280)           1,008
    Changes in other long-term assets and liabilities . . . . . . . . . .             -             (191)
                                                                               --------         --------

Net cash used in investing activities . . . . . . . . . . . . . . . . . .       (17,645)         (40,070)

Cash flows from financing activities:
    Repayment of notes payable  . . . . . . . . . . . . . . . . . . . . .          (217)          (1,369)
    Proceeds from sale/leaseback transaction  . . . . . . . . . . . . . .             -            7,058
    Proceeds from issuance of long-term debt  . . . . . . . . . . . . . .         5,633           27,231
    Repayment of long-term debt . . . . . . . . . . . . . . . . . . . . .             -          (12,187)
    Issuance of common stock and additional paid-in capital . . . . . . .        17,500           42,410
                                                                               --------         --------

Net cash provided by financing activities . . . . . . . . . . . . . . . .        22,916           63,143

Net increase in cash and cash equivalents . . . . . . . . . . . . . . . .         4,482           23,468
    Beginning of period . . . . . . . . . . . . . . . . . . . . . . . . .           311            2,948
                                                                               --------         --------
    End of period . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  4,793         $ 26,416
                                                                               ========         ========

Supplemental disclosures of cash flow information
    Cash paid during the period for interest  . . . . . . . . . . . . . .      $    723         $  1,975
                                                                               ========         ========


     See accompanying notes to condensed consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The condensed consolidated balance sheets as of December 31, 1995 and September 30, 1996, the condensed consolidated statements of operations for the three and nine months ended September 30, 1995 and 1996 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1995 and 1996 contained herein include the accounts of Alternative Living Services, Inc. (the "Company") and its affiliates which are under the common financial control of the Company. All significant intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been included. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full fiscal year.

         In August 1996, the Company completed an initial public offering of its common stock pursuant to the requirements of the Securities and Exchange Commission ("SEC"). Common stock issued and options granted, at per share amounts less than the initial public offering ("IPO") price, within one year prior to the Company's filing of a registration statement relating to its initial public offering of equity securities, are deemed outstanding for all prior year periods. Accordingly, weighted average shares outstanding for the nine and three months ended September 30, 1995 were increased by 1,146,928 shares for the effect of such common stock and stock options.

         The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes as of December 31, 1994 and 1995 and for each of the three years then ended included in the Company's registration statement on Form S-1 declared effective by the SEC on August 5, 1996 (Regulation No. 333-04595), which provide additional disclosures and further description of accounting policies.

(2)      ACQUISITIONS AND SALE/LEASEBACKS

         The Company sold two assisted living residences for approximately
$7.1 million on January 22, 1996 and leased them back under a ten-year sale and lease-back agreement. The transaction produced a gain of approximately $1,083,000 which was deferred and is being amortized over the lease term.

         The Company acquired Heartland Retirement Services, Inc. ("Heartland") on January 26, 1996 for $5.5 million cash plus 261,424 shares of the Company's common stock. The acquisition was effective as of January 1, 1996, was financed by a bridge loan of approximately $8.7 million obtained from a firm whose president is a director of the Company. As of January 1, 1996, Heartland operated 20 assisted living residences with 15 to 20 units each. This transaction has been accounted for as a purchase.

         On May 24, 1996, the Company acquired New Crossings International Corporation ("Crossings"), a company operating 15 assisted living facilities throughout the Western United States. The total purchase consideration was 2,007,049 shares of the Company's common stock. This transaction has been accounted for as a purchase.

         On May 24, 1996, the Company acquired the limited partnership interests not already owned by it in five limited partnerships owning five residences operated by the Company in Michigan, for aggregate consideration of 115,024 shares of redeemable common stock of the Company and promissory notes in the aggregate principal amount of $2.9 million. These promissory notes are due and payable on January 31, 1997 and bear interest at the rate of 8% per annum. Also on May 24, 1996, the Company acquired 100% of the outstanding stock of the corporate general partner of these five limited partnerships pursuant to a merger transaction whereby the shareholders of the five Michigan limited partnerships other than the Company, received, in exchange for their shares, $300,000 in cash and 57,512 shares of redeemable common stock. Contemporaneously with the merger, the Company refunded certain advances made to the limited partnerships by a cash payment of $700,000 and delivery of a promissory note in the amount of $1.4 million which was fully repaid on August 9, 1996.

         A non-recurring charge of $977,000 was recorded in June 1996 related to the acquisitions of Crossings and Heartland. The charge relates to costs associated with the physical downsizing of the Crossings corporate office and employee separation costs at Crossings and Heartland.

         On August 9, 1996, the Company acquired the 40% partnership interests not already owned by it in three partnerships for an aggregate purchase price of $3.2 million. This transaction has been accounted for as a purchase.

         On August 13, 1996, the Company acquired a residence it leased for $1.1 million.

         As of September 11, 1996, the Company entered into a joint venture relationship with an affiliate of Pioneer Development Company ("Pioneer") to develop, own and operate assisted living residences in target market areas throughout New York, Massachusetts, Connecticut and Rhode Island. The Company and Pioneer will own and fund a 51% and 49% equity interest, respectively, in these ventures.

         On September 13, 1996, the Company acquired a residence it managed and had a 0.5% equity interest in for $800,000. This transaction has been accounted for as a purchase.

         On September 30, 1996, the Company acquired a residence it managed and had a 2.5% equity interest in for $1.1 million. This transaction has been accounted for as a purchase.

         The following unaudited pro forma condensed combined financial information combines the results of operations as if the acquisitions of Heartland, Crossings, and the partnership interests in the five Michigan limited partnerships and the IPO had been consummated as of January 1, 1995 and is not necessarily indicative of the actual results that would have been achieved if these transactions had actually been completed as of the date indicated, or which may be realized in the future. The unaudited pro forma condensed combined financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the related notes.

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                           (Unaudited)
                                                              (In thousands, except per share data)

                                                                      1995            1996
                                                                      ----            ----
Operating revenue . . . . . . . . . . . . . . . . . . . . . .         $26,955        $36,768

Non-recurring charge  . . . . . . . . . . . . . . . . . . . .               -           (977)

Operating loss  . . . . . . . . . . . . . . . . . . . . . . .            (561)        (3,223)

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,419)        (6,558)

Net loss per share  . . . . . . . . . . . . . . . . . . . . .          $(0.19)        $(0.69)


(3)      STOCKHOLDERS' EQUITY

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

         In August 1996, the Company completed an IPO of 6,000,000 shares of common stock, which 3,443,206 shares were sold by the Company and 2,556,794 shares were sold by existing stockholders. After deducting underwriting discounts and commissions and offering expenses, the net proceeds to the Company were approximately $40 million.

(4)      NEW ACCOUNTING STANDARDS

         Effective January 1, 1996, the Company adopted FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS
TO BE DISPOSED OF. The effect of adopting Statement 121 was not material to the Company's financial statements.

          Effective January 1, 1996, the Company adopted FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which provides an alternative to APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for stock-based compensation issued to employees. In accordance with Statement No. 123 the Company has elected to continue to account for stock-based compensation arrangements under APB Opinion No. 25. However, the Company will begin to disclose the pro forma effect on net income and earnings per share of the fair value-based accounting for those arrangements, as required by Statement 123, beginning with its financial statements for the year ending December 31, 1996.

(5)      SUBSEQUENT EVENTS

         On November 6, 1996, the Company entered into a purchase agreement to acquire four assisted living residences with an aggregate of 120 units for $5.5 million in cash. The transaction is scheduled to close on or before December 6, 1996, subject to satisfactory completion by the Company of its due diligence review.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         As of November 14, 1996, the Company operated 67 assisted living residences with an aggregate capacity of approximately 2,842 residents. The Company's growth since 1993 has had a significant impact on the Company's results of operations and accounts for most of the changes in operating results between the first nine months of 1995 and 1996. As of September 30, 1995 and 1996, the Company operated 16 and 62 residences, respectively.

         Since its organization in December 1993, the Company has achieved significant growth in operating revenue resulting from its development of new residences and its consummation of several strategic acquisitions. For the nine months ended September 30, 1995 and 1996, the Company generated operating revenues of $13.0 million and $25.0 million, respectively.

         The Company intends to continue to pursue its growth strategy by developing and constructing additional assisted living residences, and, as appropriate opportunities arise, acquiring assisted living operations. The Company has 25 facilities under construction and 26 under development in thirteen states.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items of the Company's Condensed Consolidated Statements of Operations as a percentage of total revenue and the percentage change of the dollar amounts from period to period.

                                                                                     Period to Period
                                                                               Percentage Increase (Decrease)
                                      Percentage of Revenue                    ------------------------------
                                      ---------------------                   Three Months       Nine Months
                             Three Months Ended       Nine Months Ended           Ended             Ended
                                September 30,            September 30,        September 30,     September 30,
                                -------------            -------------        -------------     -------------
                             1995          1996       1995         1996         1995-1996         1995-1996
                             ----          ----       ----         ----         ---------         ---------
Revenue . . . . . . . . .    100.0%       100.0%      100.0%       100.0%         388.1%             238.7%
Expenses:
    Residence operations      67.8         63.8        66.0         64.8          359.5              232.5
    Lease expense   . . .      8.4         15.2         8.9         15.5          784.8              491.8
    General and
    administrative  . . .     23.9         17.3        24.0         22.2          253.2              213.4
    Depreciation and
    amortization  . . . .      7.9          6.7         7.5          7.2          311.0              224.3
    Non-recurring
    charge  . . . . . . .      -            -           -            3.9            -                100.0
    Total operating
    expenses  . . . . . .    108.0        103.0       106.4        113.6          365.5              261.7
                             -----        -----       -----        -----          -----              -----

    Operating loss  . . .     (8.0)        (3.0)       (6.4)       (13.6)          83.0              620.9
Other expense:
    Interest expense, net     (7.0)       (11.0)       (7.8)       (11.0)         658.5              380.1
    Other, net  . . . . .     (3.0)        (0.2)        0.0         (0.2)         (73.4)           1,333.3
                             -----        -----       -----        -----          -----            -------
    Net loss  . . . . . .    (18.0)%      (14.2)%     (14.2)%      (24.8)%        283.1%             491.5%
                             =====        =====       =====        =====          =====            =======

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

         OPERATING REVENUE. Operating revenues for the three months ended September 30, 1996 were $13.0 million representing an increase of $10.3 million, or 388%, from the $2.7 million for the comparable 1995 period. Substantially all of this increase resulted from new residence acquisitions and new construction. The Company operated 16 and 62 residences at the end of the three month periods ended September 30, 1995 and 1996, respectively.

         RESIDENCE OPERATIONS. Residence operating expenses for the three months ended September 30, 1996 increased to $8.3 million from $1.8 million in the three month period ended September 30, 1995 due to the increased number of residences operated during the 1996 period. As a percentage of total operating revenue, residence operating expenses decreased to 64% for the three months ended September 30, 1996 from 68% for the comparable period in 1995.

         LEASE EXPENSE. Lease expense for the three months ended September 30, 1996 was $2.0 million, compared to $223,000 in the comparable period in 1995. The increase is primarily attributable to the sale/leaseback of two Florida residences in January 1996 and the addition of 15 Crossings residences in late May, 1996, the substantial majority of which are financed under sale/leaseback arrangements.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses for the three months ended September 30, 1996 were $2.2 million, compared to $634,000 for the comparable 1995 period representing a decline from 24% in 1995 to 17% in 1996 as a percentage of operating revenue. The increase in expenses was primarily attributable to salaries, related payroll taxes and employee benefits relating to additional corporate personnel retained to support the Company's actual and anticipated growth. The Company expects that its general and administrative expenses will continue to decrease as a percentage of operating revenue as the Company grows and achieves certain economies of scale.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended September 30, 1996 was $863,000, representing an increase of $653,000, or 311%, from $210,000 for the comparable period in 1995. This increase resulted primarily from the addition of the Heartland residences, the acquisition of 100% of the Michigan partnerships, the acquisition of one residence in April 1995, and new residences that opened during 1996.

         INTEREST EXPENSE, NET. Interest expense, net, for the three months ended September 30, 1996 was $1.4 million, representing an increase of $1.2 million, or 659%, from $188,000 for the comparable period in 1995. This increase resulted primarily due to the incurrence of indebtedness in the amount of $4.2 million related to the acquisition of one residence in April 1995, the bridge financing associated with the Heartland acquisition of $8.7 million, and additional financing for residences that had been under construction of approximately $27 million.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         OPERATING REVENUE. Operating revenues for the nine months ended September 30, 1996 were $25.0 million representing an increase of $17.6 million, or 239%, from $7.4 million for the same period in 1995. Substantially all of this increase resulted from residence acquisitions and opening of new residences. The

Company operated 16 and 62 residences at the end of the nine month periods ended September 30, 1995 and 1996, respectively.

         RESIDENCE OPERATIONS. Residence operating expenses for the nine months ended September 30, 1996 increased to $16.2 million from $4.9 million for the same period in 1995 due to the increased number of residences operated during the 1996 period. As a percentage of total operating revenue, residence operating expense decreased to 65% for the nine months ended September 30, 1996 from 66% for the comparable period in 1995.

         LEASE EXPENSE. Lease expense for the nine months ended September 30, 1996 was $3.9 million, representing an increase of $3.2 million, or 492% from $657,000 for the same period in 1995. The increase is primarily attributable to the two Florida residence sale/leasebacks in January 1996 and the addition of 15 Crossings residences in late May, 1996, the substantial majority of which are financed under sale/leaseback arrangements.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses for the nine months ended September 30, 1996 were $5.6 million compared to $1.8 million for the comparable period in 1995 period representing a decline from 24% in 1995 to 22% in 1996 as a percentage of operating revenue. The increase in expenses was primarily attributable to salaries, related payroll taxes and employee benefits relating to additional corporate personnel retained to support the Company's actual and anticipated growth. The Company expects that its general and administrative expenses will continue to decrease as a percentage of operating revenue as the Company grows and achieves certain economies of scale.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization for the nine months ended September 30, 1996 was $1.8 million, representing an increase of $1.2 million, or 224%, from $556,000 for the comparable 1995 period. The increase resulted primarily from the addition of the Heartland residences, the acquisition of the Michigan partnerships, the acquisition of one residence in April 1995, and new residences that opened in 1996.

         INTEREST EXPENSE, NET. Interest expense, net, for the nine months ended September 30, 1996 was $2.8 million representing an increase of $2.2 million, or 380%, from $573,000 for the same period 1995. The increased interest expense was primarily the result of a full nine months of interest expense associated with indebtedness in the amount of $4.2 million related to the acquisition of one residence in April 1995, the bridge financing associated with the Heartland acquisition of $8.7 million, the financing of the Michigan partnerships of $4.3 million and additional financing for residences that had been under construction of approximately $27 million.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 1996 and 1995 cash flow from operations was $395,000 and $(789,000), respectively. During the nine month period ended September 30, 1996, the Company obtained approximately $77 million of financing and repaid $14 million of short and long-term debt. The private placement of common stock raised $2.2 million; the initial public offering raised $40.0 million; $7.0 million was received from the sale/leaseback of two residences; $8.7 million was obtained as bridge financing for the Heartland acquisition which was subsequently repaid; and $8.5 million was obtained as bridge financing for construction loan repayment and other working capital needs. The Company also incurred approximately $4.3 million of additional indebtedness related to the purchase of partnership interests in five Michigan
partnerships,   $1.3 million of which was repaid in the third quarter.  The
Company purchased additional property and equipment of $39 million. As a result, the Company increased its cash position by approximately $23 million. At September 30, 1996, the Company had working capital of approximately $14.7 million, compared to working capital of $1.2 million at December 31, 1995.

         The Company has historically financed its development program and acquisitions through a combination of various forms of real estate financing (mortgage and sale leaseback financing), capital contributions from joint venture partners and private placements of equity. In August 1996, the Company completed an IPO of its common stock that provided $40 million of net proceeds to the Company. Approximately $15 million of these proceeds have been or will be used to repay existing debt with the majority of the remaining proceeds being used to finance the development and construction of new residences and for general working capital needs. The Company expects that the cash on hand, the net proceeds of the IPO and additional construction/leaseback financing will be sufficient to fund its development and construction program, as well as the anticipated operating losses, therefrom, for at least the next 12 months. There can be no assurance, however, that the Company will not be required to seek additional capital earlier or that sale/leaseback financing will be available on terms acceptable to the Company. In addition, the Company may require additional financing to enable it to acquire additional residences, to respond to changing economic conditions, to effect further expansion of the Company's development program or to account for changes in assumptions related to its development program.

         The Company expects negative cash flow to continue for at least the next 9 to 12 months as it continues to develop and construct assisted living residences. The Company's future success will depend on its ability to fund its growth strategy. The Company will seek, from time to time, additional funding through public or private financing, including equity or debt financing. There can be no assurances that such financing will be available to the Company as needed or on terms acceptable to the Company.

         On January 22, 1996, the Company sold two assisted living residences for approximately $7.1 million and leased them back under a ten-year sale and lease-back agreement. The transaction produced a gain of approximately
$1.1 million which was deferred and is being amortized over the lease period.

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

         On May 24, 1996, the Company acquired the limited partnership interests not already owned by it in 5 Michigan limited partnerships for aggregate consideration of 115,024 shares of common stock and promissory notes in the aggregate principal amount of $2.9 million. These promissory notes are due and payable on January 31, 1997 and bear interest at the rate of 8% per annum. The Company acquired 100% of the outstanding stock of the corporate general partner of these five limited partnerships pursuant to a merger transaction whereby the shareholders of these five limited partnerships, other than the Company received, in exchange for their shares, $300,000 in cash and
57,512 shares of the Common Stock.   Contemporaneously with the merger, the
Company refunded advances made to the limited partnerships by a cash payment of $700,000 and delivery of a promissory note in the amount of $1.4 million which was fully repaid on August 9, 1996.

         In July 1996, the Company borrowed $8.5 million, $3.5 million of which was used to refinance existing indebtedness and the remainder to be used for working capital purposes. This loan which was obtained from a REIT with which the Company has a non-binding letter of intent relating to additional financing commitments, and was due and payable on October 1, 1996, and bears interest at a rate of 10% per annum, was extended to November 30, 1996. The Company intends to refinance the entire principal amount at time of maturity with this REIT based upon terms under the additional financing being completed. If, however, the Company is unable to refinance this loan on acceptable terms, then the Company expects to use a portion of the net proceeds from its IPO to repay the loan.

         On August 9, 1996, the Company acquired the 40% partnership interests not already owned by it in three partnerships, for an aggregate purchase price of $3.2 million.

         On August 13, 1996, the Company acquired a residence it leased for $1.1 million.

         On September 13, 1996, the Company acquired a residence it managed and had a 0.5% equity interest in for $800,000.

         On September 30, 1996, the Company acquired a residence it managed and had a 2.5% equity interest in for $1.1 million. This transaction has been accounted for as a purchase.

         On November 6, 1996, the Company entered into a purchase agreement to acquire four assisted living residences with an aggregate of 120 units for $5.5 million in cash. The transaction is scheduled to close on or before December 6, 1996 subject to satisfactory completion by the Company of its due diligence review.

FORWARD-LOOKING STATEMENTS

         Any statements contained in this Form 10-Q which are not historical facts are forward-looking statements that involve risks and uncertainties. The Company cautions the reader that forward-looking statements, such as the future impact of the Company's growth on profitability and liquidity and capital resources may differ materially as a result of risks facing the Company. These risks include, but are not limited to, the history of, and anticipated operating losses, ability to continue growth, ability to manage rapid expansion, development and construction risks, risks associated with acquisitions, difficulties associated with integrating the operations of Crossings and Heartland, possible need for additional financing, risk of rising interest rates and substantial debt and operating lease payment obligations.

                          PART II - OTHER INFORMATION

ITEMS 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:
           11.1 Statement regarding Computation of Per Share Earnings

           27.1 Financial Data Schedule

      (b)  Reports on Form 8-K:
           The Registrant has filed no reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ALTERNATIVE LIVING SERVICES, INC.



Date: November 14, 1996                /s/   Thomas E. Komula
                                       ------------------------------
                                       Thomas E. Komula
                                       Chief Financial Officer
                                       (Principal Financial Officer)