Form 10-K405
period 1996-12-31
ALTERNATIVE LIVING SERVICES INC
filed 1997-03-31
CIK 1013218

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
                      ____________________________________

[MARK ONE]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-11999
                   _________________________________________
                       ALTERNATIVE LIVING SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                        39-1771281
    (STATE OF INCORPORATION)                  (IRS EMPLOYER IDENTIFICATION NO.)
450 N. SUNNYSLOPE ROAD, SUITE 300
         BROOKFIELD, WI                                      53005
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (414) 789-9565
                             ______________________

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


   TITLE OF EACH CLASS                      NAME OF EXCHANGE ON WHICH REGISTERED
COMMON STOCK, PAR VALUE $.01                       AMERICAN STOCK EXCHANGE



          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes __X__     No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $156,741,747 as of March 24, 1997. The number of outstanding shares of the Registrant's Common Stock is 12,996,496 shares as of March 24, 1997
                         _____________________________



-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                    PART I

The statements in this annual report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in Item
1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These include, without limitation, securing necessary licensing and permits, construction delays, cost increases on new developments, business conditions, adverse changes in general economic conditions, meeting all closing requirements, and availability of financing for these developments. These and other risks are set forth in the reports filed by the Company with the Securities and Exchange Commission.


ITEM 1.     BUSINESS

OVERVIEW

     Alternative Living Services, Inc. is a national assisted living company operating 77 residences with an aggregate capacity of 3,215 residents at December 31, 1996. Of these total residences, the Company owns 27, leases 35, holds equity interests in and operates eight and manages an additional seven. The Company provides a full range of assisted living services in its residences for the frail elderly and free-standing specialty care residences for individuals with Alzheimer's disease and other dementias. The Company and its predecessor have operated assisted living residences since 1981 including specialty dementia care residences since 1985. Unless the context otherwise requires, references made to the "Company" or "ALS" shall mean Alternative Living Services, Inc., its "Predecessor," as described in Note 1 to Selected Consolidated Financial Data, and its subsidiaries.

     The Company provides a broad continuum of personal care (such as assistance with bathing, toileting, dressing, eating and ambulation), support services (such as housekeeping, laundry and transportation) and health care (such as medication administration and health monitoring) to its residents. In addition, the Company offers a wide range of specialized services, including behavior management and environmental adaptation programs, to residents who suffer from Alzheimer's disease and other dementias. All of these services are provided on a 24-hour basis in "home-like" settings which emphasize privacy, individual choice and independence. The Company operates four distinct assisted living product lines (Clare Bridge, Wynwood, Crossings and WovenHearts), serving the private pay elderly population. Each assisted living product line is designed to permit residents to age in place by meeting their personal and health care needs across a range of pricing options. See "Assisted Living Product Lines."

     Since 1993 the Company has experienced significant growth through its aggressive development program and several strategic acquisitions. During this period the Company has developed or acquired 70 residences with an aggregate capacity of approximately 3,152 residents, The Company intends to continue its development strategy and intends to develop over 50 residences in each of 1997 and 1998. The Company has approximately 70 residences under construction and development (i.e., the site is under control and development activities such as site permitting, preparation of surveys and architectural plans and negotiation
of construction contracts have commenced).   The Company also intends to
continue to pursue strategic acquisitions of assisted living operations. In keeping with its acquisition strategy, in May 1996 the Company acquired New Crossings International Corporation ("Crossings"), an assisted living company which operated 15 residences with a capacity of approximately 1,420 residents throughout the Western United States. This strategic merger provides the Company with access to several new geographic markets and complements its existing assisted living product lines with the addition of apartment-style assisted living residences. In January 1996, the Company acquired Heartland Retirement Services, Inc. ("Heartland"), an assisted living company which operated 20 WovenHearts residences throughout Wisconsin. As a result of this transaction, the Company has broadened its assisted living product lines to serve frail elderly individuals in moderate income markets and rural communities.

ASSISTED LIVING PRODUCT LINES

     The Company operates four distinct assisted living product lines (Clare Bridge, Wynwood, Crossings, and WovenHearts) designed to meet the increasing personal and health care needs of the private pay elderly population. Product lines are defined as consisting of various housing models offering a predetermined selection of services within a defined price range. Together, these product lines encompass a full range of assisted living services ranging from basic support services to specialized care for residents with Alzheimer's disease and other dementias. Each of the Company's product lines targets a distinct segment of the elderly population through site selection, building design, staffing, service and care plans, as well as pricing structures based on the needs and characteristics of each targeted segment. All of the Company's residences incorporate its philosophy of preserving residents' privacy, encouraging individual choice and fostering independence in a "home-like" setting.

     Clare Bridge. These specially designed, free-standing residences serve the programmatic needs of individuals with Alzheimer's disease and other dementias. Clare Bridge residents typically require higher levels of care and services as a result of their progressive decline in cognitive abilities including impaired memory, thinking and behavior. As a result, these residences have a staffing pattern which includes a full-time nurse and a care giver to resident ratio of approximately 1 to 6. Due to the generally high level of care required by residents, a single-tier pricing structure is used. The Company generally charges monthly rates per resident ranging from $2,800 for a shared room to $3,400 for a private room.

     Wynwood. These multi-story residences are designed to serve primarily upper-income frail elderly individuals in metropolitan and suburban markets. Wynwood residents are generally 75 years of age or older, require assistance with at least two of the five basic activities of daily living (so-called "ADLs" (i.e., bathing, toileting, dressing, eating and ambulation)) and need services due primarily to physical limitations rather than cognitive impairment. The Wynwood residences typically range in size from 35,000 to 45,000 square feet and accommodate 50 to 72 residents. To achieve a more residential environment the buildings contain six to eight "neighborhoods" scaled to a single-family home and include a living room, dining room, patio or enclosed porch, laundry room and resident assistance center. Residents are offered a choice of private or shared, fully-furnished accommodations with ongoing health assessments by a nurse, 24-hour assistance with ADLs, three meals a day plus snacks, organized social activities, housekeeping and personal laundry service. The Company maintains a minimum care giver to resident ratio of approximately 1 to 10 at each of these residences and increases staffing levels to a ratio as high as 1 to 6 to accommodate the care needs of the resident population. All residents are assessed at admission to determine the level of care and service required and placed in one of four levels ranging from basic care to three different levels of advanced care. The Company customarily charges monthly base service rates per resident ranging from $1,800 to $2,700 for a shared room and from $2,500 to $3,100 for a private room.

     Crossings. These apartment-style residences serve the needs of elderly individuals who may require support services and personal care and are generally located in metropolitan markets. Apartment-style residences are favored in certain markets in the United States, particularly throughout Western states and are required in certain states to meet licensing requirements. The Company believes this product line enables it to capture a broader segment of the assisted living market. These multi-story residences range in size from 45,000 to 65,000 square feet and accommodate 60 to 80 residents, who choose among studio, one-bedroom and two-bedroom apartments. These apartments typically include a bedroom, a kitchenette, a full bathroom and a living/dining area and range in size from 280 to 700 square feet. Common space is dispersed throughout the buildings and includes a central dining room, a library, various activity rooms, laundry rooms and a beauty shop. The Company maintains care staff to resident ratios ranging from 1 to 12 to 1 to 16, depending upon the care needs of the residents. Crossings residences generally offer a three-tier pricing structure ranging from a basic care package to more advanced care levels. The Company customarily charges monthly rates per resident ranging from $1,500 to $3,300. Additional fees ranging from $100 to $450 per month may be charged for more advanced care levels, including its RISE and ESP ancillary support programs. See "Assisted Living Care and Service Programs".

     WovenHearts. These residences are designed to meet the needs of elderly individuals who have primarily physical limitations or who may be experiencing the early stages of dementia disease. These smaller residences serve moderate-income frail elderly individuals and are typically located in smaller markets. WovenHearts residences range in size from 7,000 to 12,000 square feet, accommodate 20 residents and are being expanded to accommodate 26 residents. These single-story residences resemble, and can generally be constructed on a site suitable for, a single family home. These residences have multiple common areas that are easily accessible from any resident room and include a living room, a den, an entertainment room, several personal care areas as well as a large kitchen area which opens into an adjoining dining
room.   Most of the resident units are private and fully furnished, though shared accommodations are also available. The Company generally maintains a minimum care giver to resident ratio of approximately 1 to 12 at its WovenHearts residences. In addition, the Company is able to offer high quality and cost-effective care and service in a smaller residential setting by using a centralized professional staff (i.e., registered nurses and marketing specialists) that performs functions for several WovenHearts residences. All residents are assessed at admission to determine the level of care and service required and placed in one of four levels ranging from basic care to three different levels of advanced care. The Company customarily charges monthly base service rates per resident ranging from $1,700 to $2,150.

ASSISTED LIVING CARE AND SERVICE PROGRAMS

     The Company offers a full range of assisted living care and services based upon individual resident needs. Prior to admission, all residents are assessed by the Company's professional staff to determine the appropriate residence model and level of care and services required by such residents. Subsequently, individual care plans are developed by residence staff in conjunction with the residents, their families and their physicians. These plans are reviewed regularly, typically when a change in medical or cognitive status occurs. Each of the Company's assisted living product lines is designed to accommodate residents as they age in place and require increasing levels of care. To oversee the delivery of care and services, the Company maintains a licensed nurse for each of its assisted living residences. The Company believes that this level of attention to the health care needs of its residents enables them to remain in the Company's residences, in many cases, for the rest of their lives. The Company's care levels include a basic care program, several advanced care programs as well as additional ancillary service programs as further described below.

     Basic Care. At this level, residents are provided with a variety of services, including 24 hour assistance with ADLs, ongoing health assessments by a professional nurse, three meals per day and snacks, coordination of special diets planned by a registered dietitian, assistance with coordination of physician care, physical therapy and other medical services, social and recreational activities, housekeeping and personal laundry services.

     Advanced Care. The Company also offers higher levels of personal and health care services to residents who require more frequent or intensive physical assistance or increased care and supervision due to cognitive impairments. The Company offers three advanced care levels which provide residents with increasing levels of care and services dependent on the residents' changing needs. Each level is generally priced at about $300 per month.

     Alzheimer's Care. The Company believes it is one of the leading providers of care to residents with cognitive impairments including Alzheimer's and other dementias in its free-standing Clare Bridge residences. The Company's programs provide the attention, care and services needed to help cognitively impaired residents maintain a higher quality of life. Specialized services include assistance with ADLs, behavior management and a life-skills based activities program, the goal of which is to provide an environment that supports residents' remaining functional abilities. Whenever possible, residents participate in all facets of daily life at the residence, such as assisting with meals, laundry and housekeeping.

     RISE (Restoring Independence, Strength and Energy). Crossings residences offer RISE, an exercise and training program designed to help residents regain their independence and become healthier, and stronger by improving flexibility, balance, strength and endurance.

     ESP (Extended Support Program). ESP, also offered at Crossings residences, is a program designed to provide additional structure and personal attention to residents with early stages of dementia. The daily group program helps residents build self-esteem and decrease anxiety related to confusion and disorientation.

     Access to Specialized Medical Services. The Company assists its residents with the coordination of access to medical services from third parties including home health care, rehabilitation therapy, pharmacy services and hospice care. These providers are often reimbursed directly by the resident or a third party payor, such as Medicare.

JOINT VENTURES AND STRATEGIC ALLIANCES

     Joint Venture with Continuing Care Concepts, Inc.
     -------------------------------------------------

     In 1994, the Company established a joint venture with Continuing Care Concepts, Inc. ("CCC"') to develop, own and operate assisted living residences in target market areas throughout Pennsylvania, Delaware and New Jersey (the "ALS-East Territory"). CCC is a corporation owned and controlled by DeLuca Enterprises, Inc., an eastern Pennsylvania-based commercial real estate
development and construction company.   The joint venture arrangement between
ALS and CCC contemplates the joint development of residences in the ALS-East Territory, and CCC will have a right of first refusal to provide 20% of the equity for any future residences developed by ALS in the ALS-East Territory. Losses from the operation of residences jointly owned by ALS and CCC are disproportionately allocated to CCC to the extent of its capital account. Upon the six month anniversary of the opening of a residence jointly owned by ALS and CCC, CCC shall have the right to require the Company to purchase CCC's interest in such residence (put option) and the Company shall have an option to acquire (call option) CCC's interest in such residence at a purchase price based upon the appraised fair market value of the residence.

     Joint Venture with Days Development Company
     -------------------------------------------

     The Company has established a joint venture (the "ALS-Carolina J.V.") with Days Development Company, L.C. a Roanoke, Virginia-based commercial real estate development and construction company ("Days") to develop, own and operate assisted living residences in target market areas throughout North and South Carolina (the "ALS-Carolina Territory"). The joint venture arrangement between ALS and Days contemplates the joint development of residences in the ALS-Carolina Territory through November 2000. Days or its affiliates will serve as ALS's exclusive general contractor in the ALS-Carolina Territory, and Days will have a right of first refusal to provide 20% of the equity for any future residences developed by ALS in the ALS-Carolina Territory. Losses from the operation of residences jointly owned by ALS and Days are disproportionately allocated to Days to the extent of its capital account. Upon the six month anniversary of the opening of a residence jointly owned by ALS and Days, Days shall have the right to require the Company to purchase Days' interest in such residence (put option) and the Company shall have an option to acquire (call option) Days' interest in such residence at a purchase price based upon the appraised fair market value of the residence.

     Joint Venture with Pioneer Development Company
     ----------------------------------------------

     The Company has entered into a joint venture relationship (the "ALS-Northwest J.V.") with Pioneer Development Company, a Syracuse, New York-based commercial real estate development and construction company ("Pioneer"), to develop, own and operate assisted living residences in targeted market areas throughout New York, Massachusetts, Connecticut and Rhode Island (the "ALS-Northeast Territory"). Pioneer and the Company agreed to capitalize and form separate project entities during a five-year development term commencing in September 1996 to develop, construct, open and operate residences in the ALS-Northeast Territory, with the Company and Pioneer owning and funding a 51% and 49% equity interest, respectively, in such project entities. During such development term, the Company and Pioneer have agreed not to independently engage in other competitive activities in the ALS-Northeast Territory, subject to certain limited exceptions. Pioneer will provide development and construction management services to the ALS Northeast J.V. and ALS will manage the ALS- Northeast residences, all pursuant to agreed upon arrangements.

     With respect to each ALS Northeast Territory residence, upon the first to occur (i) such residence achieving a 75% occupancy or (ii) the second anniversary of the opening of such residence, Pioneer shall have the right to require the Company to purchase Pioneer's interest in the residence (put option) and the Company shall have an option to acquire (call option) Pioneer's interest in such ALS-Northeast residence. The purchase price payable upon exercise of the put and call options are based on the appraised fair market value of the residence and shall be payable in cash and/or shares of Common Stock.

     The Company and Pioneer have agreed to amend their ongoing joint venture relationship in certain respects effective upon consummation of the pending purchase by ALS from affiliates of Pioneer of 100% of an assisted living residence in Manilus, New York and 51% equity interests in two assisted living residences located in Kenmore and Niskayuna, New York. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Fee Development Relationship with The Damone Group
     --------------------------------------------------

     The Company and The Damone Group, Inc. ("Damone"), a Troy, Michigan-based commercial real estate development and construction firm that has developed and constructed the Company's Michigan residences and certain of the Company's Florida residences, have agreed to an exclusive fee development and construction arrangement with respect to future residences to be developed and constructed by the Company in Michigan and Florida during a 36 month period commencing in May 1996.

     The Company has also granted to Damone a right to invest in the next two Wynwood or Clare Bridge residences developed and constructed by the Company in Michigan. Under this investment right, Damone is entitled to acquire an interest in the limited partnerships to be formed to own such residences, which limited partnership interest may represent up to a 49% equity interest in each of such residences, subject, however, to the prior right of Margolick Financial Group Limited Partnership described below. If Damone elects to invest in an any such residence, the Company will have the right to acquire the Damone interest (call option) in such residence, and Damone shall have the right to require the Company to acquire Damone's interest (put option) in such residence, commencing six months following the opening of such residence. The purchase price payable by the Company under such put and call options is a formula price based on the fair market value of the residence.

     The Company granted a similar right to invest in the next three Wynwood and Clare Bridge residences to be developed and constructed by the Company in Michigan to Margolick Financial Group Limited Partnership of Farmington Hills, Michigan ("MFG"), which served as placement agent for the private placement of limited partnership interests in partnerships formed to develop and operate certain of the Company's Michigan residences. Two of the Company's Michigan residences are owned by limited partnerships in which investors identified by MFG own a minority interest. MFG has the right to provide 49% of the equity capital for the next three Wynwood or Clare Bridge residences constructed by the Company in Michigan prior to December 1998. If MFG or its designees elect to make any such investment, the limited partnership interest acquired by MFG or its designees will be subject to put and call options substantially identical to those described above with respect to the investment right granted to Damone. The Company has also agreed to pay MFG a fee for all WovenHearts residences developed and constructed by the Company in Michigan prior to December 1998 equal to one percent (1%) of the capital project cost of the next fifteen (15) such residences and one half of one percent ( 1/2%) of the capital project cost of any such residences in excess of fifteen. The Company estimates that it will construct in excess of 15 WovenHearts residences in Michigan during this time period, which would result in amounts in excess of $150,000 being payable to MFG.

     Fee Development Relationship with Western Communities Corporation. The Company has entered into a Pre-Construction Coordination Agreement (the "WCC Agreement"), with Western Communities Corporation, a Tempe, Arizona-based construction and development firm ("WCC"), pursuant to which WCC is responsible for (i) locating suitable sites in communities in Arizona designated by the Company ("Project Areas") for development of the Company's assisted living and dementia care residences; (ii) assisting the Company in its site selection process; and (iii) obtaining all required governmental approvals within specified time period. WCC is entitled to a project development fee of $50,000 per project site and to reimbursement of 110% of costs and expenses. If WCC does not obtain the required approvals within the specified time, it must refund the development fee (but not costs and expenses) for that project site to the Company; however, the obligation to refund such fee is limited to the first four Project Areas designated by the Company in each of 1996 and 1997. Upon acquisition of a project site, the parties intend to enter into a mutually satisfactory construction management agreement pursuant to which WCC will manage the construction of the facility. The WCC Agreement provides that during the term of the WCC Agreement, the Company and WCC will not enter into a similar agreement with any other person and that WCC will not locate or develop sites for assisted living or dementia care residences in Arizona without first offering such sites to the Company.

     A Clare Bridge residence under construction in Tempe, Arizona is designated as the first development project under the WCC Agreement. The Company is also obligated to designate at least three additional Project Areas during the term of the WCC Agreement, which term is two years unless terminated earlier pursuant to the terms thereof.

GOVERNMENT REGULATION

     Health care is an area of extensive and frequent regulatory change. The assisted living industry is relatively new and, accordingly, the manner and extent to which it is regulated at the Federal and state levels is evolving.

     The Company's assisted living residences are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. Although regulatory requirements vary from state to state, these requirements generally address, among other things: personnel education, training and records; staffing levels; facility services, including administration and assistance with self-administration of medication, and limited nursing services; physical residence specifications; furnishing of residence units; food and housekeeping services; emergency evacuation plans; and resident rights and responsibilities. New Jersey also requires each assisted living residence to obtain a Certificate of Need ("CON") prior to its opening. The Company's residences are also subject to various state or local building codes and other ordinances, including safety codes. Management anticipates that the states which are establishing regulatory frameworks for assisted living residences will require licensing of assisted living residences and will establish varying requirements with respect to such licensing.

     Like other health care facilities, assisted living residences are subject to periodic survey or inspection by governmental authorities. From time to time in the ordinary course of business, the Company receives deficiency reports. The Company reviews such reports and seeks to take appropriate corrective action. Although most inspection deficiencies are resolved through a plan of correction, the reviewing agency typically is authorized to take action against a licensed facility where deficiencies are noted in the inspection process. Such action may include imposition of fines, imposition of a provisional or conditional license or suspension or revocation of a license or other sanctions. Any failure by the Company to comply with applicable requirements could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its residences are in substantial compliance with all applicable regulatory requirements. No actions are currently pending against any of the Company's residences nor have any of the Company's residences been cited in the past for any significant non-compliance with regulatory requirements.

COMPETITION

     The long-term care industry is highly competitive and, given the relatively low barriers to entry and continuing health care cost containment pressures, the Company expects that the assisted living segment of such industry will become increasingly competitive in the future. The Company competes with other providers of elderly residential care on the basis of the breadth and quality of its services, the quality of its residences and, with respect to private pay patients or residents, price. The Company also competes with other providers of long-term care in the acquisition and development of additional residences. The Company's current and potential competitors include national, regional and local operators of long-term care residences, acute care hospitals and rehabilitation hospitals, extended care centers, assisted/independent living centers, retirement communities, home health agencies and similar institutions, many of which have significantly greater financial and other resources than the Company. In addition, the Company competes with a number of tax-exempt nonprofit organizations which can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company and which are generally exempt from income tax.

TRADEMARKS

     Crossings and WovenHearts are registered service marks of the Company and the Company claims service mark protection in the marks Wynwood, Hamilton House and Clare Bridge. The Company has service mark applications pending at the U.S. Patent & Trademark office for the Wynwood and Clare Bridge marks.

EMPLOYEES

     At December 31, 1996, the Company employed 1,233 full-time employees and 870 part-time employees. None of the Company's employees are represented by a collective bargaining group.

THE COMPANY AND ITS PREDECESSORS

     The Company was organized in December 1993, and was initially capitalized by Evergreen Healthcare, Inc. ("Evergreen") and Care Living Centers, Inc. ("CLC"). Evergreen, then a NYSE-listed operator of long-term care facilities, merged with GranCare, Inc. ("GranCare") in July 1995. At the time of the Company's organization, CLC was owned 25% by William F. Lasky, the Company's President and Chief Executive Officer, and 75% by two other shareholders. Pursuant to the terms of an acquisition agreement between Evergreen, CLC and Alternative Living Services, a Wisconsin general partnership owned 50% by Mr. Lasky and 50% by two other individuals (the "ALS Partnership"), the Company was initially capitalized with (i) $2.7 million contributed by Evergreen, of which $330,000 was in cash, $170,000 was in satisfaction of a short-term advance and $2.2 million was in Common Stock subscribed in exchange for a 51 % interest in the Company and (ii) certain assets and contractual rights owned by CLC were contributed in exchange for the remaining 49% interest in the Company issued to CLC. Immediately prior to the consummation of the transaction (i) Assisted Care, Inc. ("Assisted Care"), a corporation formed by the shareholders of CLC in 1989 to develop assisted living facilities outside of the State of Wisconsin, was merged with and into CLC and (ii) the ALS Partnership conveyed certain of its assets relating to its assisted living business to CLC. Assisted Care and the ALS Partnership were under common control through Mr, Lasky and one other shareholder.

ITEM 2. PROPERTIES

     The table below sets forth certain information with respect to the Company's residences which are operated by the Company as of December 31, 1996. The Company owns, leases, holds equity interest in or manages, on behalf of third parties, these residences.


                                                   OWNERSHIP    RESIDENT    DATE
RESIDENCE MODEL  LOCATION          CARE LEVEL     (% OWNED)(1)  CAPACITY  OPENED(2)
---------------  ----------------  -------------  ------------  --------  ---------
OWNED/LEASED
WISCONSIN
Clare Bridge     Brookfield        Dementia Care   Leased             24     Nov-91
Clare Bridge     Middleton         Dementia Care   Owned              24     Mar-91
Wynwood          Madison           Frail Elderly   Leased             54     Feb-92
Wynwood          Brookfield        Frail Elderly   Leased             61     Mar-94
WovenHearts      Baraboo           Frail Elderly   Owned              20     Sep-96
WovenHearts      Brown Deer        Frail Elderly   Leased             15     Sep-96
WovenHearts(3)   Cambridge         Frail Elderly   Owned(50.0)        15     Jan-96
WovenHearts      Clintonville      Frail Elderly   Owned              18     Jul-95
WovenHearts      Edgerton          Frail Elderly   Owned              16     Oct-95
WovenHearts      Fond du Lac       Frail Elderly   Owned              19     Sep-96
WovenHearts      Janesville        Dementia Care   Owned              16     Oct-95
WovenHearts(3)   Janesville II     Frail Elderly   Owned(50.0)        20     Nov-96
WovenHearts      Jefferson         Frail Elderly   Owned              16     Oct-95
WovenHearts      Jefferson II      Dementia Care   Leased             16     Jan-96
WovenHearts      Kaukauna          Frail Elderly   Owned              16     Jul-95
WovenHearts      Manitowoc         Frail Elderly   Owned              20     Dec-95
WovenHearts      Medford           Frail Elderly   Owned              19     Dec-96
WovenHearts      Menomonie         Frail Elderly   Owned(19.0)        19     Mar-95
WovenHearts      Neenah            Frail Elderly   Owned              20     Apr-96
WovenHearts      New London        Frail Elderly   Owned              18     Jul-95
WovenHearts      New Richmond      Frail Elderly   Owned(19.0)        15     Mar-95
WovenHearts      Onalaska          Frail Elderly   Leased             19     Jun-95
WovenHearts      Oshkosh           Frail Elderly   Owned              20     Aug-96
WovenHearts      Platteville       Frail Elderly   Owned(72.7)        20     Nov-95
WovenHearts      Plover            Frail Elderly   Owned              37     Dec-96
WovenHearts      Plymouth          Frail Elderly   Owned(19.0)        15     Jun-94
WovenHearts      Rice Lake         Frail Elderly   Owned              19     Oct-95
WovenHearts      River Falls       Frail Elderly   Owned              20     Dec-96
WovenHearts      Shawano           Frail Elderly   Owned              15     Jul-95
WovenHearts      Sun Prairie       Frail Elderly   Owned              20     Oct-95
WovenHearts      Sussex            Frail Elderly   Leased             20     Sep-96
WovenHearts      Wausau            Frail Elderly   Owned              40     Dec-96
WovenHearts(3)   Whitewater        Frail Elderly   Owned(50.0)        20     Nov-96
WovenHearts      Wisconsin Rapids  Frail Elderly   Owned              20     Dec-96
WovenHearts      Wisconsin Rapids  Frail Elderly   Owned(19.0)        19     May-95
                                                                --------
                                                                     765
                                                                --------



                                        OWNERSHIP          RESIDENT         DATE
  RESIDENCE MODEL  LOCATION             CARE LEVEL         (% OWNED)(1)  CAPACITY    OPENED(2)
  ---------------  --------             -------------      ------------  --------    ---------
  OWNED/LEASED
  (CONTINUED)
  MINNESOTA
  WovenHearts      Austin               Frail Elderly      Owned               20     Dec-96
  WovenHearts      Mankato              Frail Elderly      Owned               20     Oct-96
  WovenHearts      Owatonna             Frail Elderly      Owned               20     Dec-96
                                                                         --------
                                                                               60
                                                                         --------
  OREGON
  Crossings        Albany               Support Services   Leased              74     Aug-90
  Crossings        Albany               Support Services   Leased              63     Jun-89
  Crossings        Forest Grove         Support Services/
                                        Frail Elderly      Leased              88     Sep-90
  Crossings        McMinnville          Support Services/
                                        Frail Elderly      Leased              87     May-91
  Crossings        Tualatin             Fruit Elderly      Leased             112     Feb-89
  Crossings        Gresham              Frail Elderly      Leased              78     Jan-90
  Crossings        Medford              Frail Elderly      Leased              76     Jan-91
                                                                         --------
                                                                              578
                                                                         --------
  MICHIGAN
  Clare Bridge     Ann Arbor            Dementia Care      Leased              36     Jun-95
  Clare Bridge     Farmington Hills     Dementia Care      Leased              28     Jul-94
  Clare Bridge     Farmington Hills II  Dementia Cue       Leased              32     Oct-95
  Clare Bridge     Lansing              Dementia Cue       Leased              36     Jan-96
  Clare Bridge     Utica                Dementia Care      Leased              36     Jan-95
  Wynwood          Northville           Frail Elderly      Owned(76%)          72     Oct-96
  Wynwood          Utica                Frail Elderly      Owned(76%)          72     Dec-96
                                                                         --------
                                                                              312
                                                                         --------
  COLORADO
  Crossings        Aurora               Support Services   Leased             159     Apr-91
  Crossings        Aurora               Frail Elderly      Leased              60     Apr-91
  Crossings        Boulder              Support Services   Leased              82     Aug-88
  Crossings        Boulder              Frail Elderly      Leased              76     Jun-94
                                                                         --------
                                                                              377
  FLORIDA                                                                --------
  Clare Bridge     Bradenton            Dementia Care      Leased              36     Oct-95
  Clare Bridge     Ft. Myers            Dementia Care      Leased              38     Dec-96
  Clare Bridge     Sarasota             Dementia Cue       Leased              38     Dec-95
  Wynwood          Sarasota             Frail Elderly      Owned               86     Jun-90
  Clare Bridge     Tampa                Dementia Care      Leased              38     Oct-96
                                                                         --------
                                                                              236
                                                                         --------
  IDAHO
  Crossings        Boise                Frail Elderly      Leased              80     Jul-92
  Crossings        Boise                Frail Elderly      Leased              78     Nov-96
                                                                         --------
                                                                              158
                                                                         --------

                                                               OWNERSHIP       RESIDENT       DATE
RESIDENCE MODEL      LOCATION              CARE LEVEL          (% OWNED)(1)    CAPACITY       OPENED(2)
---------------      --------              -----------------   ------------    --------       ---------
OWNED/LEASED
(CONTINUED)
WASHINGTON
Crossings            Richland              Support Services/
                                           Frail Elderly           Leased           128          Jul-88
Crossings            Tacoma                Support Services        Leased           119          Jun-87
                                                                               --------
                                                                                    247
                                                                               --------

NORTH CAROLINA
Wynwood              Chapel Hill           Frail Elderly           Owned(51%)        70          Dec-96
                                                                               --------

PENNSYLVANIA
Clare Bridge         Lower Makefield       Dementia Care           Leased            48          Feb-96
Clare Bridge         Montgomery            Dementia Care           Leased            48          Sep-96
Wynwood              Richboro              Frail Elderly/
                                           Dementia                Leased           113          Oct-94
                                                                               --------
                                                                                    209
                                                                               --------
CALIFORNIA
Crossings (4)        Loma Linda            Support Services/
                                           Frail Elderly           Leased           140          Jun-91
                                                                               --------
MANAGED
WISCONSIN
WovenHearts (5)      Lodi                  Frail Elderly          Managed            15              --
Elm Grove House      Elm Grove             Dementia Care          Managed             8              --
Finch House          Greendale             Dementia Cue           Managed             8              --
North Shore House    Fox Point             Dementia Cue           Managed             8              --
Oak Ridge House      Wauwatosa             Dementia Cue           Managed             8              --
Parkway House        Milwaukee             Dementia Cue           Managed             8
Ridgefield House     Madison               Dementia Cue           Managed             8
                                                                                     63
                                                                               --------
   Total                                                                          3,215
                                                                               ========

(1) Substantially all of the residences identified as being owned by the Company are subject to one or more mortgages or deeds of trust that typically mature within the next three to 20 years.
(2) The dates in this table represent the dates the residences were originally opened by either ALS or an acquired company.
(3) ALS shares management responsibility with its joint venture partner, Memorial Community Hospital Association, Inc. of Edgerton, Wisconsin.
(4) This residence is leased under a lease that expires upon the first to occur of (i) December 1998 or (ii) the achievement of a 95% occupancy rate.
(5) The Company holds a 2.5% equity interest in, and has a right of first refusal to purchase, this residence.

     The Company occupies executive offices located in Brookfield, Wisconsin under a lease expiring in January 2000. The Company also leases office space in Nokomis, Florida; Chapel Hill, North Carolina; Yardley, Pennsylvania; Tacoma, Washington; and Madison, Wisconsin.

ITEM 3. LEGAL PROCEEDINGS

     Other than routine litigation incidental to its business, the Company is not currently a party to any material litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the fourth quarter of its fiscal year ended December 31, 1996.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS

     The Company's Common Stock is listed and traded on the American Stock Exchange (AMEX) under the symbol "ALI". The Common Stock has been listed on the AMEX since August 6, 1996, the date of the Company's initial public offering. The number of holders of record of the Company's Common Stock as of March 18, 1997 was approximately 1,580.

     The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported on AMEX.



                 1996                               HIGH    LOW
                 ---------------------------------  ------  ------
                 Third Quarter (commencing 8/6/96)  15 1/8  12 7/8
                 Fourth Quarter                     15 1/4  10 7/8


     The Company has never paid or declared cash dividends and currently intends to retain any future earnings for the operation and expansion of its business. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors and will be dependent on the Company's financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated historical financial data of the Company presented below as of and for the three years ended December 31, 1996, 1995 and 1994 are derived from the Company's audited consolidated financial statements appearing elsewhere in this report and should be read in conjunction with those financial statements and related notes. The selected consolidated historical financial data of the Predecessor presented below for the years ended
December 31, 1993 and 1992 are derived from the unaudited consolidated financial statements of the Company's predecessor for those years. The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included in the report (in thousands, except per share and other operating data).

                                                                YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------------------
                                                                 THE COMPANY                  PREDECESSOR
                                                    --------------------------------------  ----------------
                                                        1996      1995      1994   1993(1)  1993(1)  1992(1)
                                                    --------  --------  --------  --------  -------  -------
STATEMENT OF OPERATIONS DATA (000'S):
Revenue:
  Resident service fees ..........................   $38,634    $9,684    $4,506      $130   $2,636   $2,537
  Other revenue ..................................       965       780       451        17        5        7
                                                    --------  --------  --------  --------  -------  -------
    Operating revenue ............................    39,599    10,464     4,957       147    2,641    2,544
                                                    --------  --------  --------  --------  -------  -------
Operating expenses:
  Residence operations ...........................    25,710     7,207     2,934        87    1,672    1,596
  Lease expense ..................................     6,053       890       697        19      563      547
  General and administrative .....................     7,933     2,599     1,458        41      423      421
  Depreciation and amortization ..................     2,994       814       258         6      101       83
  Non-recurring charge ...........................       976        --        --        --       --       --
                                                    --------  --------  --------  --------  -------  -------
    Total operating expenses .....................    43,666    11,510     5,347       153    2,759    2.647
    Operating loss ...............................   (4,067)   (1,046)     (390)       (6)    (118)    (103)
                                                    --------  --------  --------  --------  -------  -------
Other income (expense):
  Interest expense, net ..........................   (3,740)     (813)     (301)       (8)     (48)     (27)
  Equity in losses of unconsolidated affiliates ..      (52)     (438)       (1)        --       --       --
  Minority interest in loss of consolidated
    subsidiaries .................................        76       112        49        --       --       --
  Other, net .....................................      (28)       439        --        --       --       --
                                                    --------  --------  --------  --------  -------  -------
    Total other expenses, net ....................   (3,744)     (700)     (253)       (8)     (48)     (27)
                                                    --------  --------  --------  --------  -------  -------
Net loss .........................................  $(7,811)  $(1,746)    $(643)     $(14)   $(166)   $(130)
                                                    ========  ========  ========  ========  =======  =======

Net loss per share ...............................   $(0.79)   $(0.30)   $(0.22)
                                                    ========  ========  ========

Weighted average shares outstanding ..............     9,889     5,863     2,959
                                                    ========  ========  ========




                                                                  YEARS ENDED AS OF DECEMBER 31,
                                                         ---------------------------------------------------
                                                                 THE COMPANY               PREDECESSOR
                                                         -----------------------------   -------------------
                                                           1996    1995    1994    1993(1)  1993(1)  1992(1)
                                                         -------  ------  -------  -------  -------  -------
BALANCE SHEET DATA (000'S):
Cash and cash equivalents .............................  $25,796  $2,998     $311     $196      $--       $2
Working capital (deficit) .............................  13,180   1,207   (1,212)    (338)    (369)    (152)
Total assets ..........................................  126,536  39,357   14,424    2,543      759      525
Long-term obligations .................................   28,649  17,101    6,356       57      134       --
Stockholders' equity ..................................   65,894  19,343    4,559      325      349      300


(1) The Company was organized in December 1993. In connection with the initial capitalization of the Company, substantially all of the tangible assets of two operating companies were contributed to the Company (collectively, referred herein as the "Predecessor"). Statement of Operations data for periods prior to December 14, 1993 reflect the results of operations of the Predecessor. Statement of Operations data for the Company for 1993 are for the period from December 14, 1993 (inception) through December 31, 1993. Per share amounts for the Predecessor, for periods prior to the inception of the Company, are not presented as they would not provide comparable or meaningful information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company operated 77 assisted living residences with an aggregate capacity of 3,215 residents as of December 31, 1996. Of these total residences, the Company owns 27, leases 35, holds interests in eight and manages
an additional seven on behalf of third parties.   The Company's rapid growth
since 1993 has had a significant impact on the Company's results of operations and accounts for most of the changes in results between the years ended 1996, 1995, 1994 and 1993. As of December 31, 1996, 1995, 1994 and 1993, the Company
operated 77, 19, 13 and 12 residences, respectively.

     Since its organization in December 1993, the Company has achieved significant growth in operating revenue resulting from its aggressive development program and several strategic acquisitions, but to date has not realized operating income or net income. For the year ended December 31, 1996, the Company generated operating revenue of $39.6 million and incurred an operating loss of $4.1 million and a net loss of $7.8 million. For the year ended December 31, 1995, the Company generated operating revenue of $10.5 million and incurred an operating loss of $ 1.0 million and a net loss of $1.7 million.

     In 1996, the Company completed the Heartland and Crossings acquisitions, acquired remaining interests not already owned by the Company in eight residences, completed an initial public offering of stock and completed $45 million of sale/leaseback financing under a $250 million letter of intent from a major health care REIT. The Company opened 21 newly constructed residences and finished the year with approximately 70 residences in construction and development.

     The following discussion and analysis should be read in conjunction with the information under "Selected Consolidated Financial Data" and the consolidated financial statements and related notes thereto, which appear elsewhere in this report.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Operating Revenue. Resident service fees for the year ended December 31, 1996 were $38.6 million, representing an increase of $29.0 million, or 299%, from $9.7 million for 1995, due to the increased number of residences operated during 1996. Substantially all of this increase resulted from new residences, acquisitions and new construction.

     Residence Operations. Residence operating expenses for the year ended December 31, 1996 were $25.7 million representing an increase of $18.5 million, or 257%, from $7.2 million for the comparable 1995 period, due to the increased number of residences operated during the 1996 period. As a percentage of total operating revenue, residence operating expenses decreased to 65% for the year ended December 31, 1996 from 68.9% for the comparable period in 1995.

     Lease Expense. Lease expense for the year ended December 31, 1996 was $6.1 million, representing an increase of $5.2 million, or 580%, from $890,000 for the comparable period in 1995. Such increase is primarily attributable to the sale/leaseback in January 1996 of two Florida residences, the acquisition of WovenHearts in January, 1996, three facilities of which are leased, and the acquisition of 15 Crossings residences in May 1996, substantially all of which residences are financed under sale/leaseback arrangements.

     General and Administrative. General and administrative expenses for year ended December 31, 1996 were $7.9 million, representing an increase of $5.3 million, or 204%, from $2.6 million for the comparable period in 1995. The increase in expenses was primarily attributable to salaries, related payroll taxes and employee benefits relating to additional corporate personnel retained to support the Company's actual and anticipated growth strategy. The Company expects that its general and administrative expenses will decrease as a percentage of operating revenue as the company grows and achieves certain economies of scale.

     Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 1996 was $3.0 million, representing an increase of $2.2 million, or 268%, from $815,000 for the comparable period in 1995. This increase resulted primarily from the addition of Heartland's residences, the acquisition of 100% of the remaining equity interests not owned by the Company in eight residences and the opening of 21 new residences in 1996.

     Non-Recurring Charge. The Company recorded a non-recurring charge of $976,000 in 1996 related to the acquisitions of Heartland and Crossings. The charge relates to the costs associated with the physical downsizing of the

Crossings corporate office and employee separation costs at Crossings and Heartland. In 1996 the Company recorded costs of $166,000 against this reserve primarily related to employee separation costs. The Company believes that the provisions for the non-recurring charge continue to be adequate and will not require material adjustment in future periods.

     Interest Expense. Interest expense, net, for the year ended December 31, 1996, was $3.7 million representing an increase of $2.9 million, or 355%, from $813,000 for the same period in 1995. The increased interest expense was primarily the result of the bridge financing associated with the Heartland acquisition of $8.7 million, an increase in mortgage financing on existing residences, and additional financing for residences that had been under construction of approximately $16.3 million.

     Equity in Losses of Unconsolidated Affiliates. Equity in net losses from investments in unconsolidated affiliates was $52,000 for the year ended December 31, 1996, representing a decrease of $386,000, or 88%, from equity in losses of unconsolidated affiliates of $438,000 for the comparable period in
1995.   These losses were primarily attributable to the Company's investment in five Michigan residences. During 1996 the Company acquired the remaining equity interests it did not own in these residences and therefore ceased to record an equity in net losses with regard to these residences. These residences were in lease-up in 1995.

     Net Loss. As a result of the foregoing, the net loss for 1996 was $7.8 million compared to $1.7 million for 1995, an increase of $6.1 million.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Operating Revenue. Resident service fees for the year ended December 31, 1995 were $9.7 million, representing an increase of $5.2 million , or 115%, from $4.5 million for 1994 due to the increased number of residences operated during 1995. Of this increase, $3.5 million resulted from the full year of operation of two residences, including one which was opened in March 1994 and one which was acquired in November 1994, and $1.2 million from the acquisition of one residence in April 1995.

     Residence Operations. Residence operating expenses for the year ended December 31, 1995 were $7.2 million representing an increase of $4.3 million, or 146%, from $2.9 million for 1994, due to the incurrence of lease-up expenses related to residences acquired and opened in 1995. Specifically, $2.7 million of such increase resulted from a full year of operations of two residences, one of which was acquired in September 1994 and the other of which was opened in March 1994 and $1.0 million resulted from the residence acquired in April 1995.

     Lease Expense. Lease expense for the year ended December 31, 1995 was $890,000, representing an increase of $192,000, or 28% from $697,000 for 1994.
Such increase is primarily attributable to the full year of lease expense in 1995 for the residence that opened in March 1994 and the increase in lease expense associated with the residence expansion discussed above.

     General and Administrative. General and administrative expenses for year ended December 31, 1995 were $2.6 million, representing an increase of $1.1 million, or 78%, from $1.5 million for 1994. The increase in expenses was primarily attributable to salaries, related payroll taxes and employee benefits relating to additional corporate personnel retained to support the Company's actual and anticipated growth strategy.

     Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 1995 was $815,000, representing an increase of $556,000, or 215%, from $258,000 for 1994. This increase resulted primarily form the full year of operations of the residence that opened in September 1994 and the residence acquired in April 1995.

     Interest Expense. Interest expense for 1995 was $1.0 million, representing an increase of $725,000, or 225%, from $322,000 for 1994. The increased interest expense was primarily the result of a full year of interest expense associated with indebtedness of $1.1 million on the residence that opened in March 1994 and the incurrence of indebtedness in the amount of $4.2 million related to the acquisition of one residence in April 1995.

     Gain on Sale of Land. Two parcels of land adjacent to one of the Company's residences were sold in the last quarter of 1995 resulting in a gain of $439,000. Since the Company has not engaged in other land sales, a similar gain does not appear in other periods in the financial statements.

     Equity in Losses of Unconsolidated Affiliates. Equity in net losses from investments in unconsolidated affiliates was $438,000 for 1995. These losses were attributable to the start-up losses incurred by several of the ALS-Midwest residences during the year. The Company did not have any significant investments in unconsolidated affiliates in 1994.

     Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the year ended December 31, 1995 was $112,000, representing an increase of $64,000, or 131%, from $49,000 for the comparable 1994 period. The increase was attributable to the losses allocated to the minority interest in two residences and the costs associated with identifying development opportunities in the Eastern United States.

     Net Loss. As a result of the foregoing, the net loss for 1995 was $1,746,000 compared to $643,000, an increase of $1,103,000.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 1996 and 1995 cash flow from operations was $(5.2) million and $(1.1) million, respectively. These cash flow deficits are primarily a result of the Company's residence lease-up activities as well as the incurrence of expenses to establish its corporate infrastructure to support future planned growth. During the year ended December 31, 1996, the Company obtained approximately $126 million of equity, debt and sale/leaseback financing and repaid $39 million of short and long-term debt. A private placement of Common Stock raised $2.2 million; the initial public offering in August, 1996 raised a net $40.0 million for the Company; $52.0 million was received during the year from the sale/leaseback of fourteen residences; $8.7 million was obtained as bridge financing from an affiliate in January 1996 for the Heartland acquisition, which loan was repaid with proceeds from the initial public offering; and $8.5 million was obtained as bridge financing from a REIT in July, 1996 for construction loan repayment and other working capital needs which was also repaid. The Company also incurred approximately $4.3 million of additional indebtedness related to the purchase of equity interests not already owned by the Company in certain residences, $1.3 million of which was repaid in the third quarter with the remainder paid in January 1997. In conjunction with the development of its residences, the Company constructed property and equipment totaling $56 million. As a result, during 1996 the Company increased its cash position by approximately $23 million. At December 31, 1996, the Company had working capital of approximately $13.2 million, compared to working capital of $1.2 million at December 31, 1995. See Note 4 to Consolidated Financial Statements.

     To achieve its growth objectives, the Company will need to obtain sufficient financing to fund its development, construction and acquisition activities. The Company has plans to develop approximately $150 million of residences in both 1997 and 1998. In February 1997, the Company announced its intention to purchase three residences in upstate New York. The Company intends to purchase 100% of one residence and majority interests in the other two. The acquisition will represent an approximate $21.5 million investment by the Company and will be funded with REIT sale/leaseback financing, assumption of debt and approximately $3 million of cash to be funded through bridge financing. Historically the Company has financed its development program and acquisitions through a combination of various forms of real estate financing (mortgage and sale/leaseback financing), capital contributions from joint venture partners and private placements of equity. The Company has executed non-binding letters of intent with a health care REIT for financing commitments aggregating approximately $250 million, $45 million of which was taken down in December 1996. The Company believes that this financing combined with existing joint venture development partnerships currently in place will be sufficient to fund its growth strategy for the next 18 months. The Company is also currently negotiating with several large regional/national banks for credit lines to cover multiple property developments with joint venture development partners. The Company will from time to time seek additional funding through public or private financing, including debt or equity financing. In addition the company will require sufficient financial resources to meet its operating and working capital needs. There can be no assurance that the Company will not be required to seek additional capital earlier or that sale/leaseback or mortgage financing will be available on terms acceptable to the Company. In addition, the Company may require additional financing to enable it to acquire additional residences, to respond to changing economic conditions, to effect further expansion of the Company's development program or to account for changes in assumptions related to its development program.

    In addition within the next 18 months, the Company will become subject to purchase obligations with respect to equity interests held by joint venture partners, at their election, in certain of the Company's residences. At such times the Company may also elect to exercise its rights to purchase such interests. Based on a number of assumptions, including assumptions as to the number of residences to be developed with joint venture partners, the timing of such development, the time at which such options will be exercised and the fair market value of such residences at the date such purchases are exercised, the Company estimates that it may require approximately $10 million to $13 million to satisfy these purchase obligations. See "Business -- joint Ventures and Strategic Alliances."

IMPACT OF INFLATION

     To date, inflation has not had a significant impact on the Company. Inflation could, however, affect the Company's future revenues and results of operations due to the Company's dependence on its senior resident population, most of whom rely on relatively fixed incomes to pay for the Company's services. As a result, the Company may not be able to increase resident service fees to account fully for increased operating expenses. In structuring its fees, the Company attempts to anticipate inflation levels, but there can be no assurance that the Company will be able to anticipate fully or otherwise respond to any future inflationary pressures. In addition, given the significant amount of development the Company anticipates, inflationary pressures could affect the Company's cost of financing. There can be no assurances that the cost of financing will be available on terms acceptable to the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                              Page
                                                                                              ----
ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES:
   Independent Auditors' Report ............................................................  18
   Consolidated Balance Sheets, as of December 31, 1996 and 1995 ...........................  19
   Consolidated Statements of Operations for years ended December 31, 1996, 1995 and 1994 ..  20
   Consolidated Statements of Changes in Stockholders' Equity for years ended December 31,
       1996, 1995 and 1994 .................................................................  21
   Consolidated Statements of Cash Flows for years ended December 31, 1996, 1995 and 1994 ..  22
   Notes to Consolidated Financial Statements ..............................................  23

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Alternative Living Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Alternative Living Services, Inc. and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                 KPMG PEAT MARWICK LLP

Chicago, Illinois
February 21, 1997

             ALTERNATIVE LIVING SERVICES, INC.  AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)


                                     ASSETS


                                                                1996     1995
                                                                ----     ----
Current assets:
   Cash and cash equivalents ..............................   $25,796   $2,998
   Resident receivables, net ..............................     1,614       55
   Other current assets                                         4,989      283
                                                             --------  -------
       Total current assets ...............................    32,399    3,336
                                                             --------  -------
Property, plant and equipment, net ........................    79,816   28,460
Long-term investments .....................................     1,171    1,183
Investments in and advances to unconsolidated affiliates ..     1,649    4,788
Other assets ..............................................    11,501    1,590
                                                             --------  -------
       Total assets .......................................  $126,536  $39,357
                                                             ========  =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term obligations ......         $769     $163
   Short-term notes payable ...........................        8,335       --
   Accounts payable ...................................        1,985      786
   Accrued expenses ...................................        8,130    1,180
                                                            --------  -------
          Total current liabilities ...................       19,219    2,129
Long-term obligations, less current installments ......       28,649   17,101
Other long-term liabilities ...........................          123      174
Deferred gain on sale .................................        6,763       --
Minority interest .....................................        5,888      610
Stockholders' equity :
   Common Stock and additional paid-in capital ........       76,108   21,746
   Accumulated deficit ................................      (10,214)  (2,403)
                                                            --------  -------
          Total stockholders' equity ..................       65,894   19,343
                                                            --------  -------
          Total liabilities and stockholders' equity ..     $126,536  $39,357
                                                            ========  =======


          See accompanying notes to consolidated financial statements.

             ALTERNATIVE LIVING SERVICES, INC.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                       1996       1995       1994
                                                     --------  -----------  -------

Revenue:
   Resident service fees ..........................   $38,634       $9,684   $4,506
   Other ..........................................       965          780      451
                                                     --------  -----------  -------
Operating revenue .................................    39,599       10,464    4,957
                                                     --------  -----------  -------
Operating expenses:
   Residence operations ...........................    25,710        7,207    2,934
   Lease expense ..................................     6,053          889      697
   General and administrative .....................     7,933        2,599    1,458
   Depreciation and amortization ..................     2,994          815      258
   Non-recurring charge ...........................       976           --       --
                                                     --------  -----------  -------
      Total operating expenses ....................    43,666       11,510    5,347
                                                     --------  -----------  -------
Operating loss ....................................    (4,067)      (1,046)    (390)
Other income (expense):
   Interest expense, net ..........................    (3,740)        (813)    (301)
   Gain on sale of land ...........................        --          439       --
   Equity in losses of unconsolidated affiliates ..       (52)        (438)      (1)
   Other expense ..................................       (28)          --       --
   Minority interest in losses of consolidated
    subsidiaries ..................................        76          112       49
                                                     --------  -----------  -------
      Total other expense, net ....................    (3,744)        (700)    (253)
                                                     --------  -----------  -------
      Net loss ....................................  $ (7,811) $    (1,746) $  (643)
                                                     ========  ===========  =======
Net loss per share ................................  $  (0.79) $     (0.30) $ (0.22)
                                                     ========  ===========  =======
Weighted average shares outstanding ...............     9,889        5,863    2,959
                                                     ========  ===========  =======



          See accompanying notes to consolidated financial statements.

              ALTERNATIVE LIVING SERVICES, INC.  AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (IN THOUSANDS)


                                                            COMMON STOCK
                                                            AND ADDITIONAL
                                                            PAID-IN CAPITAL                       STOCK
                                                        ----------------------   ACCUMULATED   SUBSCRIPTION
                                                          SHARES     AMOUNTS       DEFICIT      RECEIVABLE  TOTAL
                                                        ----------------------    --------      ----------  ------
BALANCES AT DECEMBER 31, 1993 ..................          1,813         $2,539    $    (14)      $(2,200)  $   325
Receipt of stock subscription ..................             --             --          --         2,200     2,200
Contributed capital from majority
    stockholder ................................             --          2,678          --            --     2,678
Net loss .......................................             --             --        (643)           --      (643)
                                                         ------        -------    --------       -------   -------
BALANCES AT DECEMBER 31, 1994 ..................          1,813          5,217        (657)           --     4,560
                                                         ------        -------    --------       -------   -------
Net proceeds from private offering .............          4,303         19,029          --            --    19,029
Retirement of stock held by minority
    stockholder ................................           (381)        (2,500)         --            --    (2,500)
Common Stock issued for contributed
    capital ....................................            917             --          --            --        --
Net loss .......................................             --             --      (1,746)           --    (1,746)
                                                         ------        -------    --------       -------   -------
BALANCES AT DECEMBER 31, 1995 ..................          6,652         21,746      (2,403)           --    19,343
                                                         ------        -------    --------       -------   -------
Proceeds from issuance of Common Stock .........          3,873         41,648          --            --    41,648
Shares issued in connection with acquisitions ..          2,483         12,877          --            --    12.877
Purchase and retirement of Common Stock ........            (12)          (163)         --            --      (163)
Net loss .......................................             --             --      (7,811)           --    (7,811)
                                                         ------        -------    --------       -------   -------
BALANCES AT DECEMBER 31, 1996 ..................         12,996        $76,108    $(10,214)      $    --   $65,894
                                                         ======        =======    ========       =======   =======


          See accompanying notes to consolidated financial statements.

              ALTERNATIVE LIVING SERVICES, INC.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)


                                                                                  1996             1995         1994
                                                                               ----------        --------      -------
Cash flows from operating activities:
     Net loss ....................................................             $   (7,811)       $ (1,746)     $  (643)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ...............................                  2,994             815          258
     Gain on sale of land ........................................                     --            (439)          --
     Minority interest in losses of consolidated subsidiaries ....                    (76)           (112)         (49)
     (Increase) decrease in net resident receivables .............                 (1,290)             15          (93)
     Increase in other current assets ............................                 (1,742)            (93)        (172)
     Increase (decrease) in accounts payable .....................                   (687)            343           58
     Increase in accrued expenses ................................                  3,452             223          168
                                                                               ----------        --------      -------
Net cash used in operating activities ............................                 (5,160)           (994)        (473)
                                                                               ----------        --------      -------
Cash flows from investing activities:
     Purchase of short-term investments ..........................                     --              --          (50)
     Net proceeds from sale of land ..............................                     --              --          972
     Acquisitions of affiliates and facilities, net of cash ......                 (7,798)           (850)         (67)
     Payments for property, plant and equipment and project
          development costs ......................................                (56,346)        (12,667)      (1,772)
     Investments in and advances to unconsolidated affiliates ....                   (252)         (3,187)      (1,486)
     Increase in long-term investments ...........................                      --             --       (1,183)
     Payments for deferred costs .................................                      --           (208)         (30)
     Changes in other long-term assets and liabilities ...........                   3,836           (102)         116
                                                                                                 --------      -------
Net cash used in investing activities ............................                 (60,560)       (17,225)      (3,289)
                                                                               -----------       --------      -------
Cash flows from financing activities:
     Contributions by minority partner and minority stockholder ..                      --          1,275          745
     Purchase of remaining limited partners ......................                      --             --         (605)
     Payments for financing costs ................................                      --           (221)         (37)
     Repayment of line of credit and short-term note payable .....                  (1,369)        (4,208)          --
     Repayments of long-tem obligations ..........................                 (37,618)        (6,575)      (1,321)
     Proceeds from issuance of long-term obligations .............                  33,863         15,890           --
     Changes in advances from and notes payable to
          unconsolidated affiliates ..............................                      --         (1,834)         217
     Proceeds from sale/leaseback transactions ...................                  51,996             --           --
     Issuance of Common Stock and other capital contributions ....                  41,648         19,029        2,677
     Retirement of stock held by minority stockholder ............                      --             --       (2,500)
     Stock subscription received .................................                      --             --        2,200
                                                                               -----------       --------      -------
Net cash provided by financing activities ........................                  88,520         20,856        3,877
                                                                               -----------       --------      -------
Net increase in cash and cash equivalents ........................                  22,798          2,637          115
Cash and cash equivalents:
     Beginning of period .........................................                   2,998            311          196
                                                                               -----------       --------      -------
     End of period ...............................................             $    25,796       $  2,998      $   311
                                                                               ===========       ========      =======

Supplemental disclosure of cash flow information:
     Cash paid for interest, including amounts capitalized .......             $     4,047       $  1,045      $   142
                                                                               -----------       --------      -------



          See accompanying notes to consolidated financial statements.

             ALTERNATIVE LIVING SERVICES, INC.  AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


(1) BUSINESS

     Alternative Living Services, Inc. (the Company) was organized in December 1993 and develops, owns, and operates assisted living residences. As of December 31, 1996, the Company operated 77 residences totaling 3,215 living units located in Wisconsin, Michigan, Minnesota, Florida, Pennsylvania, Oregon, Colorado, California, Washington, Idaho and North Carolina.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The significant accounting policies of the Company are as follows:

      (A) Principles of Consolidation

           The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Results of operations of the majority-owned subsidiaries are included from the date of acquisition. All significant intercompany balances and transactions with such subsidiaries have been eliminated in the consolidation.

     (B) Cash Equivalents

           The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

     (C) Property, Plant and Equipment

           Property, plant and equipment are stated at cost, net of accumulated depreciation. Plant and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is computed over the estimated lives of the assets using the straight-line method. Buildings and improvements are depreciated over 20 to 40 years, and furniture, fixtures and equipment are depreciated over seven to twelve years. Maintenance and repairs are expensed as incurred.

      (D) Intangible Assets

           Intangible assets, which are included in other assets, are composed of organization costs and deferred financing costs. Organization costs are amortized on a straight-line basis over five years. Deferred financing costs are amortized on the effective-interest method over the term of the related debt.

      (E) Goodwill

           Goodwill represents the cost of acquired net assets in excess of their fair market values. Amortization of goodwill is computed using the straight-line method over the expected periods to be benefitted, generally forty years. The Company's management periodically evaluates goodwill for impairment based upon expectations of nondiscounted operating cash flows in relation to the net capital investment in the subsidiary.

             ALTERNATIVE LIVING SERVICES, INC.  AND SUBSIDIARIES

     (F) Revenue

           Revenue, which is recorded primarily when services are rendered, consists primarily of resident service fees which are reported at net realizable amounts. Other revenue consists primarily of management and development fees from unconsolidated affiliates. Management fees are recognized as earned in accordance with signed management agreements, and reported at net realizable amounts. Development fees are deferred and recognized as earned over the life of the development.

     (G) Income Taxes

           Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (H) Fair Value of Financial Instruments

           The carrying amounts of cash, cash equivalents and short-term investments approximate fair value due to the short-term nature of the accounts and due to the accounts earning interest at current market rates. The carrying amount of the Company's debt approximates fair value due to the interest rates approximating the current rates available to the Company for similar borrowing arrangements.

     (I) Use of Estimates

           The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (J) Net Loss Per Share

           Net loss per share is based upon the weighted average number of the Company's common and common equivalent shares outstanding during each period. Common equivalent shares include stock options, which have been included using the treasury stock method only when their effect is dilutive.

           In connection with the initial public offering (IPO), which became effective on August 9, 1996 and pursuant to the requirements of the Securities and Exchange Commission, for purposes of net loss per share, Common Stock issued and Common Stock options granted at per share amounts less than the IPO price per share subsequent to May 1995 have been reflected as outstanding for all periods prior to the effective date of the IPO. Accordingly, weighted average shares outstanding was increased by 1,146,928 shares for the effect of such Common Stock and stock options.

             ALTERNATIVE LIVING SERVICES, INC.  AND SUBSIDIARIES

     (K) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

           The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

     (L)   Stock Option Plan

           Prior to January 1, 1996 the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based- method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(3)   PROPERTY, PLANT AND EQUIPMENT

      A summary of property, plant and equipment at December 31, follows (in thousands):


                                                     1996     1995
                                                    -------  -------

            Land .................................   $9,919   $4,592
            Land improvements ....................       86      529
            Buildings ............................   54,343   16,563
            Furniture, fixtures and equipment ....    7,204    3,275
            Construction in progress .............   12,744    5,259
                                                    -------  -------
            Total property, plant and equipment ..   84,296   30,218
            Less accumulated depreciation ........    4,480    1,758
                                                    -------  -------
            Property, plant and equipment, net ...  $79,816  $28,460
                                                    =======  =======


     At December 31, 1996, property and equipment includes $10,608,402 of buildings and improvements and $592,000 of fixtures and equipment held under capital leases and related financing obligations. Related accumulated amortization totaled $2,077,929.

     Interest is capitalized in connection with the construction of residences and is amortized over the estimated useful lives of the residences. Interest capitalized in 1996 and 1995 was approximately $490,718 and $62,000, respectively.

              ALTERNATIVE LIVING SERVICES, INC.  AND SUBSIDIARIES

     Construction in process at December 31, 1996 consisted principally of costs related to the construction of assisted living residences, with outstanding construction commitments totaling approximately $72.8 million.

(4) ACQUISITIONS

     On March 31, 1995, the Company acquired the Palmer Ranch, an 86-unit assisted living residence in Sarasota, Florida. The total purchase cost of $850,000, including acquisition costs of $52,000, was paid in cash. This transaction was accounted for as a purchase.

     On January 26, 1996, the Company acquired Heartland Retirement Services, Inc. (Heartland) for $5,500,000 cash plus 261,424 shares of the Company's
Common Stock with an estimated market value of $1,749,000.   The acquisition
was effective as of January 1, 1996. This acquisition was financed by a bridge loan of approximately $8,700,000 which was obtained from a private financial management firm whose president is a director of the Company. As of January 1, 1996, Heartland operated 20 assisted living residences. This transaction was accounted for as a purchase.

     On May 24, 1996, the Company acquired New Crossings International Corporation, a company which operated 15 assisted living facilities as of May, 1996. The total purchase consideration was 2,007,049 shares of the Company's
Common Stock with an estimated value of $9,281,000.   This transaction was
accounted for as a purchase.

     On May 24, 1996, the Company acquired the limited partnership interest in five Michigan limited partnerships owned by unrelated investors for aggregate consideration of 115,024 shares of Common Stock valued at $1,000,000 for accounting purposes and promissory notes in the aggregate principal amount of $2,900,000. These promissory notes are due and payable on January 31, 1997 and
bear interest at the rate of 8% per annum.    The Company also acquired 100% of
the outstanding stock of ALS-Midwest pursuant to a merger transaction whereby the shareholders of ALS-Midwest, other than the Company, received, in exchange for their shares of ALS-Midwest, $300,000 in cash and 57,512 shares of the Company's Common Stock valued at $500,000 for accounting purposes. Contemporaneously with the merger, the Company refunded certain advances made to the partnership by a cash payment of $700,000 and delivery of a promissory note in the amount of $1.4 million which was paid in 1996.

     On August 9, 1996, the Company acquired the 40% partnership interests not already owned by it in three partnerships for an aggregate purchase price of $3.2 million. This transaction has been accounted for as a purchase.

     On August 13, 1996, the Company acquired a residence it leased for $1.1 million. This transaction was accounted for as a purchase.

     On September 13, 1996, the Company acquired a residence it managed and had a 0.5% equity interest in for $800,000. This transaction has been accounted for as a purchase.

     On September 30, 1996, the Company acquired a residence it managed and had a 2.5% equity interest in for $1.1 million. This transaction has been accounted for as a purchase.

     On December 19, 1996, the Company acquired 6 assisted living residences for $5.5 million. This transaction has been accounted for as a purchase.

     As of December 31, 1996, the Company had an 80% ownership interest in four development projects and a 51% ownership interest in ten development projects. The 20% and 49% interests in these consolidated affiliates not held by the Company and the losses therefrom have been reflected as minority interest in the consolidated balance sheets and as minority interest in losses of consolidated subsidiaries in the consolidated statements of operations.

             ALTERNATIVE LIVING SERVICES, INC.  AND SUBSIDIARIES

(5) LONG-TERM INVESTMENTS

    Long-term investments are comprised of the following at December 31 (in thousands):


                                                                1996    1995
                                                               ------  ------
   Collateral reserve fund, $1,000,000 certificate of deposit required to be maintained until July 10, 2000 ............  $1,005  $1,016
   Debt reserve fund, $112,000 certificate of deposit
   required to be maintained until July 10, 2000 ............     113     114
   Debt reserve fund, $53,000 certificate of deposit
   required to be maintained until August 15, 2002 ..........      53      53
                                                               ------  ------
   Total long-term investments ..............................  $1,171  $1,183
                                                               ======  ======


(6) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

    Investments in and advances to unconsolidated affiliates consist of the following at December 31, 1995 (in thousands):


                                                             1996    1995
                                                           ------  ------
      Investments in unconsolidated affiliates ..........    $285  $1,581
      Advances to unconsolidated affiliates:
         Partnerships ...................................   1,089   2,540
         Notes receivable ...............................     275     383
         Other ..........................................      --     284
                                                           ------  ------
      Total advances to unconsolidated affiliates .......   1,364   3,207
                                                           ------  ------
      Total investments in and advances to unconsolidated
         affiliates .....................................  $1,649  $4,788
                                                           ======  ======



     Advances to unconsolidated affiliates also includes management fees pursuant to an agreement with an affiliate, which is 50% owned and controlled by an officer and a shareholder. Under the terms of the agreement, this affiliate is obligated to pay a monthly management fee of 11% of gross operating revenue. During 1996 and 1995, the management fees, included in other revenue, were $175,000 and $252,000 respectively.

     Notes receivable at December 31, 1996 includes $200,000 due from an officer and a shareholder of the Company which accrues interest at 6% and is payable in full on December 30, 1999. Notes receivable at December 31, 1995 included $150,000 due from an officer and a shareholder of the Company, which was repaid on December 31, 1996.

     ALTERNATIVE LIVING SERVICES, INC.  AND SUBSIDIARIES

(7) OTHER ASSETS

     Other assets are comprised of the following at December 31 (in thousands):


                                                                                        1996    1995
                                                                                        ----    ----
            Goodwill, net ....................................................        $5,216    $955
            Organizational and other costs, net ..............................         1,982      89
            Deferred financing costs, net ....................................           948     273
            Deposits and other ...............................................         3,355     273
                                                                                     -------  ------
            Total other assets ...............................................       $11,501  $1,590
                                                                                     =======  ======


      Accumulated amortization of goodwill was $163,134 and $800 as of December 31, 1996 and 1995, respectively.

(8) LONG-TERM DEBT, CAPITAL LEASE AND FINANCING OBLIGATIONS

     Long-term debt, capital leases, and financing obligations consist of the following at December 31 (in thousands):




                                                                                        1996    1995
Mortgage payable, due in 25 quarterly installments, the first                           ----    ----
four quarterly installments represent interest only, interest at
8% through June 30, 1996, thereafter interest at the prime rate plus 1% not to exceed 10% (9.25% at December 31, 1996),
outstanding principal balance due on March 31, 2000.................                     $998  $1,000

Mortgage payable, due in 25 quarterly installments, the first four quarterly installments represent interest only, interest at
8% through June 30, 1996, thereafter interest at the prime rate plus 1% not  to exceed 10% (9.25% at December 31, 1996),
outstanding principal balance due on April 2, 2000..................                      391     400

Mortgage payable, due in 60 monthly installments including
interest at 9.21%, outstanding principal balance
due on July 10, 2000................................................                    4,234   4,279

Mortgage payable, due in 83 monthly installments including interest
at 9.985%, outstanding principal balance due on August 15, 2002.....                    1,875   1,914

Mortgages payable, due in 300 monthly installments including
interest at 9.75%...................................................                    2,945      --

Mortgage payable, interest at the prime rate plus 1% (9.25%
at December 31, 1996) 36 interest only payments
with all remaining interest and principal due on
April 1, 1999.......................................................                    3,355      --


ALTERNATIVE LIVING SERVICES, INC.  AND SUBSIDIARIES


Mortgage payable, interest at the prime rate plus 1% (9.25%
at December 31, 1996) 36 interest only payments
with all remaining interest and principal due on
April 1, 1999 ......................................................              2,636                 --

Mortgage payable, due December 10, 2000, the first 13 of 60
total payments represent interest only, interest at LIBOR
plus applicable LIBOR margin based on debt service coverage
ratio ..............................................................              2,137                 --

Sale/leaseback financing obligation, variable interest
at the 11th District FHLB rate plus 2 3/4% payable in
monthly installments, due 2000 .....................................              5,316                 --

Capital lease obligations, interest at rates between 3.4%
and 23% payable in monthly installments, due
through 2000 .......................................................                114                 --

Mortgage payable, due in 120 monthly installments including interest at 8.46% through June 30, 2000, thereafter at the five-year
U.S. Treasury rate plus 2.5% .......................................                 --              6,567

Note payable, due November 20, 2020, first twelve monthly payments
represent interest only, interest at the prime rate plus 1% ........                 --              3,104

Debt refinanced long-term through a sale/leaseback
financing transaction:
    Mortgage notes payable, fixed interest rates
         of 8% to 10.9% ............................................              3,290                 --
    Equity participation notes, including contingent
         participation obligations .................................              2,127
                                                                                -------            -------

Total long-term obligations ........................................             29,418             17,264
Less current installments ..........................................                769                163
                                                                                -------            -------
Total long-term obligations less current installments ..............            $28,649            $17,101
                                                                                =======            =======


     The mortgages payable are secured by security agreements and guarantees by the Company. In addition, certain security agreements require the Company to maintain collateral and debt reserve funds (see Notes 5 and 13).

     Principal payments on long-term debt, capital leases and financing obligations for the next five years and thereafter are as follows (in thousands):


    1997 .....................................................................          $   769
    1998 .....................................................................              802
    1999 .....................................................................           12,150
    2000 .....................................................................           13,917
    2001 .....................................................................               30
    Thereafter ...............................................................            1,750
                                                                                        -------
    Total long-term debt, capital leases and financing obligations ...........          $29,418
                                                                                        =======

             ALTERNATIVE LIVING SERVICES, INC.  AND SUBSIDIARIES

(9) ACCRUED EXPENSES

    Accrued expenses are comprised of the following at December 31 (in thousands):


                                                 1996    1995
                                                ------  ------
    Accrued salaries and wages ...........      $2,071  $  332
    Advance rents and deposits ...........       2,754     546
    Other ................................       3,305     302
                                                ------  ------
    Total accrued expenses ...............      $8,130  $1,180
                                                ======  ======


(10) STOCKHOLDERS' EQUITY

     The Company was organized in December 1993, and was initially capitalized by Evergreen Healthcare, Inc. ("Evergreen") and Care Living Centers, Inc. ("CLC"), two unrelated companies.

     The Company completed a private placement equity offering on May 26, 1995, resulting in net proceeds of $19,029,080 for 4,302,994 shares of its Common Stock. Simultaneously, the Company issued 917,150 shares of its stock to Evergreen as consideration for $2,677,342 cash received during 1994, which is reflected as Common Stock and additional paid-in capital in the accompanying balance sheet. Subsequent to the issuance of stock in May 1995 the Company was no longer a majority-owned subsidiary of Evergreen.

     In August 1996, the Company completed an initial public offering of 6,000,000 shares of Common Stock, of which 3,443,206 shares were sold by the Company and 2,556,794 shares were sold by existing stockholders. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to the Company were approximately $40 million.

     The authorized capital stock of the Company consists of 30,000,000 shares of Common Stock, $.01 par value, and 5,000,000 shares of $.01 par value preferred stock. At December 31, 1996, there were 13,008,135 shares of Common Stock issued, of which 12,996,496 were outstanding. 11,639 are held in treasury. At December 31, 1995 there were 6,652,059 shares of Common Stock issued and outstanding. At December 31, 1996 and 1995 no shares of preferred stock were issued and outstanding.

(11) STOCK OPTION PLAN

     In 1995, the Company adopted a stock option plan (the "1995 Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 1,425,000 shares of authorized but unissued Common Stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Generally, stock options have 10-year terms and vest 25% per year and become fully exercisable after 4 years from the date of grant.

     At December 31, 1996, 786,821 additional shares were available for grant under the 1995 Plan. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $3.49 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 0.0%, risk-free interest rate of 6.5% and an expected life of 7 years; 1995 - expected dividend yield 0.0%, risk-free interest rate of 6.5%, and an expected life of 7 years.

              ALTERNATIVE LIVING SERVICES, INC.  AND SUBSIDIARIES

     The Company applies APB Opinion No. 25 in accounting for its 1995 Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below, (in thousands, except per share data):


                                         Net Loss                       Net Loss Per Share
                                    1996            1995               1996             1995
                                   -------         -------            ------            ------
     As reported                   $(7,811)        $(1,746)           $(0.79)           $(0.30)
     Pro forma                     $(8,406)        $(1,922)           $(0.85)           $(0.33)


     Stock option activity during the periods indicated is as follows:

                                                                     Number of  Weighted-Average
                                                                     Shares     Exercise Price
                                                                     ---------  ----------------
     Balance at December 31, 1994                                          --                --
         Granted                                                      430,883            $ 4.67
         Exercised                                                         --                --
         Forfeited                                                         --                --
         Expired                                                           --                --
                                                                      -------            ------

     Balance at December 31, 1995                                     430,883              4.67
         Granted                                                      279,799              9.21
         Exercised                                                         --             (7.22)
         Forfeited                                                     (2,175)            (4.65)
         Expired                                                           --               --
                                                                      -------            ------
     Balance at December 31, 1996                                     708,507            $ 6.31
                                                                      =======            ======


     At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.92 - $13.00 and 8 years, respectively.

     At December 31, 1996 and 1995, the number of options exercisable was 145,922 and 103,483, respectively, and the weighted-average exercise price of those options was $4.22 and $5.92, respectively.

              ALTERNATIVE LIVING SERVICES, INC.  AND SUBSIDIARIES

(12) INCOME TAXES

     Deferred tax assets and liabilities consist of the following at December 31 (in thousands):


                                                            1996   1995
                                                           ------  -----
       Deferred tax assets:
         Net operating loss carryforwards ...............  $1,928  $ 800
         Investment in unconsolidated affiliates ........     104    105
         Deferred gain sale/leaseback ...................   2,887     --
         Vacation accrual ...............................     198     --
         Tax versus book depreciation ...................     107     --
         Other accruals - Crossings' purchase ...........     270     --
         Investment in consolidated affiliates ..........   1,566     --
         AMT credit carryover ...........................      31
         Other ..........................................     184    104
                                                           ------  -----
       Total deferred tax assets ........................   7,275  1,009
       Less valuation allowance .........................   5,539    917
                                                           ------  -----
       Deferred tax assets, net of valuation allowance ..  $1,736  $  92
                                                           ======  =====
       Deferred tax liabilities:
         Tax versus book depreciation ...................      --     92
         Book versus tax basis (Crossings' purchase) ....   1,736     --
                                                           ------  -----
       Tax deferred tax liabilities .....................  $1,736  $  92
                                                           ======  =====


     The valuation allowance for deferred tax assets as of January 1, 1996 and
1995 was  $5,538,500  and  $917,500, respectively.   In assessing the
realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result of acquisitions during 1996, subsequent recognition of $537,000 of tax benefits relating to the valuation allowance for deferred tax assets will be allocated to goodwill.

     The Company has approximately $4,881,000 of net operating loss carryforwards at December 31, 1996. Unused net operating loss carryforwards of approximately $3,222,650 will expire commencing in the year 2001 through 2009. The remaining $1,658,350 of net operating loss carryforwards will begin to expire, if unused, beginning in the year 2008 through 2010. The utilization of net operating loss carryforwards may be further limited as to future use due to the change in control provisions in the Internal Revenue Code which apply because of the Crossings purchase in May 1996. In addition, the Company has alternative minimum tax credit carryforwards of approximately $31,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

(13) COMMITMENTS AND CONTINGENCIES

     The Company leases certain properties under noncancelable operating and capital leases that expire at various dates through the year 2014.

             ALTERNATIVE LIVING SERVICES, INC.  AND SUBSIDIARIES


     Future annual minimum operating lease payments and future minimum capital lease payments as of December 31, 1996 are as follows (in thousands):

                                                           Capital Operating
   1997 .................................................  $ 1,359  $ 12,857
   1998 .................................................    1,341    12,924
   1999 .................................................    6,118    12,979
   2000 .................................................    4,922    13,051
   2001 .................................................       --    12,892
   Thereafter ...........................................       --   129,275
                                                           -------  --------
   Total minimum lease payments .........................   13,740  $193,978
   Less amount representing interest ....................    2,894  ========
                                                           -------
   Present value of net minimum capital lease payments ..   10,846
   Less current portion .................................      345
                                                           -------
   Long-term capital lease obligations ..................  $10,501
                                                           =======


(14) SALE/LEASEBACK TRANSACTIONS

     On January 22, 1996, the Company sold two assisted living residences for approximately $7,022,000 and leased them back under a ten-year sale and leaseback agreement. The transaction produced a gain of approximately $1,083,000, which was deferred and is being amortized over the lease period.

     On December 31, 1996, the Company sold twelve assisted living residences for approximately $45.0 million and leased them back under a twelve-year sale and leaseback agreement. The transaction produced a gain of approximately $5.7 million which will be deferred and amortized over the lease period.

(15) SUBSEQUENT EVENTS

     On February 12, 1997, the Company entered into an agreement to acquire interests in three recently constructed assisted living residences in upstate New York with an aggregate capacity of 313 residents. The acquisition will represent an investment by the Company of approximately $21.5 million (cash and assumed debt).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                    PART III



ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below is certain information concerning the executive officers and directors of the Company.


         NAME                                                      AGE  POSITION
         William G. Petty, Jr . . . . . . . . . . . . . . . .       50  Chairman of the Board
         William F. Lasky . . . . . . . . . . . . . . . . . .       42  President,
                                                                        Chief Executive Officer and Director
         Richard W. Boehlke . . . . . . . . . . . . . . . . .       48  Vice Chairman of the Board
         Thomas E. Komula . . . . . . . . . . . . . . . . . .       41  Senior Vice President, Chief
                                                                        Financial Officer, Treasurer
                                                                        and Assistant Secretary
         John W. Kneen  . . . . . . . . . . . . . . . . . . .       43  Secretary and Vice President
         G. Faye Godwin . . . . . . . . . . . . . . . . . . .       55  Senior Vice President
         D. Lee Field   . . . . . . . . . . . . . . . . . . .       37  Senior Vice President
         Douglas A. Hennig  . . . . . . . . . . . . . . . . .       39  Senior Vice President
         Gene E. Burleson   . . . . . . . . . . . . . . . . .       54  Director
         Robert Haveman   . . . . . . . . . . . . . . . . . .       48  Director
         Ronald G. Kenny  . . . . . . . . . . . . . . . . . .       40  Director
         Jerry L. Tubergen  . . . . . . . . . . . . . . . . .       43  Director


     William G. Petty, Jr. has served as Chairman of the Board since December 1993 and served as Chief Executive Officer of the Company from December 1993 to April 1996. Mr. Petty has served as the Vice Chairman of GranCare since July 1995. Mr. Petty also served as the Chairman of the Board, Chief Executive Officer and President of Evergreen from June 1993 to July 1995 and as Chairman of the Board, Chief Executive Officer and President of National Heritage, Inc., predecessor to Evergreen, from October 1992 to June 1993. Mr. Petty has been a Managing Director of Omega Capital, Ltd., a private health care investment fund ("Omega Capital"), since 1986. Mr. Petty also served as a member of the Board of Directors of Forum Group, Inc, ("Forum") and as one of three members of Forum's Executive Committee from June 1993 to November 1994.

     William F. Lasky has served as Chief Executive Officer of the Company since April 1996 and as President of the Company since December 1993. He served as the Managing Partner of the ALS Partnership from 1981 to December 1993 and as the President of CLC from 1989 to December 1993. The ALS Partnership and CLC developed and operated assisted living residences, six of which are currently managed by the Company. Mr. Lasky served as a regional director of Unicare Health Residences, a national operator of nursing homes, from 1981 to 1985. Mr. Lasky is a member of the Board of Directors and the Chairman of ALFAA and is a licensed nursing home administrator.

     Richard W. Boehlke has served as the Vice Chairman of the Board of the Company since May 1996. Mr. Boehlke served as President and Chief Executive Officer of Crossings, which he founded in 1984, until Crossings merged with the Company in May 1996. From 1980 to 1984, Mr. Boehlke was employed by National Medical Enterprises, Inc, as Vice President - Development responsible for all new development within its long-term care group of companies.

     Thomas E. Komula has served as a Senior Vice President of the Company since July 1996. In August, 1996, he was appointed as Chief Financial Officer and Assistant Secretary. Prior to joining the Company, he served as the Chief Financial Officer of MedRehab, Inc., a privately-held rehabilitation company, from March 1994 to April 1996.

From September 1993 to March 1994, he was a partner at Arthur Andersen & Co., and from September 1991 to September 1993, he was a Senior Manager with Arthur Andersen & Co. Mr. Komula is a Certified Public Accountant.

     John W. Kneen has served as Vice President and Secretary of the Company since December 1993. He served as Chief Financial Officer and Treasurer from April 1996 through August 1996. He served as Vice President of Corporate Development and Assistant Secretary of Evergreen from December 1993 to July 1995, and as Vice President and Chief Financial Officer of Evergreen Housing Partners, Inc. from 1991 to 1993. Mr. Kneen served as President of Premier Lifestyles, Inc., a senior housing management company, from 1989 to 1991. Mr. Kneen is a Certified Public Accountant.

     G. Faye Godwin has served as Senior Vice President of the Company since April 1996. From May 1995 to April 1996, Ms. Godwin served as the Vice President of Operations of the Company. Previously, Ms. Godwin served as the Chief Operating Officer of Standish Care, Inc., a publicly-held assisted living company, from February 1994 to May 1995. From April 1989 to January 1994, Ms. Godwin was Senior Vice President of Operations at Sunrise Assisted Living, an assisted living company.

     D. Lee Field has served as Senior Vice President of the Company since May 1996. Prior to joining the Company, be was employed from 1984 by Crossings, where he held a succession of executive positions, including Executive Vice President and Chief Operating Officer from 1993 until the Crossings merger, and Vice President of Operations from 1989 to 1993. Mr. Field is a member of the Board of Directors for the American Senior Housing Association and a member of the Task Force for Assisted Living of the American Health Care Association.

     Douglas A. Hennig has served as Senior Vice President of the Company since January 1996. From January 1993 to January 1996, Mr. Hennig served as the President of Heartland. From 1991 to 1993, he was President of Hennig & Associates, a consulting firm in Madison, Wisconsin involved in retirement housing consulting and the development and management of assisted living residences. From 1986 to 1991, he was Vice President of the Meridian Group in Madison, Wisconsin, a market research company, with responsibility for market research, marketing, operations management and development consulting for retirement housing and assisted living.

     Gene E. Burleson has served as a director of the Company since July 1995. He became Chairman of the Board of GranCare in January 1994 and has served as Chief Executive Officer of GranCare since December 1990. Previously, Mr. Burleson served as President of American Medical International, Inc., a provider of health care services, where from early 1988 to March 1989 he served as President while continuing his role as Chief Operating Officer, a position he assumed in 1986. Prior to serving as President of the parent company, Mr. Burleson served for nine years as President and Chief Executive Officer of American Medical International - European Operations. Mr. Burleson currently serves on the board of directors of Deckers Outdoor Corporation and Integrated Voice Solutions, Inc.

     Robert Haveman has served as a director of the Company since May 1995. He has served as the Secretary/Treasurer of the Prince Corporation, an automotive interior trim manufacturer, since 1987 and served as a director of Evergreen from June 1993 to July 1995.

     Ronald G. Kenny has served as a director of the Company since May 1995.
He has served as Executive Vice President of Huizenga Capital Management, a privately held investment management company, since 1990. Mr. Kenny has served as a director of GranCare since July 1995. Mr. Kenny also served as a director of Evergreen from June 1993 to July 1995 and as director of National Heritage, Inc. from October 1992 to June 1993.

     Jerry L. Tubergen has served as a director of the Company since May 1995. He has served as President and Chief Executive Officer of RDV Corporation, a private financial management firm, since its formation in 1991. Mr. Tubergen served as Managing Partner of Deloitte & Touche in Grand Rapids, Michigan from 1987 to 1991. Mr. Tubergen also serves as a director of the Orlando Magic, Ltd., a NBA franchise, and Genmar Holdings, Inc., a manufacturer and marketer of motorized pleasure boats.

     There are no family relationships among any of the executive officers or directors of the Company. Pursuant to the merger agreement entered into by the Company and Crossings in connection with the Crossings Merger, Mr. Boehlke was elected to the Board of Directors as its Vice Chairman and Messrs. Field and Boitano were elected as executive officers of the Company. Subject to the terms of employment agreements, executive officers of the Company are elected or appointed by the Board of Directors and hold office until their successors are elected or until their death, resignation or removal.

ITEM 11. EXECUTIVE COMPENSATION

     Compensation of Directors. Directors of the Company who are not parties to services agreements with the Company and are not employees of the Company are entitled to an annual retainer of $12,000, payable in quarterly installments. In lieu of their retainer for the twelve month period commencing June 1, 1995, each of Messrs. Burleson, Haveman, Kenny and Tubergen were granted a non-qualified stock option pursuant to the 1995 Plan to purchase up to 7,740 shares of the Common Stock at an exercise price of $4.65 per share, such options becoming exercisable on June 1, 1996 and expiring on June 1, 2005. In lieu of their annual retainer for the 36 month period commencing June 1, 1996, each of Messrs. Burleson, Haveman, Kenny and Tubergen were granted a non-qualified stock option pursuant to the 1995 Plan to purchase up to 12,420 shares of the Common Stock at an exercise price of $8.69 per share, such options vesting one-third on June 1, 1997, one-third on June 1, 1998 and one-third on June 1, 1999, and expiring on May 8, 2006. Directors are also entitled to reimbursement of reasonable out-of-pocket expenses incurred by them in attending meetings of the Board of Directors. See also "Employment and Services Agreement."

     Summary of Compensation of Executive Officers. The following table sets forth information as to all compensation paid or accrued during the last year to the Company's chief executive officer and to each other executive officer of the Company whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                           LONG TERM
                                              ANNUAL COMPENSATION        COMPENSATION
                                            ----------------------         SECURITIES
                                                            OTHER ANNUAL  UNDERLYING
NAME AND PRINCIPAL POSITION   YEAR    SALARY      BONUS      COMPENSATION  OPTIONS (#)(4)
----------------------------  ----  ----------  ----------  ------------  --------------
William G. Petty, Jr          1996         $--         $--           $--              --
   Chairman of the Board (l)  1995         $--         $--       $48,650          90,628
                              1994         $--         $--            --              --

William F. Lasky              1996    $231,459     $70,000            --              --
   President and Director(2)  1995    $166,600     $30,000            --         128,691
                              1994    $115,000     $60,000            --          54,377

Thomas E. Komula(3)           1996     $82,306     $21,250            --          29,423
   Chief Financial Officer    1995         $--         $--            --              --
                              1994         $--         $--            --              --

G. Faye Godwin                1996    $135,895     $35,000            --          28,475
   Senior Vice President      1995     $70,894         $--            --          17,763
                              1994         $--         $--            --              --

Douglas A. Hennig             1996    $136,776     $26,000            --          22,421
   Senior Vice President      1995         $--         $--            --          10,404
                              1994         $--         $--            --              --


(1) Mr. Petty is not an employee and was not an employee of the Company during 1996. Mr. Petty served as the Company's Chief Executive Officer until May 1996. Other Annual Compensation represent amounts paid to Petty, Kneen & Company pursuant to the terms of a services agreement pursuant to which Mr. Petty provides certain services to the Company. See also - "Employment and Services Agreement - Service Agreement with Petty Kneen & Company."

(2)  Mr. Lasky became the Company's Chief Executive Officer in May 1996.

(3)  Mr. Komula joined the Company as an executive officer in July 1996.

(4)  Represents options under the Company's 1995 Stock Option
     Plan (the "1995 Plan"). Generally, one-fourth of the options become exercisable on each of the first through fourth anniversaries of the grant date.

     Stock Options Granted During Year Ended December 31, 1996. The following table sets forth information regarding the grant of stock options to each of the Named Executive Officers. None of the Named Executive Officers received SARs.

                              STOCK OPTION GRANTS


                        NUMBER OF
                        SECURITIES
                        UNDERLYING                    EXERCISE OR
                         OPTIONS    PERCENT OF TOTAL  BASE PRICE   EXPIRATION     GRANT DATE
NAME                     GRANTED    OPTIONS GRANTED    ($/SHARE)      DATE     PRESENT VALUE(1)
--------------------    ----------  ----------------  -----------  ----------  ----------------

William Petty ......          --                --           --     --                     --

William E. Lasky ...          --                --           --     --                     --

Thomas E. Komula ...      29,423             10.5%        13.00  8/4/2006             210,289

G. Faye Godwin .....      28,475             10.2%         8.69  5/8/2006             136,042

Douglas A. Hennig ..      22,421              8.0%         8.69  5/8/2006             107,119


(1) The Grant Date Present Values were determined using the Black-Scholes option pricing model. Estimated values under the model are based on assumptions as to variables such as option term, interest rates, stock price volatility and dividend yield. The actual value, if any, the option holder may realize will depend on the excess of the market price of the stock over the exercise price on the date the option is exercised. The Grant Date Present Value calculation is presented in accordance with SEC disclosure requirements, and the Company has no way to determine whether the Black-Scholes model can properly determine the value of an option. There is no assurance that the value that may be realized by the option holder will be at or near the value estimated by the Black-Scholes model. The model assumes: (a) an option term of 10 years which represents the length of time between the grant date of options under the Company's plan and the latest possible exercise date by the named executive officers; (b) an interest rate that represents the interest rate on a U.S. Treasury Bond with a maturity date corresponding to that of the option's term(c) stock price volatility calculated using weekly stock prices since the Company's Common Stock became publicly traded; and (d) no dividends will be paid in the foreseeable future.

STOCK OPTION YEAR-END VALUES

     The following table sets forth certain information with respect to options held as of the end of the last year for each of the Named Executive Officers. None of the Named Executive Officers exercised any options during the last fiscal year.

                        VALUE OF OPTIONS AT END OF 1996


                               NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                              UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                              OPTIONS AT YEAR-END (#)        AT YEAR-END ($)(1)
                            EXERCISABLE   UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
                            ------------  -------------  -----------  -------------

William G. Petty, Jr. ..        22,657         67,971     $223,171       $669,514

William F. Lasky .......        59,362        123,706      631,744      1,265,548

Thomas E. Komula .......            --         29,423           --         44,135

G. Faye Godwin .........         4,441         41,797       43,741        296,664

Douglas A. Hennig ......            --         32,825           --        206,007


(1) Calculated on the basis of the fair market value of the underlying securities on December 31, 1996 ($14.50 per share) minus the exercise price.

EMPLOYMENT AND SERVICES AGREEMENTS

     Services Agreement with Petty, Kneen &Company. The Company has entered into a services agreement with Petty, Kneen & Company ("PK & Co."), a limited liability company controlled by Messrs. Petty and Kneen. Pursuant to the services agreement, PK & Co. has agreed to provide management, financial and strategic planning services to the Company on a fee basis, including without limitation, the services of Mr. Petty as Chairman and the services of Mr. Kneen as Chief Financial Officer of the Company. The Company has agreed to pay an annual fee of $320,000 to PK & Co. for such services; provided, however, such fee shall be reduced to $200,000 if Mr. Kneen is not called upon to serve as Chief Financial Officer of the Company. The fee was reduced to $200,000 upon the appointment of Mr. Komula as Chief Financial Officer in August 1996. Pursuant to the services agreement, the Company also has agreed to reimburse PK & Co. for certain out of pocket expenses. In consideration of this service agreement, each of Messrs. Petty and Kneen have agreed to provide the Company with a right of first refusal with respect to certain acquisition opportunities relating to assisted living residences or operations which come to their attention during the term of the services agreement. This services agreement expires on April 30, 1998 and may be extended on a quarter to quarter basis thereafter, subject to earlier termination at the election of the Company upon 30 days notice. In consideration of this services agreement, PK & Co. purchased 107,575 shares of Common Stock in May 1996 at a price per share of $4.65.

     Services Agreement with Richard W. Boehlke. As a condition of and effective upon the Crossings merger, the Company entered into a services agreement with Mr. Boehlke, formerly Crossings' President and Chief Executive Officer, pursuant to which he has agreed to provide general, policy-making services to the Company and to undertake special projects designated from time to time by the Board of Directors for the three year period ending May 1999.
In consideration of these services, the Company has agreed to pay Mr. Boehlke $200,000 per year and has agreed to provide Mr. Boehlke certain other benefits, including use of a company car and life and medical insurance coverage similar to that provided to the Company's executive officers. During the term of the agreement, the Company has agreed to nominate Mr. Boehlke to serve as a director of the Company.

     Employment Agreement with William F. Lasky. The Company has entered into an employment agreement with Mr. Lasky with a term that expires on May 31, 1997, unless earlier terminated pursuant to the terms thereof. The agreement is automatically renewed for additional consecutive one-year terms unless timely notice of nonrenewal is given by either the Company or Mr. Lasky. The employment agreement provides that Mr. Lasky shall receive a base salary in an amount determined by the Company's Board of Directors; provided, however, that in no event may such base salary be less than $200,000. In addition, the employment agreement provides that Mr. Lasky is entitled to receive incentive bonuses of up to 35% of his base salary if the Company's earnings before interest, taxes and depreciation are within ten percent of the earnings targeted in the Company's annual business plan approved by the Board of Directors. The employment agreement also provides for the granting of certain stock options described above and certain other benefits typical in employment agreements with a senior executive officer. Finally, the employment agreement provides that Mr. Lasky will not disclose certain proprietary information belonging to the Company or otherwise compete with the Company for a period of eighteen months following his termination of employment except where such termination is by the Company without "cause."

     Employment Agreements with G. Faye Godwin, Douglas A. Hennig and Thomas E. Komula. The Company has entered into employment agreements with each of Ms. Godwin and Messrs. Hennig and Komula. These employment agreements are annual agreements that automatically renew for consecutive one year terms unless timely notice of nonrenewal is given either by the Company or the applicable officer. These agreements provide that these officers shall receive a base salary in an amount determined by the Company's Board of Directors, provided, however, that in no event may such base salary be less than $110,000 in the case of Ms. Godwin, $130,000 in the case of Mr. Hennig and $170,000 in the case of Mr. Komula. Pursuant to these agreements, Ms. Godwin and Messrs. Hennig and Komula are entitled to receive incentive bonuses payable, at the sole discretion of the Board of Directors, if certain target earnings are achieved. These employment agreements also provide for the granting of certain stock options and certain other benefits typical in employment agreements with senior executive officers. Pursuant to these employment agreements, each of Ms. Godwin and Messrs. Hennig and Komula have agreed not to disclose certain proprietary information belonging to the Company or otherwise to compete with the Company for a period of 12 months in the cases of Ms. Godwin and Mr. Komula and 18 months in the case of Mr. Hennig following their respective termination of employment, except where such termination is by the Company without "cause."

     The employment agreement with Mr. Hennig was entered in connection with the acquisition of Heartland (of which Mr. Hennig was the founder and president) and afforded Mr. Hennig the right to purchase 53,525 shares of Common Stock at a per share price of $4.65 (the "Hennig Stock'). The Hennig Stock is nontransferable and is subject to the Company's right to repurchase such shares at the price paid by Mr. Hennig for the Hennig Stock until such time as such shares become vested, with vesting occurring 50% on the first anniversary of Mr. Hennig's employment by the Company, 30% on the second anniversary and 20% on the third anniversary. Pursuant to the employment agreement with Mr. Hennig, Mr. Hennig also had the right to purchase an additional 41,580 shares of Common Stock at a per share price of $7.22 at any time during the 30 day period commencing December 1, 1996, which he exercised in full on December 30, 1996.

     In addition, pursuant to his employment agreement, Mr. Hennig was entitled to borrow up to $100,000 from the Company during the initial annual term of the agreement, which loan shall bear interest at the rate of 6% per annum and shall be repayable on the third anniversary of the date of the loan. In addition, if the employment agreement with Mr. Hennig is renewed for a second annual term, Mr. Hennig was entitled to borrow an additional $100,000 from the Company on similar terms. Pursuant to these provisions, Mr. Hennig borrowed $200,000 from the Company in December 1996. This loan is secured by Mr. Hennig's pledge of certain shares of Common Stock owned by Mr. Hennig.

     Employment Agreements with D. Lee Field and David M. Boitano. As a condition of and effective upon the Crossings Merger, the Company entered into employment agreements with each of Messrs. Field and Boitano. These agreements provide for a one year term, and are automatically renewed for an additional one year term unless timely notice of nonrenewal is given by the Company or the applicable officer. The employment agreements provide that Messrs. Field and Boitano shall receive a base salary in an amount (not less than $140,000) determined by the Company's Board of Directors or President. Pursuant to these employment agreements, Messrs. Field and Boitano (are entitled to receive incentive bonuses of up to 25% and 20% of their base salary, respectively, payable at the discretion of the Board of Directors if certain targeted earnings are achieved. The employment agreements also provide for the granting of certain stock options and certain other benefits typical in employment agreements with senior executive officers. Finally, pursuant to these employment agreements, each of Messrs Field and Boitano have agreed not to disclose certain proprietary information belonging to the Company or otherwise to compete with the Company for a period of twelve months following their respective termination of employment, except where such termination is by the Company without "cause."

1995 INCENTIVE COMPENSATION PLAN

     The 1995 Plan provides key employees (who may also be directors) of the Company and its subsidiaries performance incentives and also provides a means of encouraging stock ownership in the Company by such persons. Under the 1995 Plan, key employees of the Company or its affiliates are eligible to receive stock options to purchase shares of the Company's Common Stock. The 1995 Plan allows a maximum number of shares to be subject to options of 1,425,000. Options are granted under the 1995 Plan on the basis of the optionee's contribution to the Company, and no option may exceed a term of ten years. Options granted under the 1995 Plan may be either incentive stock options or options that do not qualify as incentive stock options. The Company's Compensation Committee is authorized to designate the recipients of options, the dates of grants, the number of shares subject to options, the option price, the terms of payment on exercise of the options, and the time during which the options may be exercised. The price of incentive stock options granted under the 1995 Plan cannot be less than the fair market value of the shares at the time the options are granted.

     At December 31, 1996, options to purchase an aggregate of 708,507 shares of Common Stock were granted and outstanding at a weighted average exercise price of $6.31 per share, of which options to purchase 145,922 shares were exercisable at such date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company has appointed Messrs. Boehlke, Kenny, Petty and Tubergen as members of the Compensation Committee. The Company has no compensation committee interlocks.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 24, 1997 by: (i) each person or entity known to the Company to own more than 5% of the outstanding shares of the Common Stock; (ii) each of the Company's directors;
(iii) each of the Named Executive Officers; and (iv) all of the Company's directors and executive officers as a group. Except as otherwise noted, the person or entity named has sole voting and investment power over the shares indicated.


                                                             SHARES OF COMMON
                                                            STOCK BENEFICIALLY
                                                                  OWNED
 NAME AND ADDRESS OF BENEFICIAL OWNER                       NUMBER     PERCENT
 --------------------------------------------------------  ---------  ---------

 Richard W. Boehlke* ....................................    781,711       6.0%
 1201 Pacific Avenue, Suite 1800
 Tacoma, Washington  98335

 Peter H. Huizenga ......................................    737,818       5.7%
 2215 York Road, Suite 500
 Oakbrook, Illinois 60521

 Jerry L. Tubergen(1)* ..................................    666,586       5.1%

 Robert Haveman(2)* .....................................    556,539       4.3%

 William F. Lasky(3)* ...................................    468,919       3.6%

 William G. Petty, Jr.(4)* ..............................    130,232       1.0%

 Douglas A. Hennig(5)* ..................................    112,664         **

 Ronald G. Kenny(6)* ....................................     32,703         **

 Gene E. Burleson(6)* ...................................     11,880         **

 G. Faye Godwin(7)* .....................................     11,560         **

 Thomas E. Komula* ...................................         4,000         **

 All Officers and Directors as a Group (18 Persons)(8) ..  3,107,364      23.6%


*    See "Management" for position with the Company.
**   Less than 1%

(1) Includes (i) 415,532 shares held by trusts for which he serves as trustee (the "Trusts") and (ii) options to acquire 11,880 shares exercisable within the next 60 days. The co-trustees of the Trust also serve as trustee of a trust holding 59,361 shares.
(2) Includes (i) 437,082 shares held by two non-profit corporations (the "Non-profit Corporation") of which Mr. Haveman serves as an officer and
     (ii) options to acquire 11,830 shares exercisable within the next 60 days. Mr. Haveman disclaims beneficial ownership of the shares held by the Non-profit Corporation.
(3) Mr. Lasky's beneficial ownership includes shares held by CLC by virtue of his position as an officer and majority shareholder of CLC and options to acquire 59,362 shares within the next 60 days. CLC is a Wisconsin corporation owned by Mr. Lasky and David Burr.
(4) Represents 107,575 shares held by PK&Co., a company owned and controlled by Mr. Petty and John W. Kneen, and options to acquire 22,657 shares exercisable within the next 60 days.

(5) Includes options to acquire 8,206 shares exercisable within the next 60 days.
(6) Represents options to acquire 11,880 shares exercisable within the next 60 days.
(7) Represents options to acquire 11,560 shares exercisable within the next 60 days.
(8) Includes options to acquire 190,401 shares exercisable within the next 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company manages six dementia care residences in Wisconsin for the ALS Partnership, which is 50% owned and controlled by Mr. Lasky, the Company's President and Chief Executive Officer, pursuant to management agreements providing for a management fee equal to 11% of gross operating revenues. The management agreements expire in December 1998, but may be terminated by the Company upon 90 days notice to the ALS Partnership. The ALS Partnership was charged by the Company management fees of $194,000 in 1996. The Company also manages a WovenHearts residence in Lodi, Wisconsin owned by a partnership of which Douglas A. Hennig, the Company's Senior Vice President, is a 25% general partner. The Company received management fees of $14,000 from this agreement in 1996. The Company leases a Crossings residence (in Tacoma, Washington) from the 2010 Union L.P., of which Richard W. Boehlke, the Vice Chairman of the Board of the Company, is the 99% general partner. Lease payments by the Company to this partnership following the May 1996 merger with Crossings were $392,659

     In connection with the Heartland acquisition, the Company borrowed an aggregate of $8.7 million from RDV Capital Management L.P., a Delaware limited partnership, the general partner of which is RDV Corporation. Jerry L. Tubergen, a director of the Company, is the President and Chief Executive Officer of RDV Corporation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 4 to the Consolidated Financial Statements.

     The Company conducted site evaluations and market feasibility studies for GranCare in 1996. The Company billed GranCare approximately $63,000 for fees relating to these services in 1996.

     For certain additional background information regarding transactions involving the Company and its respective officers, directors and stockholders, see "Employment and Services Agreements."

     The Company believes that each of the foregoing transactions was on terms substantially similar to those that it could have obtained from unaffiliated third parties. In the case of related party transactions, it is the Company's policy to enter into such agreements on terms, which in the opinion of the Company, are substantially similar to those that could otherwise be obtained from unrelated third parties, and that all such transactions be approved by a majority of the disinterested members of the Company's Board of Directors.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1) The following documents are filed as part of the report:

    (a) FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:


                                                                Page
                                                                ----
            Independent Auditor's Report .....................   18
            Consolidated Balance Sheets ......................   19
            Consolidated Statements of Operations ............   20
            Consolidated Statements of Shareholders' Equity ..   21
            Consolidated Statements of Cash Flows ............   22
            Notes to Consolidated Financial Statements .......   23


    (b) SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES. Valuation and Qualifying Accounts on Schedule II. See Exhibit 11.1 of the Report.

(c) REPORTS ON FORM 8-K. The Registrant filed the following reports with the Securities and Exchange Commission on Form 8-K during the quarter ended December 31, 1996:

    The Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 1997 reported under Item 2, concerning the sale/leaseback financing with a subsidiary of Meditrust, a health care real estate investment trust (REIT), as amended on March 17, 1997.

(d) EXHIBITS. The following exhibits are filed as part of, or incorporated by reference into this report on Form 10-K:


  EXHIBIT
    NO.                             DESCRIPTION
    ---                             -----------

    3.1 Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

    3.2  Restated Bylaws of Registrant.  (Incorporated by reference to Exhibit
         3.2 of the Company's Registration Statement on Form S-1
         (No. 333-04595) filed on July 29, 1996).

    4.1 See Articles Four, Six, Seven, Eight, Nine, Ten and Eleven of the Company's Restated Certificate of Incorporation filed as Exhibit 3.1 to this Report and Articles 2, 3, 5, 7 and 8 of the Company's Restated Bylaws filed as Exhibit 3.2 to this Report. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

    4.2 Form of Common Stock certificate. (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

    10.1 Stock Purchase Agreement dated as of May 22, 1996 by and between Assisted Living Equity Investors and the Company. (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

    10.2 Services Agreement effective as of January 1, 1996 by and between Petty, Kneen & Company, L.L.C. and the Company. (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996). Represents an executive compensation plan or arrangement.

    10.3 Purchase Agreement dated as of May 22, 1996 by and between Petty, Kneen & Company, L.L.C. and the Company. (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

    10.4 Agreement and Plan of Merger among the Company, ALS Acquisition Corp., Alternative Living Services-Midwest Inc. and the shareholders of Alternative Living Services-Midwest Inc. dated as of May 20, 1996. (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29,
         1996).

    10.5 Limited Partner Interest Purchase Agreement by and among the Company, Alternative Living Services-Midwest Inc., Lionel S. Margolick and the Limited Partners referenced herein dated as of May 20, 1996. (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29,
         1996).

   EXHIBIT
     NO.                               DESCRIPTION
   -------                             -----------

    10.6 Agreement and Plan of Merger dated as of May 22, 1996 between the Company, New Crossings International Corporation and Capital Consultants, Inc. (Incorporated by reference to Exhibit 10.61 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

    10.7 Services Agreement by and between Richard W. Boehlke and the Company dated as of May 23, 1996. (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996). Represents an executive compensation plan or arrangement.

    10.8 Employment Agreement by and between D. Lee Field and the Company dated as of May 23, 1996. (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996). Represents an executive compensation plan or arrangement.

    10.9 Employment Agreement by and between David M. Boitano and the Company dated as of May 23, 1996. (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996). Represents an executive compensation plan or arrangement.

    10.10 Amended and Restated Alternative Living Services, Inc. 1995 Incentive Compensation Plan. (Incorporated by reference to Exhibit
          10.10 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996). Represents an executive compensation plan or arrangement.

    10.11 Employment Agreement by and between G. Faye Godwin and the Company dated as of May 23, 1996. (Incorporated by reference to Exhibit
          10.11 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996). Represents an executive compensation plan or arrangement.

    10.12 Employment Agreement by and between Douglas A. Hennig and the Company dated as of January 25, 1996, as amended. (Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996). Represents an executive compensation plan or arrangement.

    10.13 Employment Agreement by and between William F. Lasky and the Company dated as of December 14, 1993, as amended. (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996). Represents an executive compensation plan or arrangement.

    10.14 Employment Agreement dated as of December 30, 1996 by and between William F. Lasky and the Company, as amended. Represents an executive compensation plan or arrangement.

    10.15 Recapitalization Agreement dated as of May 23, 1995 by and among the Company, Evergreen Healthcare, Inc., Care Living Centers, Inc.,
          William F. Lasky, David Burr, Kraig   E. Lorenzen and Alternative
          Living Investors, L.L.C. (Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

    EXHIBIT
      NO.                              DESCRIPTION
    -------                            -----------

    10.16 Stock Purchase Agreement among Heartland Retirement Services, Inc., the shareholders of Heartland Retirement Services, Inc. and the Company dated as of January 25, 1996. (Incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

    10.17 Lease Agreement between Healthcare REIT, Inc. and the Company dated as of January 22, 1996 (Clare Bridge of Bradenton). (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

    10.18 Lease Agreement between Healthcare REIT, Inc. and the Company dated as of January 22, 1996 (Clare Bridge of Sarasota). (Incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

    10.19 Loan Agreement dated as of January 25, 1996 by and among RDV Capital Management L.P. and the Company. (Incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

    10.20 Loan Agreement by and between ALS-Stonefield, Inc. and Healthcare Capital Finance, Inc. dated as of August 10, 1995. (Incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

    10.21 Loan Agreement by and between SouthTrust Bank of Alabama, National Association and the Company dated as of June 19, 1995. (Incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

    10.22 Reimbursement Agreement dated as of March 29, 1995 by and between Evergreen Healthcare, Inc. and the Company. (Incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

    10.23 Joint Venture Agreement dated as of November 15, 1995 by and between Days Development Company, LLC and the Company. (Incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

    10.24 Acquisition Agreement dated as of September 20, 1994 by and between CCCI /Northampton Limited Partnership, Continuing Care Concepts, Inc. and the Company, as amended. (Incorporated by reference to Exhibit
          10.23 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

    10.25 Construction Loan and Security Agreement between Clare Bridge of Montgomery and Main Line Federal Savings Bank dated as of March 8, 1996. (Incorporated by reference to Exhibit 10.24 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29,
          1996).

    10.26 Loan Agreement dated as of April 30, 1996 by and between North Pointe-Utica Limited Partnership and GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------


10.27 Loan Agreement dated as of April 30, 1996 by and between Six Mile/Abby Limited Partnership and GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.28 Lease Agreement by and between Badger II Limited Partnership and the Company dated as of December 19, 1994, as amended. (Incorporated by reference to Exhibit 10.28 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29,1996).

10.29    Mortgage and Security Agreement between
         CCCI/Northampton Limited Partnership and Main Line Federal Savings Bank dated as of June 30, 1995. (Incorporated by reference to Exhibit
         10.29 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.30    Construction Loan and Security Agreement between Clare
         Bridge of Lower Makefield and Main Line Federal Savings Bank dated as of November 20, 1995. (Incorporated by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.31    Building Loan Agreement by and between Wynwood of
         Chapel Hill, LLC and Wachovia Bank of North Carolina, N.A. dated as of February 29, 1996. (Incorporated by reference to Exhibit 10.30 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.32    Lease dated as of February 27, 1996 by and between George
         Gialamas and the Company. (Incorporated by reference to Exhibit 10.31 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.33    Assisted Living Consultant and Management Services
         Agreement by and between Alternative Living Services and the Company dated as of December 14, 1993. (Incorporated by reference to Exhibit
         10.32 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.34    Purchase and Sale Agreement dated as of December 15,
         1995 by and between Nationwide Health Properties, Inc. and New Crossings International Corporation. (Incorporated by reference to
         Exhibit 10.33 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.35 Schedule of Purchase and Sale Agreements substantially similar to Exhibit 10.34. (Incorporated by reference to Exhibit 10.34 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.36    Lease and Security Agreement by and between Nationwide
         Health Properties, Inc. and New Crossings International Corporation dated as of December 15, 1995 (the Atrium). (Incorporated by reference to Exhibit 10.35 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.37 Schedule of Lease and Security Agreements by and between Nationwide Health Properties, Inc. and New Crossings International Corporation substantially similar to exhibit 10.36. (Incorporated by reference to Exhibit 10.36 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

10.38 Loan Agreement dated as of October 31, 1988 by and between Forest Grove Residential Center Limited Partnership and Oregon Housing Agency, State of Oregon, together with Amendment to Loan Agreement for Forest Grove Residential Center dated as of August 20, 1995 by and between Oregon Housing Agency, State of Oregon and New Crossings International Corporation. (Incorporated by reference to
         Exhibit 10.37 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.39    Purchase and Sale Agreement dated as of December 15,
         1995 by and among Crossing International Corporation, New Crossings International Corporation, 2010 Union Limited Partnership and Nationwide Health Properties, Inc. (Incorporated by reference to
         Exhibit 10.38 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.40    Assumption Agreement dated as of July 23, 1990 between
         Albany Residential Center, Beaulieu-Draper Limited, the Oregon Housing Agency, State of Oregon and Crossings International Corporation. (Incorporated by reference to Exhibit 10.39 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29,
         1996).

10.41 Oregon Housing Agency, State of Oregon, Loan Agreement dated as of October 31, 1988, between Forest Grove Residential Center Limited Partnership and the State of Oregon. (Incorporated by reference to Exhibit 10.40 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.42    Oregon Housing Agency, State of Oregon, Loan Agreement dated
         March 22, 1991, between McMinnville Residential Estates Limited Partnership and the State of Oregon, Oregon Housing Authority. (Incorporated by reference to Exhibit 10.41 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29,
         1996).

10.43    Loan Agreement by and between Nationwide Health
         Properties, Inc. and 2010 Union Limited Partnership dated as of December 15, 1995, as amended. (Incorporated by reference to Exhibit
         10.42 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.44    Sublease and Security Agreement by and between 2010
         Union Limited Partnership and New Crossings International Corporation dated as of December 15, 1995. (Incorporated by reference to Exhibit
         10.43 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.45 Operating Lease dated as of January 1, 1991 by and between Capital Consultants, Inc. and Crossings International Corporation as amended. (Incorporated by reference to Exhibit 10.44 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.46    Lease dated as of January 10, 1996 between Capital
         Consultants, Inc. and Crossing International Corporation. (Incorporated by reference to Exhibit 10.45 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29,
         1996).

10.47 Loan Agreement dated as of June 13, 1991 as amended by and between Capital Consultants, Inc. and Crossings International Corporation. (Incorporated by reference to Exhibit 10.46 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------


10.48    Real Estate Purchase and Sale Agreement by and between
         C.J. Case and R.W. Case, II and New Crossings International Corporation dated April 2, 1996. (Incorporated by reference to
         Exhibit 10.47 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.49 Lease and Security Agreement by and between National Health Properties, Inc. and New Crossings International Corporation dated March 27, 1996. (Incorporated by reference to Exhibit 10.48 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.50 Lease Agreement by and between Wild West Post No. 91 Veterans of Foreign Wars and 2010 Union Limited Partnership dated December 2, 1985 and amended on April 15, 1993 and December 1995. (Incorporated by reference to Exhibit 10.49 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.51    Sublease Agreement between Franciscan Health Services
         Northwest and Crossings International Corporation dated October 1, 1994. (Incorporated by reference to Exhibit 10.50 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29,
         1996).

10.52    Assumption Agreement dated August 30, 1990 by  and between
         Forest Grove Residential Center Limited Partnership, Robert Cook and Larry Draper, the Oregon Housing Agency and Crossings International Corporation. (Incorporated by reference to Exhibit 10.51 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.53    Assumption Agreement dated July 29, 1991 by and between
         McMinnville Residential Estates Limited Partnership, the Oregon Housing Agency and McMinnville Residential Center Limited Partnership. (Incorporated by reference to Exhibit 10.52 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29,
         1996).

10.54 Assumption Agreement dated December 18, 1995 by and between Crossings International Corporation, New Crossings International Corporation, Oregon Housing Agency and National Health Properties, Inc. (Albany Residential). (Incorporated by reference to
         Exhibit 10.53 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.55 Schedule of Assumption Agreements substantially similar to exhibit 10.54. (Incorporated by reference to Exhibit 10.53 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.56 Lease Approval Agreement dated December 18, 1995 by and between National Health Properties, Inc., New Crossings International Corporation and Oregon Housing Agency (Albany Residential). (Incorporated by reference to Exhibit 10.55 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29,
         1996).

10.57 Schedule of Lease Approval Agreements substantially similar to exhibit 10.56. (Incorporated by reference to Exhibit 10.56 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------


10.58    Side Letter Agreement dated December 18, 1995 by Oregon
         Housing Agency accepted and agreed to by National Health Properties, Inc. and New Crossings International Corporation (Albany Residential). (Incorporated by reference to Exhibit 10.57 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29,
         1996).

10.59 Schedule of Side Letter Agreements substantially similar to exhibit 10.58. (Incorporated by reference to Exhibit 10.58 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.60    Management Agreement dated August 30, 1990 by and between
         Housing Division, State of Oregon and Crossings International Corporation (Albany Residential). (Incorporated by reference to
         Exhibit 10.59 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.61    Management Agreement dated July 29, 1991 by and between
         Housing Division, State of Oregon, McMinnville Limited Partnership and Crossings International Corporation (McMinnville). (Incorporated by reference to Exhibit 10.60 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.62    Consent Agreement dated December 1995 by and among Legacy
         Health Systems, Crossings International Corporation and National Health Properties, Inc. (Incorporated by reference to Exhibit 10.61 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.63 Sublease and Security Agreement by and between Nationwide Health Properties, Inc. and New Crossings International Corporation dated as of December 15, 1995. (Incorporated by reference to Exhibit 10.62 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996).

10.64    Employment Agreement by and between Thomas E. Komula and the
         Company dated as of July 3, 1996. (Incorporated by reference to Exhibit 10.63 of the Company's Registration Statement on Form S-1 (No. 333-04595) filed on July 29, 1996). Represents and executive compensation plan or arrangement.


10.65    Facility Lease dated as of December 30, 1996,  between
         Meditrust Acquisition Corporation III and ALS Leasing, Inc. ("Form of Facility Lease"). (Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated January 14, 1997).

10.66 Schedule of Additional Facility Leases which are substantially similar to the Form of Facility Lease attached as
         Exhibit 10.65. (Incorporated by reference to Exhibit 99.2 of the Company's Form 8-K dated January 14, 1997).

10.67    Guaranty by Alternative Living Services, Inc. to
         Meditrust Acquisition Corporation III.  (Incorporated by reference to
         Exhibit 99.3 of the Company's Form 8-K dated January 14, 1997).

10.68    Affiliated Party Subordination Agreement dated December 30,
         1996, by and among ALS Leasing, Inc., the Company, the parties listed on Schedule A thereto, all other Affiliates as defined therein and Meditrust Acquisition Corporation III. (Incorporated by reference to Exhibit 99.4 of the Company's Form 8-K dated January 14, 1997).

            EXHIBIT
              NO.                     DESCRIPTION
            -------                   -----------


            10.69 Agreement Regarding Related Lease Transactions dated December 30, 1996, by and among ALS Leasing, Inc., the Company and Meditrust Acquisition Corporation III. (Incorporated by reference to Exhibit 99.5 of the Company's Form 8-K dated January 14, 1997).


            11.1        Statement re: Computation of Per Share Earnings.

            21.1        Subsidiaries of the Registrant

            27.1        Financial Data Schedule (for SEC use only).

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brookfield, State of Wisconsin, on the 28th day of March, 1997.

                                            ALTERNATIVE LIVING SERVICES, INC.


                                           By:   /s/ THOMAS E. KOMULA
                                    -----------------------------------------
                                     Senior Vice President, Treasurer, Chief
                                    Financial Officer and Assistant Secretary
                                          (Principal Financial Officer)

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

    Signatures                     Title                        Date
    ----------                     -----                        ----

/s/ WILLIAM F. LASKY        President, Chief               March 28, 1997
-------------------------   Executive Officer and
William F. Lasky            Director (Principal
                            Executive Officer)


/s/ THOMAS E. KOMULA        Senior Vice President,         March 28, 1997
-------------------------   Treasurer, Chief
Thomas E. Komula            Financial Officer and
                            Assistant Secretary
                            (Principal Financial
                            Officer)


/s/ MARY LOU AUSTIN         Vice President and             March 28, 1997
-------------------------   Controller (Principal
Mary Lou Austin             Accounting Officer)



/s/ WILLIAM G. PETTY, JR.   Chairman of the Board          March 28, 1997
-------------------------   and Director
William G. Petty, Jr.


/s/ RICHARD W. BOEHLKE      Vice Chairman and              March 28, 1997
-------------------------   Director
Richard W. Boehlke




/s/ GENE S. BURLESON        Director                       March 28, 1997
-------------------------
Gene E. Burleson



/s/ ROBERT HAVEMAN          Director                       March 28, 1997
-------------------------
Robert Haveman



/s/ RONALD G. KENNY         Director                       March 28, 1997
-------------------------
Ronald G. Kenny



/s/ JERRY L. TUBERGEN       Director                       March 28, 1997
-------------------------
Jerry L. Tubergen

SCHEDULE II.             VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE THREE FISCAL YEARS ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)



                                       Charges
                             Balance   to Costs    Other                Balance
                            Beginning    and     Additions              End of
                            Of Period  Expenses     (a)     Deductions  Period
                            ---------  --------  ---------  ----------  -------

  FISCAL YEAR ENDED:
  December 31, 1996
    Allowance for
       doubtful accounts        $15       $35        $ 9          --      $59

  FISCAL YEAR ENDED:
  December 31, 1995
    Allowance for
       doubtful accounts         15        --         --          --       15

  FISCAL YEAR ENDED:
  December 31, 1994
    Allowance for
       doubtful accounts         --        15         --          --       15



(a)  Net additions as a result of acquisitions.