Form 10-K405/A
period 1996-12-31
ALTERNATIVE LIVING SERVICES INC
filed 1997-05-12
CIK 1013218

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A

                      ____________________________________

                               AMENDMENT NO. 1
                      ____________________________________

[MARK ONE]

[X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $156,741,747 as of March 24, 1997. The number of outstanding shares of the Registrant's Common Stock is 12,996,496 shares as of March 24, 1997.
                         _____________________________



-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                           EXPLANATORY NOTE

        This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of Alternative Living Services, Inc. (the "Company") for the fiscal year ended December 31, 1996 (the "1996 Form 10-K").

        Item 2 of the 1996 Form 10-K has been amended to correct the Date Opened information relating to several of the Company's residences, and Item 8 of the 1996 Form 10-K has been amended to correct the transposition of certain amounts between the 1995 and 1994 columns in the Company's Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.


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
Clare Bridge     Brookfield        Dementia Care   Leased             24     Nov-91
Clare Bridge     Middleton         Dementia Care   Owned              24     Mar-91
Wynwood          Madison           Frail Elderly   Leased             54     Feb-92
Wynwood          Brookfield        Frail Elderly   Leased             61     Mar-94
WovenHearts      Baraboo           Frail Elderly   Owned              20     Sep-96
WovenHearts      Brown Deer        Frail Elderly   Leased             15     Apr-95
WovenHearts(3)   Cambridge         Frail Elderly   Owned(50.0)        15     Jan-96
WovenHearts      Clintonville      Frail Elderly   Owned              18     Nov-94
WovenHearts      Edgerton          Frail Elderly   Owned              16     Aug-88
WovenHearts      Fond du Lac       Frail Elderly   Owned              19     Sep-96
WovenHearts      Janesville        Dementia Care   Owned              16     Mar-92
WovenHearts(3)   Janesville        Frail Elderly   Owned(50.0)        20     Nov-96
WovenHearts      Jefferson         Frail Elderly   Owned              16     Oct-95
WovenHearts      Jefferson         Dementia Care   Leased             16     May-91
WovenHearts      Kaukauna          Frail Elderly   Owned              16     Jul-95
WovenHearts      Manitowoc         Frail Elderly   Owned              20     Dec-95
WovenHearts      Medford           Frail Elderly   Owned              19     Jun-90
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
WovenHearts      New London        Frail Elderly   Owned              18     Jul-95
WovenHearts      New Richmond      Frail Elderly   Owned(19.0)        15     Mar-95
WovenHearts      Onalaska          Frail Elderly   Leased             19     Jun-95
WovenHearts      Oshkosh           Frail Elderly   Owned              20     Aug-96
WovenHearts      Platteville       Frail Elderly   Owned(72.7)        20     Nov-95
WovenHearts      Plover            Frail Elderly   Owned              37     Jun-92
WovenHearts      Plymouth          Frail Elderly   Owned(19.0)        15     Jun-94
WovenHearts      Rice Lake         Frail Elderly   Owned              19     Oct-95
WovenHearts      River Falls       Frail Elderly   Owned              20     Dec-96
WovenHearts      Shawano           Frail Elderly   Owned              15     Oct-93
WovenHearts      Sun Prairie       Frail Elderly   Owned              20     May-94
WovenHearts      Sussex            Frail Elderly   Leased             20     Aug-95
WovenHearts      Wausau            Frail Elderly   Owned              40     Jun-92
WovenHearts(3)   Whitewater        Frail Elderly   Owned(50.0)        20     Nov-96
WovenHearts      Wisconsin Rapids  Frail Elderly   Owned              20     Dec-95
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

NORTH CAROLINA
Wynwood              Chapel Hill           Frail Elderly           Owned(51%)        70          Dec-96
                                                                               --------

PENNSYLVANIA
Clare Bridge         Lower Makefield       Dementia Care           Leased            48          Feb-96
Clare Bridge         Montgomery            Dementia Care           Leased            48          Sep-96
Wynwood              Richboro              Frail Elderly/
                                           Dementia                Leased           113          Jun-90
                                                                               --------
                                                                                    209
                                                                               --------
CALIFORNIA
Crossings (4)        Loma Linda            Support Services/
                                           Frail Elderly           Leased           140          Jun-91
                                                                               --------
MANAGED
WISCONSIN
WovenHearts (5)      Lodi                  Frail Elderly          Managed            15              --
Elm Grove House      Elm Grove             Dementia Care          Managed             8              --
Finch House          Greendale             Dementia Cue           Managed             8              --
North Shore House    Fox Point             Dementia Cue           Managed             8              --
Oak Ridge House      Wauwatosa             Dementia Cue           Managed             8              --
Parkway House        Milwaukee             Dementia Cue           Managed             8              --
Ridgefield House     Madison               Dementia Cue           Managed             8              --
                                                                               --------
                                                                                     63
                                                                               --------
   Total                                                                          3,215
                                                                               ========

(1) Approximately 75% of the residences identified as being owned by the Company are subject to one or more mortgages or deeds of trust that typically mature within the next three to 20 years.

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

                                  Signature


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brookfield, State of Wisconsin, on the 12th day of May, 1997.

                                            ALTERNATIVE LIVING SERVICES, INC.


                                           By:   /s/ THOMAS E. KOMULA
                                    -----------------------------------------
                                     Senior Vice President, Treasurer, Chief
                                    Financial Officer and Assistant Secretary