Form 10-Q
period 1997-03-31
ALTERNATIVE LIVING SERVICES INC
filed 1997-05-12
CIK 1013218

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Yes [X] No

     AS OF MAY 7, 1997 THERE WERE 12,996,496 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01, OUTSTANDING.
     (Number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practical date.)

                       ALTERNATIVE LIVING SERVICES, INC.
                                     INDEX


                         Part I.  Financial Information


                                                                        Page No.
                                                                        -------
Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of
        March 31, 1997 and December 31, 1996 ............................ 1

        Condensed Consolidated Statements of Operations
        for the Three Months Ended March 31, 1997 and 1996 .............. 2

        Condensed Consolidated Statements of Cash Flows
        for the Three Months Ended March 31, 1997 and 1996 .............. 3

        Notes to Condensed Consolidated Financial Statements ............ 4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ............................. 5

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk ..................................................... 9

                          Part II.  Other Information

Item 5. Other Information ............................................... 9

Item 6. Exhibits and Reports on Form 8-K ............................... 10

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                    March 31,                    December 31,
                                                                      1997                           1996
                                                                 --------------                 --------------
                           ASSETS                                 (Unaudited)
Current assets:
     Cash and cash equivalents ...........................       $       7,726                  $      25,796
     Residence receivables, net ..........................               1,435                          1,614
     Other current assets ................................               4,521                          4,989
                                                                 --------------                 --------------
         Total current assets ............................              13,682                         32,399
                                                                 --------------                 --------------
Land .....................................................              15,576                         10,005
Buildings & improvements .................................              57,599                         54,343
Furniture, fixtures & equipment ..........................               8,337                          7,204
Construction in progress .................................              24,519                         12,744
                                                                 --------------                 --------------
         Total property, plant and equipment .............             106,031                         84,296
         Less: accumulated depreciation ..................              (5,022)                        (4,480)
                                                                 --------------                 --------------
         Property, plant & equipment, net ................             101,009                         79,816
                                                                 --------------                 --------------
Long-term investments ....................................               1,165                          1,171
Investments in and advances to unconsolidated affiliates .               1,482                          1,649
Other assets .............................................              11,127                         11,501
                                                                 --------------                 --------------
         Total assets ....................................       $     128,465                  $     126,536
                                                                 ==============                 ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt ..............       $         589                  $         769
     Short term notes payable ............................                  46                          8,335
     Accounts payable ....................................               2,529                          1,985
     Accrued expenses ....................................               7,742                          8,130
                                                                 --------------                 --------------
         Total current liabilities .......................              10,906                         19,219
                                                                 --------------                 --------------
Long-term debt, less current installments ................              39,458                         28,772
Deferred gain on sale ....................................               6,536                          6,763
Minority interest ........................................               6,250                          5,888
Stockholders' equity:
     Common stock and additional paid-in capital .........              76,108                         76,108
     Accumulated deficit .................................             (10,793)                       (10,214)
                                                                 --------------                 --------------
     Total stockholders' equity ..........................              65,315                         65,894
                                                                 --------------                 --------------
         Total liabilities and stockholders' equity ......       $     128,465                  $     126,536
                                                                 ==============                 ==============

    See accompanying notes to condensed consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   Three Months Ended March 31,
                                                                                -----------------------------------
                                                                                  1997                       1996
                                                                                --------                   --------
Revenue:
     Resident service fees ......................................               $15,878                    $ 4,033
     Other ......................................................                   130                        292
                                                                                --------                   --------
         Total operating revenue ................................                16,008                      4,325
                                                                                --------                   --------
Operating expenses:
     Residence operations .......................................                10,382                      3,241
     Lease expense ..............................................                 3,269                        488
     General and administrative .................................                 2,474                      1,583
     Depreciation and amortization ..............................                 1,049                        365
                                                                                --------                   --------
         Total operating expenses ...............................                17,174                      5,677
                                                                                --------                   --------
Operating loss ..................................................                (1,166)                    (1,352)
                                                                                --------                   --------
Other income (expense):
     Interest expense, net ......................................                  (225)                      (391)
     Loss on sale of land .......................................                    --                        (21)
     Equity in losses of unconsolidated affiliates ..............                   (88)                       (85)
     Other expense ..............................................                    (3)                        --
     Minority interest in losses of consolidated subsidiaries ...                   903                         45
                                                                                --------                   --------
         Total other income (expense) net .......................                   587                       (452)
                                                                                --------                   --------
Net loss ........................................................               $  (579)                   $(1,804)
                                                                                ========                   ========
Net loss per share ..............................................               $ (0.04)                   $ (0.22)
                                                                                ========                   ========
Weighted average shares outstanding .............................                12,996                      8,060
                                                                                ========                   ========


    See accompanying notes to condensed consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                            1997                         1996
                                                                         ----------                   ----------
Cash flows from operating activities:
   Net loss ............................................                 $    (579)                   $  (1,804)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization .....................                     1,049                          365
     Minority interest in losses of consolidated
      subsidiaries .....................................                      (903)                          --
     Equity in losses of unconsolidated affiliates .....                        88                           --
     Increase in net resident receivables ..............                       179                         (439)
     Decrease in other current assets ..................                       468                           86
     Decrease (increase) in accounts payable ...........                       544                         (516)
     (Decrease) increase in accrued expenses ...........                      (387)                          56
     Changes in other assets and liabilities ...........                       (69)                       1,048
                                                                         ----------                   ----------
Net cash provided by (used in) operating activities ....                       390                       (1,204)
                                                                         ----------                   ----------

Cash flows from investing activities:
   Payments for property, plant and equipment and
    project development costs ..........................                   (21,616)                      (2,407)
   Changes in investments in and advances to
    unconsolidated affiliates ..........................                       167                       (1,684)
   Changes in long-term assets and liabilities .........                         6                           15
   Cash from acquisition ...............................                        --                        1,100
                                                                         ----------                   ----------
Net cash used in investing activities ..................                   (21,443)                      (2,976)
                                                                         ----------                   ----------
Cash flows from financing activities:
   Repayment of short-term note payable ................                    (8,289)                          --
   Repayments of long-term debt ........................                        --                       (8,203)
   Proceeds from issuance of long-term debt ............                    10,506                       10,027
   Contributions by minority partners ..................                       766                           --
   Issuance of common stock and other capital
    contribution .......................................                        --                          249
   Sale of property under lease ........................                        --                        5,975
                                                                         ----------                   ----------
Net cash provided by financing activities ..............                     2,983                        8,048
                                                                         ----------                   ----------

Net (decrease) increase in cash and cash equivalents ...                   (18,070)                       3,868
Cash and cash equivalents:
   Beginning of period .................................                    25,796                        2,948
                                                                         ----------                   ----------
   End of period .......................................                 $   7,726                    $   6,816
                                                                         ==========                   ==========

Supplemental disclosure of cash flow information:
   Cash paid for interest, including amounts
    capitalized ........................................                 $     872                    $     426
                                                                         ==========                   ==========

    See accompanying notes to condensed consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The condensed consolidated balance sheets as of March 31, 1997 and December 31, 1996, the condensed consolidated statements of operations for the three months ended March 31, 1997 and 1996 and the condensed consolidated statements of cash flows for the three months ended March 31, 1997 and 1996 contained herein include the accounts of Alternative Living Services, Inc. (the "Company") and its affiliates which are under the common financial control of the Company. All significant intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full fiscal year.

     The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996.

(2)  SUBSEQUENT EVENTS

     On April 28, 1997, to partially fund its acquisition activity, the Company obtained a $15 million bridge loan from RDV Capital Management L.P., a limited partnership affiliated with Jerry L. Tubergen, one of the Company's directors. This loan is unsecured, bears interest at prime plus one percent and is repayable in April 1998.

     On May 1, 1997, the Company acquired an assisted living residence under construction in Mesa, Arizona which is expected to have an aggregate capacity of 61 residents. The acquisition represents an investment by the Company of approximately $3.0 million in cash. This acquisition will be accounted for as a purchase.

     In May 1997, the Company completed a series of related transactions resulting in the Company acquiring the operations of three recently constructed, Wynwood-type assisted living residences located in upstate New York with an aggregate capacity of 313 residents (the "New York Transaction"). The Company assumed operations of these residences effective as of March 31, 1997. The Company is leasing one of these residences pursuant to an operating lease and acquired a 51% majority interest in the two other residences for an investment by the Company of $12.3 million, of which $3 million was paid in cash, $867,000 was paid in the form of an 11% promissory note payable over a two year term and the remainder was debt assumed. As a result of this transaction, the Company's consolidated long-term debt increased by $17.1 million. The acquisition of the majority interest in these two residences will be accounted for as a purchase.

     The following unaudited pro forma condensed financial information reflects the consolidated balance sheet as if the New York Transaction had been consummated as of March 31, 1997. The unaudited pro forma condensed combined financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the related notes.

           UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       March 31,     March 31,
                                                         1997          1997
                                                      ----------    ----------
                     ASSETS                                         Pro Forma
Current assets ....................................   $   13,682    $   10,356
Property, plant and equipment, net ................      101,009       125,506
Other assets ......................................       13,774        13,774
                                                      ----------    ----------
     Total assets .................................   $  128,465    $  149,636
                                                      ==========    ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities ...............................   $   10,906    $   11,181
Long-term obligations, less current installments ..       39,458        56,602
Deferred gain on sale .............................        6,536         6,536
Minority interest and other liabilities ...........        6,250        10,002
Stockholders' equity ..............................       65,315        65,315
                                                      ----------    ----------
     Total liabilities and stockholders' equity ...   $  128,465    $  149,636
                                                      ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     As of May 1, 1997 the Company operated 88 assisted living residences with an aggregate capacity of 3,763 residents. Of these total residences, the Company owns 39, leases 35, holds interest in seven and manages an additional seven on behalf of third parties. In addition, the Company is currently constructing or developing 84 residences, 40 to 50 of which are expected to open during 1997.

     The Company's rapid growth since 1993 has had a significant impact on the Company's results of operations and accounts for most of the changes in results between the first three months of 1997 and 1996. As of March 31, 1997 and 1996, the Company operated 83 and 42 residences with aggregate capacity of 3,622 and 1,070 residents, respectively. Since, its organization in December 1993, the Company has achieved significant growth in operating revenue resulting from its aggressive development program and several strategic acquisitions, but to date has not realized operating income or net income. For the three months ended March 31, 1997, the Company generated operating revenue of $16 million and incurred an operating loss of $1.2 million and a net loss of $579,000. For the three months ended March 31, 1996, the Company generated operating revenue of $4.3 million and incurred an operating loss of $1.4 million and a net loss of $1.8 million.

     The Company intends to continue to pursue its growth strategy by developing and constructing additional assisted living residences and, as appropriate opportunities arise, acquiring assisted living operations. Newly opened assisted living residences typically operate at a loss during the first six to 12 months of operation, primarily due to the incurrence of certain fixed and variable expenses in advance of the achievement of targeted rent and service fees from the lease-up of such residences (referred to as lease-up expenses). In addition, the development and construction of residences involve the commitment of substantial capital over a typical six to twelve month construction period, the consequence of which may be an adverse impact on the Company's liquidity. In the case of acquired residences, residence turnover and increased marketing, expenditures which may be required to reposition such residences, together with the possible disruption of operations resulting from required renovations, may adversely impact the financial performance of such residences for a period of time after acquisition. As a result, the Company anticipates that it will continue to incur additional operating and net losses for at least a portion of 1997 as the operating expenses associated with developing, renovating and operating residences and supporting the corporate infrastructure necessary to manage the Company's growth strategy will be only partially offset by operating profits generated by stabilized residences.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

     Operating Revenue. Operating revenues for the three months ended March 31, 1997 were $16.0 million representing an increase of $11.7 million, or 270%, from the $4.3 million for the comparable 1996 period. Substantially all of this increase resulted from the acquisition of New Crossings International Corporation ("Crossings") residences in May 1996 and new construction. The Company operated 83 and 42 residences at the end of the three month periods ended March 31, 1997 and 1996, respectively.

     Residence Operations. Residence operating expenses for the three months ended March 31, 1997 increased to $10.4 million from $3.2 million in the three month period ended March 31, 1996 due to the increased number of residences operated during the 1997 period. As a percentage of total operating revenue, residence operating expenses decreased to 65% for the three months ended March 31, 1997 from 75% for the comparable period in 1996.

     Lease Expense. Lease expense for the three months ended March 31, 1997 was $3.3 million, compared to $488,000 in the comparable period in 1996. Such increase was primarily attributable to the acquisition of Crossings residences in May 1996, 13 of which residences are financed by sale/leaseback arrangements, and the sale/leaseback of twelve residences completed at December 31, 1996.

     General and Administrative Expense. General and administrative expenses for the three months ended March 31, 1997 were $2.5 million compared to $1.6 million for the comparable 1996 period representing a decline as a percentage of operating revenue from 37% in 1996 to 15% in 1997. The increase in expenses was primarily attributable to salaries, related payroll taxes and employee benefits relating to additional corporate personnel retained to support the Company's actual and anticipated growth. The Company expects that its general and administrative expenses will continue to decrease as a percentage of operating revenue as the Company grows and achieves certain economies of scale.

     Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 1997 was $1.0 million, representing an increase of $684,000, or 187%, from $365,000 for the comparable period in 1996. This increase resulted primarily from new residences that opened during 1996, offset by the decrease in depreciation associated with the December 31, 1996 sale/leaseback of twelve residences.

     Interest Expense, Net. Interest expense, net, for the three months ended March 31, 1997 was $225,000 representing a decrease of $166,000, or 43%, from $391,000 for the comparable period in 1996. Interest expense decreased as the result of twelve residences financed under sale/leaseback arrangements as of December 31, 1996 and capitalized interest on construction projects.

     Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the three months ended March 31, 1997 was $903,000, representing an increase of $858,000 from $45,000 for the comparable period in 1996. The increase was primarily attributable to the increase in the number of residences in lease-up that are owned by the Company with joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1997 and 1996 cash flow from operations was $390,000 and $(1.2) million, respectively.

     During the three months ended March 31, 1997, the Company obtained approximately $4.9 million of construction financing, $6.0 million of mortgage financing, and repaid approximately $8.3 million of short-term notes payable. The mortgage financing bears interest at 10.1% and is payable by December 31, 1997. In conjunction with the development of its residences, the Company used approximately $22 million during such period. As a result, during this period, the Company decreased its cash position by approximately $18 million from December 31, 1996. At March 31, 1997, the Company had working capital of approximately $2.8 million, compared to working capital of $3.2 million at March 31, 1996.

     Subsequent to March 31, 1997 the Company obtained bridge financing of $15 million to fund the New York Transaction and the purchase of a residence under construction in Arizona as more fully described in Note 2 to the Condensed Consolidated Financial Statements.

     To achieve its growth objectives, the Company will need to obtain sufficient financing to fund its development, construction and acquisition activities. The Company has plans to develop approximately $150 million of residences in both 1997 and 1998. Historically, the Company has financed its development program and acquisitions through a combination of various forms of real estate financing (mortgage and sale/leaseback financing), capital contributions from joint venture partners and the sale of Common Stock. The Company has executed non-binding letters of intent with a health care REIT for financing commitments aggregating approximately $250 million, $60 million of which was utilized by the Company through May 9, 1997. The Company believes that this financing, together with traditional mortgage financing that the Company expects to be available and its existing joint venture development partnerships currently in place, will be sufficient to fund its growth strategy
for the next 18 months.   The Company will from time to time seek additional
funding through public or private financing, including equity or debt financing. In addition, the Company will require sufficient financing resources to meet its operating and working capital needs. There can be no assurance that any newly constructed residences will achieve a stabilized occupancy rate and attain a resident mix that meet the Company's expectations or generate sufficient positive cash flow to cover operating and financing costs associated with such residences. There can be no assurance that the Company will be successful in securing additional financing or that adequate funding will be available and, if available, will be on terms that are acceptable to the Company. A lack of funds may require the Company to delay or eliminate all or some of its development projects and acquisition plans. In addition, the Company may require additional financing to enable it to acquire additional residences, to respond to changing economic conditions, to expand the Company's development program or to account for changes in assumptions related to its development program.

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

FORWARD-LOOKING STATEMENTS

     Any statements contained in this Form 10-Q which are not historical facts are forward-looking statements that involve risks and uncertainties. The Company cautions the reader that forward-looking statements, such as the future impact of the Company's growth on profitability and liquidity and capital resources may differ materially as a result of risks facing the Company. These risks include, but are not limited to, the history of, and anticipated operating losses, ability to continue growth, ability to manage rapid expansion, development and construction risks, risks associated with acquisitions, possible need for additional financing, risk of rising interest rates and substantial debt and operating lease payment obligations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

UPSTATE NEW YORK ACQUISITION

     In May 1997, the Company completed a series of transactions resulting in the Company acquiring the operations of three recently constructed, Wynwood-type assisted living residences located in upstate New York with an aggregate capacity of 313 residents. The Company assumed operations of these facilities effective as of March 31, 1997. The Company is leasing Liberty Commons, a residence located in Manlius, New York, which has achieved stabilized occupancy, for a term of 13 years with an option to extend the lease for three additional periods of five years each. The Company has a market option to purchase the Liberty residence at the end of the lease term.

     The Company also acquired a 51% majority interest, with purchase options for the remaining minority interest in The Commons at Kenmore and The Commons at Niskayuna residences located in Kenmore and Niskayuna, New York, respectively, each currently in the lease-up phase. The Company acquired the majority interests in each of the Kenmore and Niskayuna residences in consideration of an aggregate investment of $12.3 million, of which $3 million was paid in cash, $867,000 is payable in the form of an 11% promissory note payable over a two year term and the remainder was debt assumed. The minority interest in the Kenmore and Niskayuna residences is held by affiliates of Pioneer Development Company ("Pioneer"), the Company's joint venture partner in the states of New York, Massachusetts, Connecticut and Rhode Island. Any losses from the operation of the Kenmore and Niskayuna residences will be disproportionately allocated to the holder of the minority interest to the extent of its capital account. The Company has an option to acquire the minority interest in each of these residences, and the holder of such minority interest has the right to require the Company to purchase its interest in these residences, subject to certain conditions, at a purchase price based upon the appraised fair market value of such residences.

AMENDMENT TO JOINT VENTURE WITH PIONEER

     In connection with its acquisition of the Liberty, Kenmore and Niskayuna residences, the Company amended its existing joint venture relationship with Pioneer, a Syracuse, New York-based commercial real estate development and construction company, to develop, own and operate assisted living residences in targeted market areas throughout New York, Massachusetts, Connecticut and Rhode Island (the "ALS-Northeast Territory"). The amended joint venture arrangement between ALS and Pioneer contemplates the joint development of residences in the ALS-Northeast Territory through September 2001. Pioneer will provide development and construction management services to the joint venture and ALS will manage residences developed pursuant to the joint venture. During the development term, ALS has agreed to develop residences in the ALS-Northeast Territory on an exclusive basis with Pioneer, and Pioneer will have the right to provide either 49% or 20% of the equity required for future residences developed by ALS in such territory. Any losses from the operation of residences jointly owned by ALS and Pioneer will be disproportionately allocated to Pioneer to the extent of its capital account. With respect to each jointly developed residence, upon the first to occur of (i) such residence achieving 75% occupancy or (ii) the second anniversary of the opening of such residence, Pioneer shall have the right to require ALS to purchase Pioneer's interest in the residence (put option) and the Company shall have an option to acquire (call option) Pioneer's interest in such residence. The purchase price payable upon exercise of the put and call options is based upon Pioneer's share of the appraised fair market value of the residence at the time the option is exercised.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:
         10.1 Bridge Loan Agreement dated April 28, 1997, between Alternative Living Services, Inc. And RDV Capital Management L.P.

         10.2 Promissory Note dated April 28, 1997, between Alternative Living Services, Inc. And RDV Capital Management L.P.

         11.1 Statement regarding Computation of Per Share Earnings

         27.1 Financial Data Schedule

     (b) Reports on Form 8-K:   The Registrant filed the following
         reports with the Securities and Exchange Commission on Form 8-K during the quarter ended March 31, 1997:

         The Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 1997 reported, under Item 2, a sale/leaseback financing transaction consummated on December 31, 1996 with a subsidiary of Meditrust, a health care real estate investment trust (REIT), which Current Report was amended on March 17, 1997 to include certain pro forma information pursuant to Item 7 of Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALTERNATIVE LIVING SERVICES, INC.




Date: May 12, 1997                      /s/   Thomas E. Komula
                                        ----------------------
                                        Thomas E. Komula
                                        Chief Financial Officer
                                        (Principal Financial Officer)