Form 10-Q
period 1997-06-30
ALTERNATIVE LIVING SERVICES INC
filed 1997-08-13
CIK 1013218

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997


                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 1-11999

                      ALTERNATIVE LIVING SERVICES, INC.

  DELAWARE                                                        39-1771281
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

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

Yes [X] No    [ ]

        AS OF AUGUST 11, 1997 THERE WERE 13,001,546 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01, OUTSTANDING.

(Number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practical date.)

                       ALTERNATIVE LIVING SERVICES, INC.
                                     INDEX


                         Part I.  Financial Information


                                                                     PAGE NO.
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of  June 30,
         1997 and December 31, 1996................................     1

         Condensed Consolidated Statements of Operations for the
         Three and Six months ended June 30, 1997 and 1996.........     2

         Condensed Consolidated Statements of Cash Flows for the
         Six months ended June 30, 1997 and 1996...................     3

         Notes to Condensed Consolidated Financial Statements......     4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................     5

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk...............................................     9

                        Part II.  Other Information

Item 4.  Submissions of Matters to a Vote of Security Holders......     9

Item 6.  Exhibits and Reports on Form 8-K..........................     9

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                              June 30,         December 31,
                                                               1997               1996
                                                           -------------     --------------
                                                            (Unaudited)
                         ASSETS
Current Assets:
  Cash and cash equivalents..............................   $   15,440          $  25,796
  Residence receivables, net.............................        1,365              1,614
  Other current assets...................................        7,225              4,989
                                                            ----------          ---------
     Total current assets................................       24,030             32,399
                                                            ----------          ---------
Land.....................................................       26,556             10,005
Buildings & improvements.................................      121,333             54,343
Furniture, fixtures & equipment..........................       14,069              7,204
Construction in progress.................................       32,648             12,744
                                                            ----------          ---------
  Total property, plant and equipment....................      194,606             84,296
  Less: accumulated depreciation.........................       (6,049)            (4,480)
                                                            ----------          ---------
  Property, plant & equipment, net.......................      188,557             79,816
                                                            ----------          ---------
Long-term investments....................................        1,165              1,171
Investments in and advances to unconsolidated
  affiliates.............................................        4,100              1,649
Other assets.............................................       12,471             11,501
                                                            ----------          ---------
     Total assets........................................   $  230,323          $ 126,536
                                                            ==========          =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt.................   $      548          $     769
  Short-term notes payable...............................       21,056              8,335
  Accounts payable.......................................        3,476              1,985
  Accrued expenses.......................................        8,561              8,130
                                                            ----------          ---------
     Total current liabilities...........................       33,641             19,219
                                                            ----------          ---------
Long-term debt, less current installments................       66,156             28,772
Convertible debt.........................................       50,000                 --
Deferred gain on sale....................................        6,781              6,763
Minority interest........................................        8,615              5,888
Stockholders' equity:
  Common stock and additional paid-in capital............       76,108             76,108
  Accumulated deficit....................................      (10,978)           (10,214)
                                                            ----------          ---------
  Total stockholders' equity.............................       65,130             65,894
                                                            ----------          ---------
     Total liabilities and stockholders' equity..........   $  230,323          $ 126,536
                                                            ==========          =========

     See accompanying notes to condensed consolidated financial statements.

                          ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF  OPERATIONS
                                             (UNAUDITED)
                                            (IN THOUSANDS)

                                                          Three Months Ended       Six Months Ended
                                                               June 30,                June 30,
                                                         ---------------------    --------------------
                                                           1997         1996        1997        1996
                                                         ---------    --------    --------    --------
Revenue:
  Resident service fees...............................   $  18,917    $  7,561    $ 34,795    $ 11,594
  Other...............................................         239         189         369         481
                                                         ---------    --------    --------    --------
       Total operating revenue........................      19,156       7,750      35,164      12,075
Operating expenses:
  Residence operations................................      12,158       4,720      22,540       7,961
  Lease expense.......................................       3,737       1,428       7,006       1,915
  General and administrative..........................       2,592       1,728       5,066       3,311
  Depreciation and amortization.......................       1,435         575       2,484         940
  Non-recurring charge................................          --         977          --         977
                                                         ---------    --------    --------    --------
       Total operating expenses.......................      19,922       9,428      37,096      15,104
                                                         ---------    --------    --------    --------
Operating loss........................................        (766)     (1,678)     (1,932)     (3,029)
                                                         ---------    --------    --------    --------
Other income (expense):
  Interest expense, net...............................        (769)       (934)       (994)     (1,325)
  Other, net..........................................          (5)         33          (8)         13
  Equity in (losses) income of unconsolidated
    affiliates........................................         (49)         38        (137)        (47)
  Minority interest in losses (income) of consolidated
    subsidiaries......................................       1,404         (33)      2,307          12
                                                         ---------    --------    --------    --------
       Total other income (expense) net...............         581        (896)      1,168      (1,347)
                                                         ---------    --------    --------    --------

Net loss..............................................   $    (185)   $ (2,574)   $   (764)   $ (4,376)
                                                         =========    ========    ========    ========

Net loss per share....................................   $   (0.01)   $  (0.32)   $  (0.06)   $  (0.59)
                                                         =========    ========    ========    ========

Weighted average shares outstanding...................      12,996       8,003      12,996       7,458
                                                         =========    ========    ========    ========

     See accompanying notes to condensed consolidated financial statements

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF  CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                      Six Months Ended June 30,
                                                                    -----------------------------
                                                                        1997              1996
                                                                    -----------       -----------
Cash flows from operating activities:
  Net loss..................................................        $     (764)        $  (4,376)
  Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
    Depreciation and amortization...........................             2,484               940
    Minority interest in losses of consolidated
      subsidiaries..........................................            (2,307)              (12)
    Equity in losses of unconsolidated affiliates...........               137                47
    Decrease (increase) in net resident receivables.........               248              (547)
    Increase in other current assets........................            (2,146)             (150)
    Increase in accounts payable............................             1,428             1,796
    (Decrease) increase in accrued expenses.................              (390)            1,284
    Changes in other assets and liabilities.................            (1,323)              730
                                                                    ----------         ---------
Net cash used in operating activities.......................            (2,633)             (288)
                                                                    ----------         ---------

Cash flows from investing activities:
    Investment in property, plant and equipment and
      project development costs.............................           (60,002)          (15,702)
    Changes in investments in and advances to unconsolidated
      affiliates............................................            (2,582)             (258)
    Changes in long-term assets and liabilities.............                --            (1,071)
    Net cash for acquisitions...............................           (20,925)           (1,565)
                                                                    ----------         ---------
Net cash used in investing activities.......................           (83,509)          (18,596)
                                                                    ----------         ---------

Cash flows from financing activities:
    Repayments of short-term note payable...................            (8,304)             (350)
    Net proceeds from issuance of debt......................            81,823            12,965
    Contributions by minority partners......................               783                --
    Issuance of common stock and other capital contributions                --             2,249
    Sale of property under lease............................             1,484             7,058
                                                                    ----------         ---------
Net cash provided by financing activities                               75,786            21,922
                                                                    ----------         ---------

Net (decrease) increase in cash and cash equivalents........           (10,356)            3,038
Cash and cash equivalents:
    Beginning of period.....................................            25,796             2,948
                                                                    ----------         ---------
    End of period...........................................        $   15,440         $   5,986
                                                                    ==========         =========
Supplemental disclosure of cash flow information:
    Cash paid for interest, including amounts capitalized...        $    1,323         $     559
                                                                    ==========         =========

     See accompanying notes to condensed consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The condensed consolidated balance sheets as of June 30, 1997 and December 31, 1996, the condensed consolidated statements of operations for the three and six months ended June 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996 contained herein include the accounts of Alternative Living Services, Inc. (the "Company") and its affiliates which are under the common financial control of the Company. All significant intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been included. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full fiscal year.

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

(2)  ACQUISITIONS AND SALE/LEASEBACKS

     On May 1, 1997, the Company acquired an assisted living residence under construction in Mesa, Arizona which is expected to have an aggregate capacity of 61 residents. The acquisition represents an investment by the Company of approximately $2.7 million in cash. This acquisition was accounted for as a purchase.

     In May 1997, the Company completed a series of related transactions resulting in the Company acquiring the operations of three recently constructed, Wynwood-type assisted living residences located in upstate New York with an aggregate capacity of 313 residents (the "New York Transaction"). The Company assumed operations of these residences effective as of March 31, 1997. The Company is leasing one of these residences pursuant to an operating lease and acquired a 51% majority interest in the two other residences for an investment by the Company of $12.4 million, of which $3.1 million was paid in cash, $867,000 was paid in the form of an 11% promissory note payable over a two year term and the remainder was debt assumed. As a result of this transaction, the Company's consolidated long-term debt increased by $17.5 million. The acquisition of the majority interest in these two residences was accounted for as a purchase.

     On June 19, 1997, the Company acquired the remaining 81% partnership interests not already owned by it in four residences for an aggregate purchase price of $1.1 million. The four residences were simultaneously sold and leased back pursuant to a 13-year sale and leaseback arrangement accounted for as an operating lease.

     On June 25, 1997, the Company acquired two Crossings-type assisted living residences in Nevada for an aggregate purchase price of $13.2 million, $6.1 million of which was paid in cash and the remainder was debt assumed by the Company. This transaction has been accounted for as a purchase.

     On June 30, 1997, a wholly owned affiliate of the Company acquired two Crossings-type assisted living residences located in upstate New York for $7.2 million in cash. This transaction was accounted for as a purchase.

(3)  DEBT FINANCING

     On April 28, 1997, to partially fund its acquisition activity, the Company obtained a $15 million bridge loan from RDV Capital Management L.P., a limited partnership affiliated with Jerry L. Tubergen, one of the Company's directors. This loan is unsecured, bears interest at prime plus one percent and principal is repayable in April 1998 with accrued interest payable monthly.

     On May 21, 1997, the Company sold at par $50,000,000 of 7.0% convertible subordinated debentures due June 1, 2004. The debentures are convertible into shares of common stock of the Company at the conversion price of $20.25 per share, which equates in aggregate to 2,469,136 shares.

(4)  SUBSEQUENT EVENT

     On July 31, 1997, the Company and Sterling House Corporation announced that they had entered into a definitive merger agreement under which the Company will issue 1.1 shares of its common stock in exchange for each outstanding share of Sterling House common stock. This business combination is intended to qualify as a tax-free reorganization and is expected to be accounted for as a pooling of interests. The parties contemplate closing the merger in the fourth quarter of 1997.

(5)  NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion ("APB") No. 15 and simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the company, similar to fully diluted EPS under APB No. 15. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company will adopt SFAS No. 128 for the financial statements for the year ended December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's rapid growth since 1993 has had a significant impact on the Company's results of operations and accounts for most of the changes in results between the first six months of 1997 and 1996. As of June 30, 1997 and 1996, the Company operated 98 and 57 residences with aggregate capacity of 4,427 and 2,512 residents, respectively. The Company is also constructing or developing approximately 85 residences as of June 30, 1997. Since its organization in December 1993, the Company has achieved significant growth in operating revenue resulting from its aggressive development program and several strategic acquisitions, but to date has not realized operating income or net income. For the six months ended June 30, 1997, the Company generated operating revenue of $35.2 million and incurred an operating loss of $1.9 million and a net loss of $764,000. For the six months ended June 30, 1996, the

Company generated operating revenue of $12.1 million and incurred an operating loss of $3.0 million and a net loss of $4.4 million.

     The Company intends to continue to pursue its growth strategy by developing and constructing additional assisted living residences and, as appropriate opportunities arise, acquiring assisted living operations. Newly opened assisted living residences typically operate at a loss during the first six to 12 months of operation, primarily due to the incurrence of certain fixed and variable expenses in advance of the achievement of targeted rent and service fees from the lease-up of such residences (referred to as lease-up expenses). In addition, the development and construction of residences involve the commitment of substantial capital over a typical six to 12 month construction period, the consequence of which may be an adverse impact on the Company's liquidity. In the case of acquired residences, resident turnover and increased marketing expenditures which may be required to reposition such residences, together with the possible disruption of operations resulting from required renovations, may adversely impact the financial performance of such residences for a period of time after acquisition. As a result, the Company may continue to incur additional operating losses in the second half of 1997 as the operating expenses associated with developing, renovating and operating residences and supporting the corporate infrastructure necessary to manage the Company's growth strategy will be only partially offset by operating profits generated by stabilized residences.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1996

     Operating Revenue. Operating revenues for the three months ended June 30, 1997 were $19.2 million representing an increase of $11.4 million, or 147%, from the $7.8 million for the comparable 1996 period. Substantially all of this increase resulted from the acquisition of New Crossings International Corporation ("Crossings") residences in May 1996, the addition of newly constructed residences and other acquisitions. The Company operated 98 and 57 residences at the end of the three month periods ended June 30, 1997 and 1996, respectively.

     Residence Operations. Residence operating expenses for the three months ended June 30, 1997 increased to $12.2 million from $4.7 million in the three month period ended June 30, 1996 due to the increased number of residences operated during the 1997 period.

     Lease Expense. Lease expense for the three months ended June 30, 1997 was $3.7 million, compared to $1.4 million in the comparable period in 1996. Such increase was primarily attributable to the acquisition of Crossings residences in May 1996, 13 of which are leased residences and the sale/leaseback of 12 of the Company's residences completed at December 31, 1996.

     General and Administrative Expense. General and administrative expenses for the three months ended June 30, 1997 were $2.6 million compared to $1.7 million for the comparable 1996 period representing a decline as a percentage of operating revenue from 22% in 1996 to 14% in 1997. The increase in expenses was primarily attributable to salaries, related payroll taxes and employee benefits relating to additional corporate personnel retained to support the Company's actual and anticipated growth. The Company expects that its general and administrative expenses will continue to decrease as a percentage of operating revenue as the Company grows and achieves certain economies of scale.

     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 1997 was $1.4 million, representing an increase of $860,000 or 150%, from $575,000 for the comparable period in 1996. This increase resulted primarily from depreciation and amortization of pre-opening costs on new residences that opened during 1997 and 1996, offset by the decrease in depreciation associated with the December 31, 1996 sale/leaseback of 12 residences.

     Interest Expense, Net. Interest expense, net, for the three months ended June 30, 1997 was $769,000 representing a decrease of $165,000, or 18%, from $934,000 for the comparable period in 1996. Interest expense decreased as the result of the repayment of mortgage debt on 12 residences refinanced under sale/leaseback arrangements as of December 31, 1996, increased capitalization of interest costs due to an increase in construction projects and increased interest income due to the convertible debt financing proceeds.

     Minority Interest in Losses (Income) of Consolidated Subsidiaries. Minority interest in losses (income) of consolidated subsidiaries for the three months ended June 30, 1997 was $1.4 million, representing an increase of $1.4 million from $(32,579) for the comparable period in 1996. The increase was primarily attributable to the increase in the number of residences in lease-up that are owned by the Company with joint venture partners.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

     Operating Revenue. Operating revenues for the six months ended June 30, 1997 were $35.2 million representing an increase of $23.1 million, or 191%, from the $12.1 million for the comparable 1996 period. Substantially all of this increase resulted from the acquisition of Crossings residences in May 1996, the addition of newly constructed residences and other acquisitions. The Company operated 98 and 57 residences at the end of the six month periods ended June 30, 1997 and 1996, respectively.

     Residence Operations. Residence operating expenses for the six months ended June 30, 1997 increased to $22.5 million from $8.0 million in the six month period ended June 30, 1996 due to the increased number of residences operated during the 1997 period. As a percentage of total operating revenue, residence operating expenses decreased to 64% for the six months ended June 30, 1997 from 66% for the comparable period in 1996.

     Lease Expense. Lease expense for the six months ended June 30, 1997 was $7.0 million, compared to $1.9 million in the comparable period in 1996. Such increase was primarily attributable to the acquisition of Crossings residences in May 1996, 13 of which are leased, the sale/leaseback of 12 of the Company's residences completed at December 31, 1996 and the lease of a residence acquired in upstate New York in May 1997.

     General and Administrative Expense. General and administrative expenses for the six months ended June 30, 1997 were $5.1 million compared to $3.3 million for the comparable 1996 period representing a decline as a percentage of operating revenue from 27% in 1996 to 14% in 1997. The increase in expenses was primarily attributable to salaries, related payroll taxes and employee benefits relating to additional corporate personnel retained to support the Company's actual and anticipated growth. The Company expects that its general and administrative expenses will continue to decrease as a percentage of operating revenue as the Company grows and achieves certain economies of scale.

     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 1997 was $2.5 million, representing an increase of $1.5 million or 164%, from $940,000 for the comparable period in 1996. This increase resulted primarily from depreciation and amortization of pre-opening costs on new residences that opened during 1997 and 1996, offset by the decrease in depreciation associated with the December 31, 1996 sale/leaseback of 12 residences.

     Interest Expense, Net. Interest expense, net, for the six months ended June 30, 1997 was $994,000 representing a decrease of $331,000, or 25%, from $1.3 million for the comparable period in 1996. Interest expense decreased as the result of the repayment of mortgage debt on 12 residences refinanced under sale/leaseback arrangements as of December 31, 1996, increased capitalization of interest costs due to an increase in construction projects and increased interest income due to the convertible debt financing proceeds.

     Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the six months ended June 30, 1997 was $2.3 million, representing an increase of $2.3 million from $12,000 for the comparable period in 1996. The increase was primarily attributable to the increase in the number of residences in lease-up that are owned by the Company with joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1997 and 1996 cash flow used in operations was $2.6 million and $288,000, respectively.

     During the six months ended June 30, 1997, the Company required approximately $84 million of financing for construction and acquisition activity. This financing was obtained through a $50.0 million convertible debt offering, $10.0 million of construction financing, $1.1 million of sale/leaseback financing, $6.0 million of short-term mortgage financing and $15.0 million of unsecured short-term financing. In addition, the Company assumed existing debt of $23.7 million and $7.6 million of obligations under an operating lease on four properties acquired during the six month period. Due to the increase in short-term debt financing, the Company had a working capital balance of approximately $(9.6) million, compared to working capital of $13.2 million at December 31, 1996. The Company anticipates replacing the short-term debt outstanding at June 30, 1997 with either long-term financing or through sale/leaseback financing by December 31, 1997.

     To achieve its growth objectives, the Company will need to obtain sufficient financing to fund its development, construction and acquisition activities. The Company has plans to develop approximately $150 million of residences in both 1997 and 1998. Historically, the Company has financed its development program and acquisitions through a combination of various forms of real estate financing (mortgage and sale/leaseback financing), capital contributions from joint venture partners and the sale of Common Stock. The Company has executed non-binding letters of intent with a health care REIT for financing commitments aggregating approximately $250 million, $70 million of which was utilized by the Company through August 11, 1997. The Company believes that this financing and proceeds from the convertible debt offering, together with traditional mortgage financing that the Company expects to be available and its existing joint venture development partnerships currently in place, will be sufficient to fund its growth strategy for the next 18 months. The Company will from time to time seek additional funding through public or private financing, including equity or debt financing. In addition, the Company will require sufficient financing resources to meet its operating and working capital needs. There can be no assurance that any newly constructed residences will achieve a stabilized occupancy rate and attain a resident mix that meet the Company's expectations or generate sufficient positive cash flow to cover operating and financing costs associated with such residences. There can be no assurance that the Company will be successful in securing additional financing or that adequate funding will be available and, if available, will be on terms that are acceptable to the Company. A lack of funds may require the Company to delay or eliminate all or some of its development projects and acquisition plans. In addition, the Company may require additional financing to enable it to acquire additional residences, to respond to changing economic conditions, to expand the Company's development program or to account for changes in assumptions related to its development program.

     In addition within the next 18 months, the Company will become subject to purchase obligations with respect to equity interests held by joint venture partners, at their election, in certain of the Company's residences. At such times the Company may also elect to exercise its rights to purchase such interests. Based on a number of assumptions, including assumptions as to the number of residences to be developed with joint venture partners, the timing of such development, the time at which such options will be exercised and the fair market value of such residences at the date such purchases are exercised, the Company estimates that it may require approximately $15 million to $20 million to satisfy these purchase obligations.

FORWARD-LOOKING STATEMENTS

     Any statements contained in this Form 10-Q which are not historical facts are forward-looking statements that involve risks and uncertainties. The Company cautions the reader that forward-looking statements, such as the future impact of the Company's growth on profitability and liquidity and capital resources may differ materially as a result of risks facing the Company. These risks include, but are not limited to, the history of operating losses, ability to continue growth, ability to manage rapid expansion, development and construction risks, risks associated with acquisitions, possible need for additional financing, risk of rising interest rates and substantial debt and operating lease payment obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET VALUE

      Not applicable.


                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders of the Company was held on July 16, 1997.

      At the annual meeting of stockholders of the Company held on July 16, 1997, action was taken to elect a board of seven directors of the Company. The results were as follows:


                                                           AUTHORITY
             SHAREOWNER                   FOR              WITHHELD
        ---------------------          ---------         -----------
        William G. Petty, Jr.          9,290,836            2,727
        Richard W. Boehlke             9,291,336            2,227
        Gene E. Burleson               9,291,336            2,227
        Robert Haveman                 9,291,336            2,227
        Ronald G. Kenny                9,291,336            2,227
        William F. Lasky               9,291,336            2,227
        Jerry L. Tubergen              9,291,336            2,227

      The proposal to elect directors was set forth and described in the Notice of Annual Meeting and Proxy Statement of the Company dated June 17, 1997, filed with the Commission pursuant to Rule 14b-3 under the Securities Exchange Act of 1934, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         11.1 Statement Regarding Computation of Per Share Earnings

           27.1 Financial Data Schedule

      (b) Reports on Form 8-K: The Registrant filed the following reports with the Securities and Exchange Commission on Form 8-K during the quarter ended June 30, 1997:

           The Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 27, 1997 reported, under Item 2, the sale at par of $50,000,000 of 7% convertible subordinated debentures due June 1, 2004.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ALTERNATIVE LIVING SERVICES, INC




                                         Date:                        , 1997
                                               -----------------------
                                              /s/   Thomas E. Komula
                                              ----------------------
                                              Thomas E. Komula
                                              Chief Financial Officer
                                              (Principal Financial Officer)