Form 10-Q
period 1997-09-30
ALTERNATIVE LIVING SERVICES INC
filed 1997-11-13
CIK 1013218

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11999

                       ALTERNATIVE LIVING SERVICES, INC.

      DELAWARE                                                39-1771281
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                      Identification No.)

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

       Yes  [X]    No  [ ]

       AS OF NOVEMBER 10, 1997, THERE WERE 18,575,524 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01, OUTSTANDING.

(Number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practical date.)

                       ALTERNATIVE LIVING SERVICES, INC.
                                     INDEX


                         Part I.  Financial Information


                                                                        PAGE NO.
                                                                        --------

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets As Of  September 30,
         1997 And December 31, 1996...................................     1

         Condensed Consolidated Statements Of Operations For The
         Three And Nine Months Ended September 30, 1997 And 1996......     2

         Condensed Consolidated Statements Of Cash Flows For The Nine
         Months Ended September 30, 1997 And 1996.....................     3

         Notes To Condensed Consolidated Financial Statements.........     4

Item 2.  Management's Discussion And Analysis Of Financial Condition
         And Results Of Operations....................................     6

Item 3.  Quantitative And Qualitative Disclosures About Market Risk...     9

                          Part II.  Other Information

Item 4.  Submissions Of Matters To A Vote Of Security Holders.........     9

Item 5.  Other Matters................................................     10

Item 6.  Exhibits And Reports On Form 8-K.............................     16

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)


                                                            September 30,        December 31,
                                                                1997                 1996
                                                           ---------------      ---------------
                                                             (Unaudited)
                         ASSETS
Current Assets:
  Cash and cash equivalents...............................    $  9,575           $ 25,796
  Residence receivables, net..............................       1,756              1,614
  Advances to unconsolidated affiliates...................       5,512                 --
  Other current assets....................................       9,593              4,989
                                                              --------           --------
    Total current assets..................................      26,436             32,399
                                                              --------           --------
Land....................................................        40,406             10,005
Buildings & improvements................................       142,964             54,343
Furniture, fixtures & equipment.........................        17,370              7,204
Construction in progress................................        39,956             12,744
                                                              --------           --------
Total property, plant and equipment.....................       240,696             84,296
Less: accumulated depreciation..........................        (7,293)            (4,480)
                                                              --------           --------
Property, plant & equipment, net........................       233,403             79,816
                                                              --------           --------
Long-term investments...................................         1,165              1,171
Investments in and advances to unconsolidated affiliates         2,168              1,649
Goodwill, net...........................................         5,424              5,216
Other assets............................................         7,503              6,285
                                                              --------           --------
    Total assets........................................      $276,099           $126,536
                                                              ========           ========
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt................      $    436           $    769
  Short-term notes payable..............................        26,046              8,335
  Accounts payable......................................         4,147              1,985
  Accrued expenses......................................        10,725              8,130
                                                              --------           --------
    Total current liabilities...........................        41,354             19,219
                                                              --------           --------
Long-term obligations, less current installments........        99,736             28,772
Convertible debt........................................        50,000                 --
Deferred gain on sale...................................         6,641              6,763
Minority interest.......................................        12,487              5,888
Stockholders' equity:
  Common stock and additional paid-in capital...........        76,152             76,108
  Accumulated deficit...................................       (10,271)           (10,214)
                                                              --------           --------
    Total stockholders' equity..........................        65,881             65,894
                                                              --------           --------
       Total liabilities and stockholders' equity.......      $276,099           $126,536
                                                              ========           ========

     See accompanying notes to condensed consolidated financial statements.

              ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF  OPERATIONS
                                 (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               Three Months Ended      Nine Months Ended
                                                                  September 30,           September 30,
                                                             ----------------------  ----------------------
                                                                1997        1996        1997        1996
                                                             ----------  ----------  ----------  ----------
Revenue:
  Resident service fees......................................  $24,054     $12,752     $58,849     $24,346
  Other......................................................      186         211         555         692
                                                               -------     -------     -------     -------
    Total operating revenue..................................   24,240      12,963      59,404      25,038
Operating expenses:
  Residence operations.......................................   15,384       8,276      37,924      16,237
  Lease expense..............................................    3,687       1,973      10,693       3,888
  General and administrative.................................    2,589       2,239       7,655       5,550
  Depreciation and amortization..............................    2,357         863       4,841       1,803
  Non-recurring charge.......................................       --          --          --         977
                                                               -------     -------     -------     -------
    Total operating expenses.................................   24,017      13,351      61,113      28,455
                                                               -------     -------     -------     -------
Operating income (loss)......................................      223        (388)     (1,709)     (3,417)
                                                               -------     -------     -------     -------
Other income (expense):
  Interest expense, net......................................   (1,886)     (1,427)     (2,880)     (2,751)
  Other, net.................................................      (23)        (24)        (31)        (11)
  Equity in losses of unconsolidated affiliates..............      (58)         (9)       (195)        (56)
  Minority interest in losses of consolidated subsidiaries...    2,451          12       4,758          24
                                                               -------     -------     -------     -------
    Total other income (expense) net.........................      484      (1,448)      1,652      (2,794)
                                                               -------     -------     -------     -------
Net income (loss)............................................  $   707     $(1,836)    $   (57)    $(6,211)
                                                               =======     =======     =======     =======
Net Income Per Share Data:

Primary:
  Net income (loss) per common and common equivalent
   share.....................................................  $  0.05     $ (0.16)    $ (0.00)    $ (0.70)
                                                               =======     =======     =======     =======
  Weighted average number of common and common
   equivalent shares outstanding.............................   13,378      11,619      13,376       8,855
                                                               =======     =======     =======     =======

     See accompanying notes to condensed consolidated financial statements

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF  CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                          ----------------------------------
                                                                                1997              1996
                                                                          -----------------  ---------------
Cash flows from operating activities:
  Net loss...........................................................        $      (57)       $  (6,211)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
    Depreciation and amortization....................................             4,841            1,803
    Minority interest in losses of consolidated subsidiaries.........            (4,758)             (24)
    Equity in losses of unconsolidated affiliates....................               195               56
    Increase in net resident receivables.............................              (143)            (662)
    (Increase) decrease in other current assets......................            (5,399)             626
    Increase in accounts payable.....................................             2,099            1,113
    Increase in accrued expenses.....................................             2,226            3,270
    Changes in other assets and liabilities..........................            (2,138)             233
                                                                             ----------        ---------
Net cash (used in) provided by operating activities..................            (3,134)             204
                                                                             ----------        ---------
Cash flows from investing activities:
    Investment in property, plant and equipment and project
      development costs..............................................          (108,493)         (39,322)
    Net cash for acquisitions........................................           (20,925)          (1,565)
    Changes in advances to unconsolidated affiliates.................            (1,448)            (756)
                                                                             ----------        ---------
Net cash used in investing activities................................          (130,866)         (41,643)
                                                                             ----------        ---------
Cash flows from financing activities:
    Repayments of short-term note payable............................            (8,304)          (1,369)
    Repayments of long-term debt.....................................              (153)         (12,187)
    Net proceeds from issuance of debt...............................           119,749           27,231
    Contributions by minority partners...............................             2,334            1,764
    Issuance of common stock and other capital contributions                         44           42,410
    Proceeds from sale/leaseback.....................................             4,109            7,058
                                                                             ----------        ---------
Net cash provided by financing activities                                       117,779           64,907
                                                                             ----------        ---------

Net (decrease) increase in cash and cash equivalents.................           (16,221)          23,468
Cash and cash equivalents:
    Beginning of period..............................................            25,796            2,948
                                                                             ----------        ---------
    End of period....................................................        $    9,575        $  26,416
                                                                             ==========        =========
Supplemental disclosure of cash flow information:
    Cash paid for interest, including amounts capitalized............        $    4,189        $   1,975
                                                                             ==========        =========

     See accompanying notes to condensed consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The condensed consolidated balance sheets as of September 30, 1997 and December 31, 1996, the condensed consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996 contained herein include the accounts of Alternative Living Services, Inc. (the "Company") and its affiliates which are under the common financial control of the Company. All significant intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been included. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full fiscal year.

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

     On September 1, 1997, the Company acquired operations of three WovenHearts type assisted living residences in Minnesota with an aggregate capacity of 202 beds through a lease agreement. The Company also entered into agreements to manage one Wynwood and one WovenHearts type residences located in Massachusetts and Minnesota respectively with aggregate capacity of 144 beds. The Company anticipates acquiring ownership interests in both managed residences by the end of the year.

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

     In September 1997, the Company obtained $25.0 million in bridge loan financings from a health care REIT. These financings bear interest rates ranging from 9.63% to 10.25% and are secured by 12 existing WovenHearts residences and by eight residences currently under construction. These loans will be repaid out of the proceeds of sale/leaseback transactions of the secured properties. These borrowings have been classified as long-term debt on the September 30, 1997 balance sheet.

     (4) SUBSEQUENT EVENT

     On October 8, 1997, the Company obtained a non-binding commitment for a $100 million credit facility from Nomura Asset Capital Corp. to be used for long term financing of the Company's assisted living residences.

     On October 23, 1997, the Company completed a merger with Sterling House Corporation ("Sterling") under which the Company issued 1.1 shares of its common stock in exchange for each outstanding share of Sterling common stock together with its associated preferred stock purchase right. This business combination is intended to qualify as a tax-free reorganization and has been accounted for as a pooling-of-interests. The following table sets forth selected financial information reflecting the combined results of the Company and Sterling had the transaction been completed prior to September 30, 1997.


                                    Three Months Ended    Nine Months Ended
                                    September 30, 1997    September 30, 1997
                                  ---------------------  --------------------
         Operating Results:
          Operating revenue.....          $36,142             $89,104
          Operating expenses....           36,413              92,549
          Operating loss........             (271)             (3,445)
          Net income............            1,201                  79
          Net income per share            $  0.06             $  0.00

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's rapid growth since 1993 has had a significant impact on the Company's results of operations and accounts for most of the changes in results between the first nine months of 1997 and 1996. As of September 30, 1997 and 1996, the Company operated or managed 113 and 62 residences with aggregate capacity of 5,153 and 2,640 residents, respectively. The Company is also constructing or developing approximately 94 residences as of September 30, 1997. For the nine months ended September 30, 1997, the Company generated operating revenue of $59.4 million and incurred an operating loss of $1.7 million and a net loss of $57,000. For the nine months ended September 30, 1996, the Company generated operating revenue of $25.0 million and incurred an operating loss of $3.4 million and a net loss of $6.2 million.

     On October 23, 1997, the Company completed a merger with Sterling. As of September 30, 1997 Sterling operated or managed 96 residences with an aggregate capacity of 3,585 units. In addition, Sterling had 84 residences under construction or development as of September 30, 1997.

     The Company intends to continue to pursue its growth strategy by developing and constructing additional assisted living residences and, as appropriate opportunities arise, acquiring assisted living operations. Newly opened assisted living residences typically operate at a loss during the first six to 12 months of operation, primarily due to the incurrence of certain fixed and variable expenses in advance of the achievement of targeted rent and service fees from the lease-up of such residences (referred to as lease-up expenses). In addition, the development and construction of residences involve the commitment of substantial capital over a typical six to 12 month construction period, the consequence of which may be an adverse impact on the Company's liquidity. In the case of acquired residences, resident turnover and increased marketing expenditures which may be required to reposition such residences, together with the possible disruption of operations resulting from required renovations, may adversely impact the financial performance of such residences for a period of time after acquisition. As a result, the Company could incur additional operating losses in future periods as the operating expenses associated with developing, renovating and operating residences and supporting the corporate infrastructure necessary to manage the Company's growth strategy may only be partially offset by operating profits generated by stabilized residences.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

     Operating Revenue. Operating revenues for the three months ended September 30, 1997 were $24.2 million representing an increase of $11.3 million, or 87%, from the $13.0 million for the comparable 1996 period. Substantially all of this increase resulted from the addition of newly constructed residences and other acquisitions. The Company operated 113 and 62 residences at the end of the three month periods ended September 30, 1997 and 1996, respectively.

     Residence Operations. Residence operating expenses for the three months ended September 30, 1997 increased to $15.4 million from $8.3 million in the three month period ended September 30, 1996 due to the increased number of residences operated during the 1997 period.

     Lease Expense. Lease expense for the three months ended September 30, 1997 was $3.7 million, compared to $2.0 million in the comparable period in 1996. Such increase was primarily attributable to the sale/leaseback of 12 of the Company's residences completed at December 31, 1996 and the sale/leaseback of an additional five residences in the second quarter of 1997.

     General and Administrative Expense. General and administrative expenses for the three months ended September 30, 1997 were $2.6 million compared to $2.2 million for the comparable 1996 period representing a decline as a percentage of operating revenue from 17% in 1996 to 11% in 1997. The increase in expenses was primarily attributable to salaries, related payroll taxes and employee benefits relating to additional corporate personnel retained to support the Company's actual and anticipated growth. The Company expects that its general and administrative expenses will continue to decrease as a percentage of operating revenue as the Company grows and achieves certain economies of scale.

     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 1997 was $2.4 million, representing an increase of $1.5 million, or 173%, from $863,000 for the comparable period in 1996. This increase resulted primarily from depreciation and amortization of fixed assets and pre-opening costs on new residences that opened during 1997 and 1996.

     Interest Expense, Net. Interest expense, net, for the three months ended September 30, 1997 was $1.9 million representing an increase of $459,000, or 32%, from $1.4 million for the comparable period in 1996. Interest expense increased as the result of increased debt financing offset by the repayment of mortgage debt on 12 residences refinanced under sale/leaseback arrangements as of December 31, 1996, and increased capitalization of interest costs due to an increase in construction projects.

     Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the three months ended September 30, 1997 was $2.5 million, representing an increase of $2.5 million from $12,000 for the comparable period in 1996. The increase was primarily attributable to the increase in the number of residences in lease-up that are owned by the Company with joint venture partners. As of September 30, 1997, the Company had 20 residences held in joint venture relationships compared to one residence in a joint venture relationship at September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

     Operating Revenue. Operating revenues for the nine months ended September 30, 1997 were $59.4 million representing an increase of $34.4 million, or 137%, from the $25.0 million for the comparable 1996 period. Substantially all of this increase resulted from the acquisition of Crossings residences in May 1996, the addition of newly constructed residences and other acquisitions. The Company operated 113 and 62 residences at the end of the nine month periods ended September 30, 1997 and 1996, respectively.

     Residence Operations. Residence operating expenses for the nine months ended September 30, 1997 increased to $37.9 million from $16.2 million in the nine month period ended September 30, 1996 due to the increased number of residences operated during the 1997 period.

     Lease Expense. Lease expense for the nine months ended September 30, 1997 was $10.7 million, compared to $3.9 million in the comparable period in 1996. Such increase was primarily attributable to the acquisition of Crossings residences in May 1996, 13 of which are leased, the sale/leaseback of 12 of the Company's residences completed at December 31, 1996 and the sale/leaseback of an additional five residences in the second quarter of 1997.

     General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 1997 were $7.6 million compared to $5.6 million for the comparable 1996 period representing a decline as a percentage of operating revenue from 22% in 1996 to 13% in 1997. The increase in expenses was primarily attributable to salaries, related payroll taxes and employee benefits relating to additional corporate personnel retained to support the Company's actual and anticipated growth. The Company expects that its general and administrative expenses will continue to decrease as a percentage of operating revenue as the Company grows and achieves certain economies of scale.

     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 1997 was $4.8 million, representing an increase of $3.0 million, or 167%, from $1.8 million for the comparable period in 1996. This increase resulted primarily from depreciation and amortization of fixed assets and pre-opening costs on new residences that opened during 1997 and 1996, offset by the decrease in depreciation associated with the Company's sale/leaseback transactions.

     Interest Expense, Net. Interest expense, net, for the nine months ended September 30, 1997 was $2.9 million representing an increase of $128,000, or 4%, from $2.8 million for the comparable period in 1996. Interest expense increased as the result of increased debt financing offset by the repayment of mortgage debt on 12 residences refinanced under sale/leaseback arrangements as of December 31, 1996, and increased capitalization of interest costs due to an increase in construction projects and increased interest income due to the convertible debt financing proceeds.

     Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the nine months ended September 30, 1997 was $4.8 million, representing an increase of $4.7 million from $24,133 for the comparable period in 1996. The increase was primarily attributable to the increase in the number of residences in lease-up that are owned by the Company with joint venture partners. As of September 30, 1997, the Company had 20 residences held in joint venture relationships compared to one residence in a joint venture relationship at September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1997 and 1996 cash flow from operations was $(3.1) million and $204,000, respectively. The decline in the 1997 period is due to the significant increase in new residences opened and the related operating losses experienced in the lease-up phase of operations.

     During the nine months ended September 30, 1997, the Company required approximately $126 million of financing for construction, development and acquisition activity. Financing was obtained through a $50.0 million convertible debt offering, $37.0 million of secured bridge loan financing in advance of anticipated sales/leaseback transactions involving the encumbered residences, $12.6 million of construction financing, $15.0 million of unsecured short-term financing, $5.0 million through a short-term operating line of credit, $4.1 million of sale/leaseback financing, $2.3 million of minority partner contributions and cash from operations. In addition, the Company assumed existing debt of $23.7 million and $7.6 million of obligations under an operating lease on four properties acquired in the second quarter of 1997. Due to the increase in short-term debt financing, the Company had a working capital deficit of approximately $14.9 million at September 30, 1997, compared to working capital of $13.2 million at December 31, 1996. The Company expects to replace the short-term debt outstanding at September 30, 1997 with a combination of permanent long-term financing and sale/leaseback financing by December 31, 1997.

     To achieve its growth objectives, the Company will need to obtain sufficient financing to fund its development, construction and acquisition activities. This need for financing has increased substantially due to the merger with Sterling. With the inclusion of Sterling, the Company has plans to develop approximately $350 million of residences on an annualized basis through the end of 1997 and into 1998. Historically, the Company has financed its development program and acquisitions through a combination of various forms of real estate financing (mortgage and sale/leaseback financing), capital contributions from joint venture partners and the sale of its securities. Sterling has historically relied primarily on REIT financing to fund its construction and development program. Including the Sterling commitments which survive the merger, the Company has executed non-binding letters of intent with various health care REITs for financing commitments aggregating approximately $574 million, $281 million of which has been utilized by the Company through November 10, 1997. In addition, the Company has obtained $130 million of commitments through conventional financing lenders for the purpose of financing future residence construction and acquisition activity. As of November 10,

1997, $8 million of this conventional financing has been utilized. The Company believes that this financing, together with traditional mortgage financing that the Company expects to be available and its existing joint venture development partnerships currently in place, will be sufficient to fund its growth strategy
for the next 12 months.   The Company will from time to time seek additional
funding through public or private financing, including equity or debt financing. On November 6, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission pursuant to which the Company may offer, from time to time in the future, up to $325 million of equity or debt securities of the Company. In addition to financing construction and development costs, the Company will require sufficient financing resources to meet its operating and working capital needs incurred primarily through the start-up and lease-up phases of new residences. There can be no assurance that any newly constructed residences will achieve a stabilized occupancy rate and attain a resident mix that meet the Company's expectations or generate sufficient positive cash flow to cover operating and financing costs associated with such residences. There can be no assurance that the Company will be successful in securing additional financing or that adequate funding will be available and, if available, will be on terms that are acceptable to the Company. A lack of funds may require the Company to delay or eliminate all or some of its development projects and acquisition plans. In addition, the Company may require additional financing to enable it to acquire additional residences, to respond to changing economic conditions, to expand the Company's development program or to account for changes in assumptions related to its development program.

     In addition, within the next 12 months, the Company will become subject to contingent purchase obligations with respect to equity interests held by joint venture partners, exercisable at their election, in certain of the Company's residences. At such times as such contingent purchase obligations are exercisable, the Company may also elect to exercise its rights to purchase such interests. Based on a number of assumptions, including assumptions as to the number of residences to be developed with joint venture partners, the timing of such development, the time at which such options will be exercised and the fair market value of such residences at the date such purchases are exercised, the Company estimates that it may require approximately $15 million to $20 million to satisfy these purchase obligations during the 12 month period ending November 1997.

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


                          PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) A special meeting of stockholders was held on October 23, 1997.

    (b) The meeting did not involve the election of directors.

    (c) The matters voted upon and the results of the voting were as follows:

           (1) The stockholders voted 9,593,623 shares in the affirmative and 44,630 shares in the negative to approve and adopt the Agreement and Plan of Merger dated as of July 30, 1997, as amended as of September 2, 1997, by and among the Company, Sterling House Corporation, a Kansas corporation, and Tango Merger Corporation ("Merger Sub"), a wholly owned subsidiary of the Company, pursuant to which Merger Sub would merge with and into Sterling. Stockholders holding 10,435 shares abstained from voting on this proposal.

           (2) The stockholders voted 9,628,615 shares in the affirmative and 23,315 shares in the negative to approve the proposed amendment to the Amended and Restated Bylaws of the Company to (i) amend the bylaw provision regarding filling vacancies arising on the Company's Board of Directors; (ii) add a bylaw provision establishing an executive committee of the Company's Board of Directors; and (iii) amend the bylaw provision regarding amendments to the Company's Amended and Restated Bylaws. Stockholders holding 41,400 shares abstained from voting on this proposal.

ITEM 5.    OTHER

     The Company merged with Sterling on October 23, 1997. On that date, the Company issued approximately 5,550,000 shares of its common stock in exchange for approximately 5,045,000 shares of Sterling's common stock (together with the associated preferred stock purchase right) then outstanding based on an exchange ratio of 1.1 shares of its common stock for each share of Sterling's common stock. This business combination was intended to qualify as a tax free reorganization and has been accounted for as a pooling-of-interests.

     The following unaudited supplemental consolidated financial statements of the Company give retroactive effect to the merger of the Company and Sterling, which has been accounted for using the pooling-of-interests method; and as a result, the financial position, results of operations and cash flows are presented as if the combining companies had been consolidated for all periods presented. Also for all periods presented in the unaudited supplemental consolidated statements of operations, shares used in the computation of earnings per common and common equivalent share give effect to the exchange ratio of 1.1 Company shares to 1 Sterling share. As required by generally accepted accounting principles, the supplemental consolidated financial statements will become the historical financial statements upon issuance of the financial statements for the period that includes the date of the merger.

              ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                   SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                                    September 30,      December 31,
                                                                         1997               1996
                                                                   ----------------   -----------------
                                                                      (Unaudited)
                         ASSETS
Current Assets:
   Cash and cash equivalents..................................         $  19,566          $  39,455
   Residence receivables, net.................................             5,562              2,032
   Advances to unconsolidated affiliates......................            14,155                 --
   Other current assets.......................................            12,252             10,877
                                                                       ---------          ---------
      Total current assets....................................            51,535             52,364
                                                                       ---------          ---------
Land..........................................................            43,343             11,389
Buildings & improvements......................................           157,996             64,574
Furniture, fixtures & equipment...............................            21,196              9,142
Construction in progress......................................            74,821             53,127
                                                                       ---------          ---------
Total property, plant and equipment...........................           297,356            138,232
Less: accumulated depreciation................................            (8,679)            (5,310)
                                                                       ---------          ---------
Property, plant & equipment, net..............................           288,677            132,922
                                                                       ---------          ---------
Long-term investments.........................................             4,436              2,835
Investments in and advances to unconsolidated affiliates                   2,168              1,649
Goodwill, net.................................................             5,424              5,216
Other assets..................................................            14,347              9,367
                                                                       ---------          ---------
      Total assets............................................         $ 366,587          $ 204,353
                                                                       =========          =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt.....................         $     916          $     985
   Short-term notes payable...................................            26,046              8,335
   Accounts payable...........................................            15,016             11,771
   Accrued expenses...........................................            17,788             10,741
                                                                       ---------          ---------
      Total current liabilities...............................            59,766             31,832
                                                                       ---------          ---------
Long-term obligations, less current installments..............           110,478             33,238
Convertible debt..............................................            85,000             35,000
Deferred gain on sale.........................................             7,466              7,331
Minority interest.............................................            12,614              5,888
Stockholders' equity:
   Common stock and additional paid-in capital................           104,444            104,324
   Accumulated deficit........................................           (13,181)           (13,260)
                                                                       ---------          ---------
   Total stockholders' equity.................................            91,263             91,064
                                                                       ---------          ---------
      Total liabilities and stockholders' equity..............         $ 366,587          $ 204,353
                                                                       =========          =========

   See accompanying notes to supplemental consolidated financial statements.

             ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

             SUPPLEMENTAL CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         Three Months Ended        Nine Months Ended
                                                            September 30,             September 30,
                                                          1997         1996         1997         1996
                                                       -----------  -----------  -----------  -----------
Revenue:
  Resident service fees.............................     $35,528      $16,931      $87,783      $34,279
  Other.............................................         614          331        1,321        1,010
                                                         -------      -------      -------      -------
     Total operating revenue........................      36,142       17,262       89,104       35,289
                                                         -------      -------      -------      -------
Operating expenses:
  Residence operations..............................      22,563       11,199       56,153       22,986
  Lease expense.....................................       6,672        2,802       18,088        5,833
  General and administrative........................       4,155        2,947       11,480        7,450
  Depreciation and amortization.....................       3,023        1,170        6,828        2,580
  Non-recurring charge..............................          --           --           --          977
                                                         -------      -------      -------      -------
     Total operating expenses.......................      36,413       18,118       92,549       39,826
                                                         -------      -------      -------      -------
Operating loss......................................        (271)        (856)      (3,445)      (4,537)
                                                         -------      -------      -------      -------
Other income (expense):
  Interest expense, net.............................      (1,617)      (1,326)      (2,236)      (2,448)
  Other, net........................................         (43)         (28)         (67)         (35)
  Equity in losses of unconsolidated affiliates.....         (58)          (9)        (195)         (56)
  Minority interest in losses of consolidated
    subsidiaries....................................       3,190           12        6,022           24
                                                         -------      -------      -------      -------
     Total other income (expense) net...............       1,472       (1,351)       3,524       (2,515)
                                                         -------      -------      -------      -------
Net income (loss)...................................       1,201       (2,207)          79       (7,052)
                                                         =======      =======      =======      =======
Net Income Per Share Data:

Primary:
  Net income (loss) per common and common
   equivalent share.................................        0.06        (0.13)        0.00        (0.49)

  Weighted average number of common and common
   equivalent shares outstanding....................      19,087       17,160       18,989       14,395
                                                         =======      =======      =======      =======

   See accompanying notes to supplemental consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

              SUPPLEMENTAL CONSOLIDATED STATEMENTS OF  CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                         ---------------------------------
                                                                                1997             1996
                                                                         ----------------  ---------------
Cash flows from operating activities:
  Net income (loss).................................................        $      79         $ (7,052)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization...................................            6,828            2,580
    Minority interest in losses of consolidated subsidiaries........           (6,022)             (24)
    Equity in losses of unconsolidated affiliates...................              195               56
    Increase in net resident receivables............................           (3,775)            (448)
    Increase in other current assets................................           (2,462)            (646)
    Increase (decrease) in accounts payable.........................            1,857             (211)
    Increase in accrued expenses....................................            5,900            4,594
    Changes in other assets and liabilities.........................           (5,310)            (203)
                                                                            ---------         --------
Net cash used in operating activities...............................           (2,710)          (1,354)
                                                                            ---------         --------
Cash flows from investing activities:
    Investment in property, plant and equipment and project
      development costs.............................................         (171,043)         (83,960)
    Net cash for acquisitions.......................................          (22,914)          (1,565)
    Changes in advances to unconsolidated affiliates................          (12,393)            (756)
                                                                            ---------         --------
Net cash used in investing activities...............................         (206,350)         (86,281)
                                                                            ---------         --------
Cash flows from financing activities:
    Repayments of short-term note payable...........................           (8,304)         (13,844)
    Repayments of long-term debt....................................             (301)         (14,167)
    Net proceeds from issuance of debt..............................          121,568           66,378
    Contributions by minority partners..............................            3,726            1,764
    Issuance of common stock and other capital contributions........               44           42,410
    Proceeds from sale/leaseback....................................           72,438           27,348
                                                                            ---------         --------
Net cash provided by financing activities...........................          189,171          109,889
                                                                            ---------         --------
Net (decrease) increase in cash and cash equivalents................          (19,889)          22,254
Cash and cash equivalents:
    Beginning of period.............................................           39,455           20,344
                                                                            ---------         --------
    End of period...................................................        $  19,566         $ 42,598
                                                                            =========         ========

   See accompanying notes to supplemental consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The supplemental consolidated balance sheets as of September 30, 1997 and December 31, 1996, the supplemental consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996 and the supplemental consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996 contained herein include the accounts of the Company and Sterling (collectively, the "Combined Company") and its affiliates which are under the common financial control of the Combined Company. All significant intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of such supplemental consolidated financial statements have been included. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full fiscal year.

     The supplemental consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The accompanying supplemental consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and Sterling included in their respective annual reports on Form 10-K for the year ended December 31, 1996.

(2)  ACQUISITIONS

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

     On September 1, 1997, the Company acquired operations of three WovenHearts type assisted living residences in Minnesota with an aggregate capacity of 202 beds through a lease agreement. The Company also entered into agreements to manage one Wynwood and one WovenHearts type residences located in Massachusetts and Minnesota respectively with aggregate capacity of 144 beds. The Company anticipates acquiring ownership interests in both managed residences by the end of the year.

     In September 1997, Sterling purchased two assisted living residences in Colorado for an aggregate purchase price of $6.7 million from a franchisee of Sterling. These residences have an aggregate capacity of 74 units. Sterling also entered into an agreement to manage two assisted living residences with aggregate capacity of 99 units in Oklahoma and Texas, respectively. Sterling has the option to enter into lease agreements on these residences in the fourth quarter of 1997.

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

     In September 1997, the Company obtained $25.0 million in bridge loan financings from a health care REIT. These financings bear interest rates ranging from 9.63% to 10.25% and are secured by 12 existing WovenHearts residences and by eight residences currently under construction. These loans will be repaid out of the proceeds of sale/leaseback transactions of the secured properties. These borrowings have been classified as long-term debt on the September 30, 1997 balance sheet.

     Through September 30, 1997, the Combined Company completed 33 sale/leaseback transactions resulting in net proceeds totaling $72 million. The interest rate for the above transactions averaged 10%.

(4)  SUBSEQUENT EVENT

     On October 8, 1997, the Company obtained a non-binding commitment for a $100 million credit facility from Nomura Asset Capital Corp. to be used for long term financing of the Company's assisted living residences.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          11.1 Statement Regarding Computation of Per Share Earnings

          27.1 Financial Data Schedule

     (b) Reports on Form 8-K: The Registrant filed the following reports with the Securities and Exchange Commission on Form 8-K during the quarter ended September 30, 1997:

          The Company's current report on Form 8-K filed with the Securities and Exchange Commission on August 14, 1997 reported, under Item 5, that on July 31, 1997, Alternative Living Services, Inc. announced that it had entered into an Agreement and Plan of Merger, dated as of July 30, 1997, with Sterling House Corporation, a Kansas corporation, and Merger Sub which provides for the merger of Merger Sub with and into Sterling with Sterling becoming a wholly owned subsidiary of the Company. Pursuant to the merger agreement, at the effective time of the merger, each share of Common Stock, no par value per share, of Sterling, outstanding immediately prior to the effective time will be converted into the right to receive 1.1 shares of common stock, par value $.01 per share, of the Company.

          The Company's current report on Form 8-K filed with the Securities and Exchange Commission on October 10, 1997 reported, under Item 5, that on September 23, 1997, the Company and Sterling, mailed to their respective stockholders the Joint Proxy Statement of ALS and Sterling and the Prospectus of ALS dated as of September 22, 1997, relating to (i) the Agreement and Plan of Merger, dated as of July 30, 1997, as amended, among the Company, Sterling and Merger Sub, which provides for the merger of Merger Sub with and into Sterling with Sterling becoming a wholly owned subsidiary of the Company, and (ii) the transactions contemplated thereby.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ALTERNATIVE LIVING SERVICES, INC.


Date:  November 10, 1997                     /s/  Thomas E. Komula
                                             ---------------------------
                                              Thomas E. Komula
                                              Chief Financial Officer
                                              (Principal Financial Officer)