Form 10-K
period 1997-12-31
ALTERNATIVE LIVING SERVICES INC
filed 1998-03-31
CIK 1013218

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549
                                  FORM 10-K
                    ____________________________________


[MARK ONE]

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM _________ TO ________

                       COMMISSION FILE NUMBER 1-11999
                  ________________________________________

                      ALTERNATIVE LIVING SERVICES, INC.

           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               39-1771281
        (STATE OF INCORPORATION)           (IRS EMPLOYER IDENTIFICATION NO.)

   450 N. SUNNYSLOPE ROAD, SUITE 300                     53005
             BROOKFIELD, WI                            (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (414) 789-9565
                          _________________________

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS            NAME OF EXCHANGE ON WHICH REGISTERED
         COMMON STOCK, PAR VALUE $.01              AMERICAN STOCK EXCHANGE


         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                    NONE
                              (TITLE OF CLASS)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No _____

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant is $546,029,751 as of March 5, 1998. The number of outstanding shares of the Registrant's Common Stock is 21,832,796 shares as of March 5, 1998.
                       _______________________________

                     Documents Incorporated by Reference

        Part III incorporates information by reference from the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on May 14, 1998.

The statements in this annual report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in Item
1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These include, without limitation, securing necessary licensing and permits, construction delays, cost increases on new construction, business conditions, adverse changes in general economic conditions and availability of financing for these developments. These and other risks are set forth in the reports filed by the Company with the Securities and Exchange Commission.

                                   PART I

ITEM 1. BUSINESS

OVERVIEW

Alternative Living Services, Inc. (the "Company" or "ALS") is a leading national assisted living company operating 223 assisted living residences with an aggregate capacity of approximately 9,500 residents as of December 31, 1997. Of these residences, the Company owns 32, leases 121, holds majority equity interests in entities which own 19 and lease 15, holds minority equity interests in entities which own 7 and lease 13, and manages 16 for other owners. The Company's rapid growth over the last several years has had a significant impact on the Company's results of operations and accounts for substantially all of the changes in its results of operations for the years ended 1997, 1996 and 1995. As of December 31, 1997, 1996 and 1995, the Company operated or managed residences with an aggregate capacity to accommodate approximately 9,500, 5,200 and 1,100 residents, respectively.

Since 1993, the Company has grown significantly as a result of its aggressive development and acquisition activities, which have focused on purposeful built, free-standing assisted living residences. The Company intends to continue its development strategy and, at December 31, 1997, was constructing 109 residences and developing an additional 58 residences. Of these residences, at least 110 with an aggregate capacity of approximately 5,000 residents are expected to open during 1998.

In October 1997, the Company completed its merger (the "Sterling Merger") with Sterling House Corporation ("Sterling"), which at the time of the merger operated 104 residences with an aggregate capacity of approximately 3,900 residents. In May 1996, the Company acquired New Crossings International Corporation ("Crossings"), an assisted living company which operated 15 Crossings residences with a capacity to accommodate approximately 1,420 residents throughout the western United States; and in January 1996, the Company acquired Heartland Retirement Services, Inc. ("Heartland"), an assisted living company which operated 20 WovenHearts residences with an aggregate capacity of approximately 330 residents throughout Wisconsin. The Sterling Merger was accounted for as a pooling-of-interests and both of the 1996 transactions were accounted for as purchases.

As a result of the Sterling Merger: (i) Sterling became a wholly-owned subsidiary of the Company; (ii) the Company issued approximately 5,550,000 shares of common stock in exchange for the Sterling common stock then outstanding; (iii) the Company assumed Sterling's 6.75% Convertible Subordinated Debentures (the "6.75% Debentures"); and (iv) Sterling stock options then outstanding were converted into options to acquire common stock based on the merger exchange ratio. The Company recorded charges to earnings in the quarter ended December 31, 1997 related to the Sterling Merger in the aggregate amount of $10.4 million. Of the $10.4 million merger related costs recognized in the fourth quarter of 1997, $4.7 million represent exit costs for duplicate facility locations, systems consolidation, severance arrangements and consolidation of corporate office functions. These exit costs are reflected as a non-recurring restructuring charge in the Statements of Operations. The balance of the merger related costs, $5.7 million, represent investment banking, legal, accounting, printing and consulting costs related to the transaction and are included in general and administrative expense as required under the pooling-of-interests accounting method.

ASSISTED LIVING PRODUCT LINES

The Company operates multiple residence models designed to meet the increasing personal and health care needs of the private pay elderly population. Each residence model offers a full range of assisted living services, and its dementia residence model also offers specialized care for residents with Alzheimer's disease and other dementias. Each of the Company's residence models targets a distinct segment of the elderly population through site selection, building design, staffing, service and care plans, as well as pricing structures based on the needs and characteristics of each targeted segment. All of the Company's residences incorporate its philosophy of preserving resident's privacy, encouraging individual choice and fostering independence in a "home-like" setting.

Frail-Elderly Models.   The Company's frail-elderly residence models offer
residents a choice of private or shared, fully-furnished accommodations with ongoing health assessments by a nurse, 24-hour assistance with activities of daily living ("ADL's"), three meals a day plus snacks, organized social activities, housekeeping and personal laundry services. All residents are assessed at admission to determine the level of care and service required and placed in one of four levels ranging from basic care to three different levels of advanced care. In addition, each of the Company's frail-elderly residence models offers its residents participation in the RISE and ESP ancillary support programs. See "--Assisted Living Care and Service Programs." The Company's frail-elderly residence models are described below.

- Wynwood. These multi-story residences are designed to serve primarily upper income frail elderly individuals in metropolitan and suburban markets. The Wynwood residences typically range in size from 37,500 to 45,000 square feet and accommodate 60 to 78 residents. To achieve a more residential environment in these large buildings, each wing or "neighborhood" in the residence contains design elements scaled to a single-family home and includes a living room, dining room, patio or enclosed porch, laundry room and personal care area, as well as a care giver work station. The Company generally maintains a minimum care giver to resident ratio of approximately one to 10 at each of these residences and increases staffing levels to a ratio as high as one to six to accommodate the care needs of the resident population. The Company customarily charges monthly rates per resident ranging from $1,800 to $2,700 for a shared room and from $2,500 to $3,100 for a private room.

- Sterling House. These apartment-style residences are generally located in select suburban communities and in small or medium sized towns with populations of 10,000 or more persons. These residences range in size from 20,000 to 30,000 square feet and usually contain from 33 to 50 private apartments, offering residents a choice of studio, one-bedroom and one-bedroom deluxe apartments. These apartments typically include a bedroom area, private bath, living area, individual temperature control and kitchenettes and range in size from 320 to 420 square feet. Like the Crossings model, common space is dispersed throughout the building and it is residentially scaled. The Company generally maintains care staff to resident ratios ranging from approximately one to eight to one to 16, depending on the care needs of the residents. The Company customarily charges monthly rates per resident from $1,300 to $2,800 depending on the apartment type, level of services required, resident acuity and the geographic location of the residence.

- Crossings. These apartment-style residences are generally located in metropolitan markets. Apartment-style residences are favored in certain markets in the United States, particularly throughout Western states. The Company believes this residence model enables it to capture a broader segment of the assisted living market. These multi-story residences range in size from 45,000 to 65,000 square feet and accommodate 60 to 80 residents, who choose among studio, one-bedroom and two-bedroom apartments. These apartments typically include a bedroom, a kitchenette, a full bathroom and a living/dining area and range in size from 280 to 700 square feet. Like the Sterling House residence model, common space is dispersed throughout the buildings and includes a central dining room, a library, various activity rooms, laundry rooms and a beauty shop. The Company generally maintains care staff to resident ratios ranging from approximately one to 12 to one to 16, depending upon the care needs of the residents. The Company customarily charges monthly rates per resident ranging from $1,500 to $3,300.

- WovenHearts. These residences are designed to meet the needs of frail elderly individuals in smaller markets who may be experiencing the early stages of Alzheimer's disease. WovenHearts residences range in size from 7,000 to 12,000 square feet, accommodate 20 residents and are being expanded to accommodate 36 residents. These single-story residences resemble, and can generally be constructed on a site suitable for, a single family home. These residences have multiple common areas that are easily accessible from any resident room and include a living room, a den, an entertainment room, several personal care areas as well as a large kitchen area which opens into an adjoining dining room. This design allows residents to participate in familiar daily activities (such as assisting with meals, laundry and housekeeping) which promote maintenance of their functional abilities. Most of the resident units are private and fully furnished, though shared accommodations are also available. The Company generally maintains a minimum care giver to resident ratio of approximately one to 12 at its WovenHearts residences. The Company customarily charges monthly rates per resident ranging from $1,700 to $2,200.

Dementia Model. The Company's specially designed, free-standing dementia residence model serves the programmatic needs of individuals with Alzheimer's disease and other dementias. The Company's dementia model residents typically require higher levels of care and services as a result of their progressive decline in cognitive abilities, including impaired memory, thinking and behavior. These residents require increased supervision because they are typically highly confused, wander prone and incontinent. As a result, these residences have a staffing pattern which includes a full-time nurse and a care giver to resident ratio of approximately one to six. Due to the generally high level of care required by residents, a single-tier pricing structure is used. The Company's dementia residence model is described below.

- Clare Bridge. The Company's Clare Bridge dementia residence model ranges in size from 20,500 to 28,000 square feet, is a single-story residence accommodating 38 to 52 residents and is primarily located in metropolitan and suburban markets. The Company seeks to create a "home-like" setting that addresses the resident's cognitive limitations using internal neighborhoods consisting of rooms which are scaled to the size typically found in an upper-income, single family home with the same level of furniture, fixtures and carpeting. Key features specific to the needs of Clare Bridge residents generally include indoor wandering paths, a simulated "town-square" area, secure outdoor spaces with raised gardening beds, directional aids to assist in "wayfinding" such as signs, color-coded neighborhoods and memory boxes with the resident's photograph outside of their unit, and specifically designed furniture suitable for incontinent residents. The Company generally charges monthly rates per resident ranging from $2,800 for a shared room to $4,000 for a private room in its Clare Bridge residences.

In addition, the Company Sterling House model can be expanded to serve the needs of individuals with Alzheimer's disease and other more severe dementias through the addition of a Sterling Cottage. The Sterling Cottage is typically a 12 apartment modular addition to a Sterling House residence that includes separate entrances, an internal wandering path and more intensive care giver staffing. The Company customarily charges monthly rates per resident from $2,800 to $3,500 for services delivered in the Sterling Cottage setting.

ASSISTED LIVING CARE AND SERVICE PROGRAMS

The Company offers a full range of assisted living care and services based upon individual resident needs. Prior to admission, all residents are assessed by the Company's professional staff to determine the appropriate residence model and level of care and services required by such residents. Subsequently, individual care plans are developed by residence staff in conjunction with the residents, their families and their physicians. These plans are periodically reviewed, typically at six month intervals, or when a change in medical or cognitive status occurs. Each of the Company's assisted living residence models is designed to accommodate residents as they age in place and require increasing levels of care. To oversee the delivery of care and services, the Company assigns a licensed nurse to each of its residences. The Company believes that this level of attention to the health care needs of its residents enables them to remain in the Company's residences, in many cases, for the rest of their lives. At each of the Company's frail elderly residence models, residents are placed in one of several care levels depending upon their individual needs. At its Clare
                                       3

Bridge residences, the Company currently uses a single care structure. The Company's care levels include a basic care program, several advanced care programs as well as additional ancillary service programs as further described below.

      Basic Care. At this level, residents are provided with a variety of services, including 24 hour assistance with ADLs, ongoing health assessments by a professional nurse, three meals per day and snacks, coordination of special diets planed by a registered dietitian, assistance with coordination of physician care, physical therapy and other medical services, social and recreational activities, housekeeping and personal laundry services.

      Advanced Care. The Company also offers higher levels of personal and health care services to residents who require more frequent or intensive physical assistance or increased care and supervision due to cognitive impairments. The Company offers three advanced care levels which provide residents with increasing levels of care and services dependent on the residents' changing needs. Rates charged for these services are added to the rate charged for basic care. The Company generally charges an additional $300 to $750 per month depending upon the level and frequency of care required and staffing needs. Residents in the highest care level are typically very physically frail or experiencing early stages of Alzheimer's disease or other dementia. Physically frail residents may require complex medication management, assistance with most or all ADLs, two-person transfer from a wheelchair or incontinence care. Residents with cognitive impairment may require frequent staff interaction and intervention due to confusion.

      RISE (Restoring Independence, Strength and Energy). Crossings residences also offer RISE, a one-on-one exercise program designed to help residents regain their independence and become healthier, and stronger by improving flexibility, balance, strength and endurance. The program is targeted to residents with health concerns related to Parkinson's disease, strokes, osteoarthritis, osteoporosis, congestive heart disease, hip fractures and other limitations in ambulation and mobility. Monthly rates for the program range from $90 to $400 depending on the frequency and duration of sessions.

      ESP (Extended Support Program). ESP, also offered at Crossings residences, is a program designed to provide additional structure and personal attention to residents with early stages of dementia. Regularly scheduled group recreational activities and social events help residents build self-esteem and decrease anxiety related to confusion and disorientation. The ESP program has been successful in retaining residents who, due to their dementia, might otherwise need to relocate to a more supportive environment. The monthly program rates range from $325 to $450.

      Access to Specialized Medical Services. The Company assists its residents with the coordination of access to medical services from third parties, including home health care, rehabilitation therapy, pharmacy services and hospice care. These providers are often reimbursed directly by the resident or a third party payor, such as Medicare. In the future, the Company may elect to provide these services directly using its own skilled employees or through a joint venture agreement with a skilled provider.

      Alzheimer's Care. The Company believes it is one of the leading providers of care to residents with cognitive impairments, including Alzheimer's and other dementias, in its free-standing Clare Bridge residences. The Company's programs provide the attention, care and services needed to help cognitively impaired residents maintain a higher quality of life. Specialized services include assistance with ADLs, behavior management and a life-skills based activities program, the goal of which is to provide a normalized environment that supports resident's remaining functional abilities. Whenever possible, residents participate in all facets of daily life at the residence, such as assisting with meals, laundry and housekeeping.

      Residents requiring greater levels of supervision or more specialized programming due to Alzheimer's disease or other dementias may be recommended for transfer to one of the Company's Clare Bridge residences. In the event that a resident's acuity level reaches a level such that the

      Company is unable to meet the resident's needs, the Company maintains relationships with local hospitals and skilled nursing facilities to facilitate resident transfers.

JOINT VENTURES AND STRATEGIC ALLIANCES

In further support of its development strategy, the Company has formed strategic alliances and joint ventures with established real estate development partners. These alliances and joint ventures have enabled the Company to develop and construct additional residences while reducing the investment of, and associated risk to, the Company.

Joint Venture with Continuing Care Concepts, Inc. In 1994, the Company established a joint venture with Continuing Care Concepts, Inc. ("CCC") to develop, own and operate assisted living residences in target market areas throughout Pennsylvania, Delaware and New Jersey (the "ALS-East Territory"). CCC is a corporation owned and controlled by DeLuca Enterprises, Inc., an eastern Pennsylvania-based commercial real estate development and construction company. The joint venture arrangement between ALS and CCC contemplates the joint development of residences in the ALS-East Territory, and CCC will have a right of first refusal to provide 20% of the equity for any future residences developed by ALS in the ALS-East Territory. Losses from the operation of residences jointly owned by ALS and CCC are allocated on a basis consistent with the respective partners' interest in cash distributions and economic substance of the joint venture arrangement which results in losses disproportionately allocated to CCC to the extent of its capital account. Upon the six month anniversary of the opening of a residence jointly owned by ALS and CCC, CCC shall have the right to require the Company to purchase CCC's interest in such residence (put option) and the Company shall have an option to acquire (call option) CCC's interest in such residence at a purchase price based upon the appraised fair market value of the residence.

Joint Venture with Days Development Company. The Company has established a joint venture (the "ALS-Carolina J.V.") with Days Development Company, L.C. a Roanoke, Virginia-based commercial real estate development and construction company ("Days") to develop, own and operate assisted living residences in target market areas throughout North and South Carolina (the "ALS-Carolina Territory"). The joint venture arrangement between ALS and Days contemplates the joint development of residences in the ALS-Carolina Territory through November 2000. Days or its affiliates will serve as ALS's exclusive general contractor in the ALS-Carolina Territory, and Days will have a right of first refusal to provide 20% of the equity for any future residences developed by ALS in the ALS-Carolina Territory. Losses from the operation of residences jointly owned by ALS and Days are allocated on a basis consistent with the respective partners' interest in cash distributions and economic substance of the joint venture arrangement which results in losses disproportionately allocated to Days to the extent of its capital account. Upon the six month anniversary of the opening of a residence jointly owned by ALS and Days, Days shall have the right to require the Company to purchase Days' interest in such residence (put option) and the Company shall have an option to acquire (call option) Days' interest in such residence at a purchase price based upon the appraised fair market value of the residence.

Joint Venture with Pioneer Development Company. The Company has entered into a joint venture relationship (the "ALS-Northeast J.V.") with Pioneer Development Company, a Syracuse, New York-based commercial real estate development and construction company ("Pioneer"), to develop, own and operate assisted living residences in targeted market areas throughout New York, Massachusetts, Connecticut and Rhode Island (the "ALS-Northeast Territory"). Pioneer and the Company agreed to capitalize and form separate project entities during a five-year development term commencing in September 1996 to develop, construct, open and operate residences in the ALS-Northeast Territory, with the Company and Pioneer owning and funding either a 51% and 49% equity interest, or an 80% and 20% equity interest, respectively, in such project entities. During such development term, the Company and Pioneer have agreed not to independently engage in other competitive activities in the ALS-Northeast Territory, subject to certain limited exceptions. Pioneer will provide development and construction management services to the ALS-Northeast J.V. and ALS will manage the ALS-Northeast residences, all pursuant to agreed upon arrangements. Losses from the operation of residences jointly owned by ALS and Pioneer are allocated on a basis consistent with the respective partners' interest in cash distributions and economic substance of the joint venture arrangement which results in losses disproportionately allocated to Pioneer to the extent of its capital account.

With respect to each ALS Northeast Territory residence, upon the first to occur
(i) such residence achieving a 75% occupancy or (ii) the six-month anniversary of the opening of such residence, Pioneer shall have the right to require the Company to purchase Pioneer's interest in the residence (put option) and the Company shall have an option to acquire (call option) Pioneer's interest in such ALS-Northeast residence. The purchase price payable upon exercise of the put and call options are based on the appraised fair market value of the residence and shall be payable in cash and/or shares of common stock.

Fee Development Relationship with Western Communities Corporation. In May 1996, the Company entered into a Pre-Construction Coordination Agreement (the "WCC Agreement"), with Western Communities Corporation, a Tempe, Arizona-based construction and development firm ("WCC"), pursuant to which WCC is responsible for (i) locating suitable sites in communities in Arizona designated by the Company ("Project Areas") for development of the Company's assisted living and dementia care residences; (ii) assisting the Company in its site selection process; and (iii) obtaining all required governmental approvals within a specified time period. WCC is entitled to a project development fee of $50,000 per project site and to reimbursement of 110% of costs and expenses. If WCC does not obtain the required approvals within the specified time, it must refund the development fee (but not costs and expenses) for that project site to the Company; however, the obligation to refund such fee is limited to the first four Project Areas designated by the Company in each of 1996 and 1997. Upon acquisition of a project site, the parties intend to enter into a mutually satisfactory construction management agreement pursuant to which WCC will manage the construction of the facility. The WCC Agreement provides that during the two year term of the WCC Agreement, the Company and WCC will not enter into a similar agreement with any other person and that WCC will not locate or develop sites for assisted living or dementia care residences in Arizona without first offering such sites to the Company.

Sterling Development Partnerships. In February 1997, Sterling formed a wholly owned subsidiary, Coventry Corporation ("Coventry"), to enter into joint venture agreements with certain development partners. Pursuant to the applicable joint venture agreements, Coventry holds interests in various limited liability companies and limited partnerships (the "Development Partnerships") formed to develop Sterling House residences. The Company's development partners generally provide construction management expertise, access to existing relationships with local contractors, suppliers and municipal authorities, knowledge of local and state building codes and zoning laws and assistance with site location for new residences while investing capital and sharing in the development risk of new properties. The Company participates in financing residences, contributes operational and industry expertise and has management responsibility for the residences. The Company has both the option, at its election, and an obligation, at the election of its development partners, to acquire the equity interests of the other partners at fair market value (subject to certain limitations) at predetermined times. Losses from operation of residences jointly owned by Coventry and the Development Partners are disproportionately allocated to the Development Partners to the extent of their capital accounts.

GOVERNMENT REGULATION

Health care is an area of extensive and frequent regulatory change. The assisted living industry is relatively new and, accordingly, the manner and extent to which it is regulated at the Federal and state levels is evolving.

The Company's assisted living residences are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. In some states in which the Company operates, the term "assisted living" may have a statutory definition limited to a particular type of program or population. Some of the Company's assisted living residences may fall into other licensing categories or may not require licensing in states with specific "assisted living" programs, although such residences may offer services requiring licensure (e.g., licensed home care services). Although regulatory requirements vary from state to state, these requirements generally address, among other things: personnel education, training and records; staffing levels; facility services, including administration and assistance with self-administration of medication, and limited nursing services; physical residence specification; furnishing of residence units; food and housekeeping services; emergency evacuation plans; and residence rights and responsibilities. New Jersey and Connecticut also requires each assisted living residence to obtain a Certificate of Need ("CON") prior to its opening. The Company's residences are also subject to various state or local building codes and other ordinances, including safety codes. Management anticipates that the states which are establishing regulatory frameworks for assisted living residences will require licensing of assisted living residences and will establish varying requirements with respect to such licensing.

The Company has obtained all required licenses for each of its residences and expects that it will obtain all required licenses for each new residence. Each of the Company's licenses must be renewed annually or biannually. The Company has also obtained a CON for each residence under construction or development in New Jersey and is in the process of obtaining CONs for the residences under development in Connecticut.

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

Federal and state anti-remuneration laws, such as the Medicare/Medicaid anti-kickback law, govern certain financial arrangements among health care providers and others who may be in a position to refer or recommend patients to such providers. These laws prohibit, among other things, certain direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or, the recommending of, a particular provider of health care items or services. The Medicare/Medicaid anti-kickback law has been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referral. Similar state laws vary from state to state, are sometimes vague and seldom have been interpreted by courts or regulatory agencies. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participation in (i.e., furnishing covered items or services to beneficiaries) the Medicare and Medicaid programs. Although the Company receives only a small portion of its total revenues from certain Medicaid waiver programs and is otherwise not a Medicare or Medicaid provider or supplier, it is subject to these laws because (i) the state laws typically apply regardless of whether Medicare or Medicaid payments are at issue and (ii) as required under some state licensure laws, and for the convenience of its residents, some of the Company's assisted living residences maintain contracts with certain health care providers and practitioners, including pharmacies, home health organizations and hospices, through which the health care providers make their health care items or services (some of which may be covered by Medicare or Medicaid) available to the Company's residents. There can be no assurance that such laws will be interpreted in a manner consistent with the practices of the Company.

In order to comply with the terms of the revenue bonds used to finance nine of the Company's residences, the Company is required to lease a minimum of 20% of the apartments in each such residence to low or moderate income persons as defined pursuant to the Internal Revenue Code of 1986, as amended.

The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. A portion of the Company's personnel is paid at rates related to the federal minimum wage and accordingly, increases in the minimum wage will result in an increase in the Company's labor costs.

The sale of franchises is regulated by the Federal Trade Commission and by certain state agencies located in jurisdictions other than those states where the Company currently operates. Principally, these regulations require that certain written disclosures be made prior to the offer for sale of a franchise. The disclosure documents are subject to state review and registration requirements and must be periodically updated, not less frequently than annually. In addition, some states have relationship laws which prescribe the basis for terminating a franchisee's rights and regulate both the Company's and its franchisee's post-termination rights and obligations.

Management is not aware of any non-compliance by the Company with applicable regulatory requirements that would have a material adverse effect on the Company's financial condition or results of operations.

COMPETITION

The long-term care industry is highly competitive and, given the relatively low barriers to entry and continuing health care costs containment pressures, the Company expects that the assisted living segment of such industry will become increasingly competitive in the future. The Company competes with other providers of elderly residential care on the basis of the breadth and quality of its services, the quality of its residences and, with respect to private pay patients or residents, price. The Company also competes with other providers of long-term care in the acquisition and development of additional residences. The Company's current and potential competitors include national, regional and local operators of long-term care residences, extended care centers, assisted/independent living centers, retirement communities, home health agencies and similar providers, many of which have significantly greater financial and other resources than the Company. In addition, the Company competes with a number of tax-exempt nonprofit organizations which can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company and which are generally exempt from income tax. While the Company's competitive position varies from market to market, the Company believes that it competes favorably in substantially all of the markets in which it operates based on key competitive factors such as the breadth and quality of services offered, residence quality, recruitment and retention of qualified health care personnel and reputation among local referral sources.

TRADEMARKS

Sterling House(R), Crossings(R) and WovenHearts(R) are registered service marks of the Company and the Company claims service mark protection in the marks Alternative Living ServicesSM , WynwoodSM, and Clare BridgeSM.

EMPLOYEES

At December 31, 1997, the Company employed approximately 3,475 full-time employees and 2,460 part-time employees. None of the Company's employees are represented by a collective bargaining group.

THE COMPANY AND ITS PREDECESSORS

The Company was organized in December 1993, and was initially capitalized by Evergreen Healthcare, Inc. ("Evergreen") and Care Living Centers, Inc. ("CLC"). Evergreen, then a NYSE-listed operator of long-term care facilities, merged with GranCare, Inc. ("GranCare") in July 1995. At the time of the Company's organization, CLC was owned 25% by William F. Lasky, the Company's Chief Executive Officer, and 75% by two other shareholders. Pursuant to the terms of an acquisition agreement between Evergreen, CLC and Alternative Living Services, a Wisconsin general partnership owned 50% by Mr. Lasky and 50% by two other individuals (the "ALS Partnership"), the Company was initially capitalized with (i) $2.7 million contributed by Evergreen, of which $330,000 was in cash, $170,000 was in satisfaction of a short-term advance and $2.2 million was in common stock subscribed in exchange for a 51 % interest in the Company and (ii) certain assets and contractual rights owned by CLC were contributed in exchange for the remaining 49% interest in the Company issued to CLC. Immediately prior to the consummation of the transaction (i) Assisted Care, Inc. ("Assisted Care"), a corporation formed by the shareholders of CLC in 1989 to develop assisted living facilities outside of the State of Wisconsin, was merged with and into CLC and (ii) the ALS Partnership conveyed certain of its assets relating to its assisted living business to CLC. Assisted Care and the ALS Partnership were under common control through Mr. Lasky and one other shareholder.

ITEM 2. PROPERTIES

The table below sets forth certain information with respect to the Company's residences which are operated by the Company as of December 31, 1997. The Company owns, leases, holds equity interest in or manages, on behalf of third parties, these residences.

                              OPERATING RESIDENCES


           OWNED (1)     LEASED (2)    UNCONSOLIDATED (3)    MANAGED (4)       TOTAL
          ------------  ------------  --------------------  --------------  -----------
LOCATION  RES.   CAP.   RES.   CAP.     RES.       CAP.      RES.    CAP.   RES.  CAP.
--------  -----  -----  -----  -----  ---------  ---------  ------  ------  ----  -----
AZ            2     86     --     --         --         --      --      --     2     86
CA           --     --      1    140         --         --      --      --     1    140
CO            4    215      4    376          1         42       3     142    12    775
FL            3    166     17    700          5        210      --      --    25  1,076
ID            1     76      2    158         --         --      --      --     3    234
KS            6    176     11    357         --         --       1      43    18    576
MA           --     --     --     --         --         --       1      72     1     72
MI            5    224      5    168         --         --      --      --    10    392
MN            2     40      8    259         --         --       1      72    11    371
NC            3    158      1     38         --         --      --      --     4    196
ND           --     --      1     63         --         --      --      --     1     63
NJ            1     50     --     --         --         --      --      --     1     50
NV           --     --      2    155         --         --      --      --     2    155
NY            8    580      1     80         --         --      --      --     9    660
OH            2     84      4    153          6        242       1      42    13    521
OK            1     33     22    763          1         46       2      64    26    906
OR           --     --      8    650         --         --      --      --     8    650
PA            2     52      4    281         --         --      --      --     6    333
TX           --     --     21    799          4        166       1      35    26  1,000
WA           --     --      4    404         --         --      --      --     4    404
WI           11    201     20    503          3         55       6      48    40    807
--        -----  -----  -----  -----  ---------  ---------  ------  ------  ----  -----
TOTAL        51  2,141    136  6,047         20        761      16     518   223  9,467
          =====  =====  =====  =====  =========  =========  ======  ======  ====  =====

(1) Owned residences are those that are wholly or majority owned by the Company and may be subject to one or more mortgages.
(2) Leased residences are those that are operated by the Company and are leased from a third party.
(3) Unconsolidated residences are those residences operated by ALS in which ALS owns a minority equity interest.
(4) Managed residences are those residences that ALS operates under management arrangements but does not possess an ownership interest. ALS has an option to purchase or lease nine of these residences.

86% of all operating residences are four years old or less and the remaining 14% range from five to eleven years old.

At December 31, 1997, the Company was in various stages of constructing 109 residences and is developing 58 residences. Set forth below is certain information with respect to residences in construction and residence sites in development on December 31, 1997.

           UNDER CONSTRUCTION      UNDER DEVELOPMENT
          ---------------------  ---------------------
LOCATION  RESIDENCES  CAPACITY   RESIDENCES  CAPACITY
--------  ----------  ---------  ----------  ---------
AZ                6         280           5        263
CO                2          92           4        200
CT               --          --           2        130
DE                1          72          --         --
FL               20         894           6        248
IN                6         252           6        256
MI               20         720          --         --
MN                8         310          --         --
NJ                3         102           9        376
NY                1          52           4        180
NC               13         608           1         42
OH                7         295           4        169
OR                1          54           1         52
PA                7         290           3        116
SC               10         414           2         84
TN                2          88           6        254
WA               --          --           5        260
WI                2          62          --         --
--
TOTAL           109       4,585          58      2,630
                ===       =====         ===      =====

           Certain of the residences under construction or development may be owned directly by joint venture entities in which the Company will own varying percentages of equity interests. See "Business - Joint Ventures and Strategic Alliances."

           "Construction" means that construction activities have occurred (ground breaking) and are ongoing. "Development" means that the site is under "control" (pursuant to purchase agreements or options or otherwise) and development activities with respect to the site have commenced and are ongoing (such as site permitting, preparation of surveys and architectural plans, and negotiation of construction contracts).

Residences under development may not in fact be constructed for a variety of reasons, including zoning, permitting, health care licensing and cost related issues. In addition to residences listed in the table above as "under development," the Company is also engaged in preliminary development activities with respect to other possible sites for future residences.


ITEM 3.  LEGAL PROCEEDINGS

Other than routine litigation incidental to its business, the Company is not currently a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) A special meeting of stockholders was held on October 23, 1997 in Chicago, Illinois.

(b)  The meeting did not involve the election of directors.

(c)  The matters voted upon and the results of the voting were as follows:

     (1) The stockholders voted 9,593,623 shares in the affirmative and 44,630 shares in the negative to approve and adopt the Agreement and Plan of Merger dated as of July 30, 1997, as amended as of September 2, 1997, by and among the Company, Sterling and Tango Merger Corporation ("Merger Sub"), a wholly owned subsidiary of the Company, pursuant to which Merger Sub would merge with and into Sterling.
           Stockholders holding 10,435 shares abstained from voting on this proposal.

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


                                   PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

The Company's Common Stock is listed and traded on the American Stock Exchange
(AMEX) under the symbol "ALI". The Common Stock has been listed on the AMEX since August 6, 1996, the date of the Company's initial public offering. The number of holders of record of the Company's Common Stock as of March 3, 1998 was approximately 3,600.

The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported on AMEX.

                                     High      Low
                                    -------  -------
1997:
First Quarter......................  17-3/4   11-7/8
Second Quarter.....................  23-1/4   14-7/8
Third Quarter......................  25-1/2  21-3/16
Fourth Quarter..................... 29-9/16       23
1996:
Third Quarter (commencing 8/6/96)..  15-1/8   12-7/8
Fourth Quarter.....................  15-1/4   10-7/8

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


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated historical financial data of the Company presented below for each of the five years ended December 31, 1997 has been derived from the Company's audited consolidated financial statements appearing elsewhere in this report and should be read in conjunction with those financial statements and related notes. The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included in the report (in thousands, except per share data).

                                                                                    YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------------------------
                                                                                  THE COMPANY                           PREDECESSOR
                                                 --------------------------------------------------------------------    ----------
                                                    1997          1996            1995          1994       1993(1)       1993(1)
                                                 ----------------------------------------------------------------------------------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA :
Revenue:
Operating revenue..............................     $130,744        $55,637         $15,061       $7,228    $   823         $2,641
                                                 -----------  -------------  --------------  -----------   --------   ------------
Operating expenses:
 Residence operations..........................       81,558         35,977           8,717        3,185        300          1,672
 Lease expense.................................       25,524          9,035             944          697         19            563
 General and administrative....................       22,168         11,143           5,890        3,489        545            423
 Depreciation and amortization.................        9,271          4,223           1,275          346         31            101
 Non-recurring charge..........................        4,656            976              --           --         --             --
                                                 -----------  -------------  --------------  -----------   --------   ------------
    Total operating expenses...................      143,177         61,354          16,826        7,717        895          2,759
                                                 -----------  -------------  --------------  -----------   --------   ------------
Operating loss.................................      (12,433)        (5,717)         (1,765)        (489)       (72)          (118)
Other income (expense):
 Interest expense, net.........................       (3,932)        (3,231)           (984)        (397)       (79)           (48)
 Equity in losses of unconsolidated affiliates.         (226)           (52)           (716)        (299)        --             --
 Minority interest in losses of consolidated
  subsidiaries.................................        8,440             76             160           48        (10)            --
 Other, net....................................         (112)           (31)            479           --         --             --
                                                 -----------  -------------  --------------  -----------   --------   ------------
    Total other income (expense), net..........        4,170         (3,238)         (1,061)        (648)       (89)           (48)
                                                 -----------  -------------  --------------  -----------   --------   ------------
Loss before income taxes.......................       (8,263)        (8,955)         (2,826)      (1,137)      (161)          (166)
Income taxes (benefit).........................           --           (159)           (991)          --         15             --
                                                 -----------  -------------  --------------  -----------   --------   ------------
Loss before extraordinary item.................       (8,263)        (8,796)         (1,835)      (1,137)      (176)          (166)
Extraordinary item - loss from early retirement
Of financing agreements........................           --             --          (1,176)          --         --             --
                                                 -----------  -------------  --------------  -----------   --------   ------------
    Net loss...................................     $ (8,263)       $(8,796)       $ (3,011)     $(1,137)   $  (176)        $ (166)
                                                 ===========  =============  ==============  ===========   ========   ============
Basic loss per common share:
 Loss before extraordinary item (2)............     $  (0.44)       $ (0.57)        $ (0.24)      $(0.26)
 Extraordinary item (2)........................           --             --           (0.15)          --
                                                 -----------  -------------  --------------  -----------
Basic and diluted loss per common
 share (2).....................................     $  (0.44)       $ (0.57)        $ (0.39)      $(0.26)
Weighted average common shares                   ===========  =============  ==============  ===========
 outstanding (2)...............................       18,651         15,429           7,782        4,322
                                                 ===========   =============  ==============  ===========

                                                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------- -------------
                                                                                   THE COMPANY                       PREDECESSOR
                                                 ------------------------------------------------------------------- -------------
                                                     1997          1996            1995          1994      1993(1)   1993(1)
                                                 ----------     ----------      ----------    ---------- ---------  ----------
                                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents......................     $ 79,838      $39,455         $20,394     $    896   $  324       --
Short-term investments.........................       90,000           --              --           --       --       --
Working capital (deficit)......................      129,528       20,532          10,425       (1,723)    (472)    (369)
Total assets...................................      553,552      204,353          82,450       18,160    3,341      759
Long-term obligations..........................      318,069       68,625          23,663        7,365      678      134
Stockholders' equity...........................      143,897       91,064          45,466        3,765       25      349

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

(2) Basic and diluted per share amounts are the same since potentially issuable shares related to stock options and convertible debt would have an anti-dilutive effect.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading national assisted living company operating 223 assisted living residences with an aggregate capacity of approximately 9,500 residents as of December 31, 1997. Of these residences, the Company owns 32, leases 121, holds majority interests in entities which own 19 and lease 15, holds minority interests in entities which own 7 and lease 13, and manages 16 for other owners. The Company's rapid growth over the last several years has had a significant impact on the Company's results of operations and accounts for substantially all of the changes in its results of operations for the years ended 1997, 1996 and 1995. As of December 31, 1997, 1996 and 1995, the Company operated or managed residences with an aggregate capacity to accommodate approximately 9,500, 5,200 and 1,100 residents, respectively.

Since 1993, the Company has grown significantly as a result of its aggressive development and acquisition activities, which have focused on purposeful built, free-standing assisted living residences. The Company intends to continue its development strategy and, at December 31, 1997, was constructing 109 residences and developing an additional 58 residences. Of these residences, at least 110 with an aggregate capacity of approximately 5,000 residents are expected to open during 1998.

In October 1997, the Company completed the Sterling Merger, which at the time of the merger operated 104 residences with an aggregate capacity of approximately 3,900 residents. In May 1996, the Company acquired Crossings, an assisted living company which operated 15 Crossings residences with a capacity to accommodate approximately 1,420 residents throughout the western United States; and in January 1996, the Company acquired Heartland, an assisted living company which operated 20 WovenHearts residences with an aggregate capacity of approximately 330 residents throughout Wisconsin. The Sterling Merger was accounted for as a pooling-of-interest and both of the 1996 transactions were accounted for as purchases.

As a result of the Sterling Merger, (i) Sterling became a wholly-owned subsidiary of the Company; (ii) the Company issued approximately 5,550,000 shares of common stock in exchange for the Sterling common stock then outstanding; (iii) the Company assumed the 6.75% Debentures; and (iv) the Sterling stock options then outstanding were converted into options to acquire common stock based on the merger exchange ratio. Of the $10.4 million merger related costs recognized in the fourth quarter of 1997, $4.7 million represent exit costs for duplicate facility locations, systems consolidation, severance arrangements and consolidation of corporate office functions. These exit costs are reflected as a non-recurring restructuring charge in the Statement of Operations. The balance of the merger related costs, $5.7 million, represent investment banking, legal, accounting, printing and consulting costs related to the transaction and are included in general and administrative expense as required under the pooling-of-interests accounting method.

The following discussion and analysis relates to, and should be read in conjunction with, the consolidated financial statements included elsewhere herein. These financial statements give retroactive effect to the Sterling Merger consummated on October 23, 1997, which has been accounted for as a pooling-of-interests. See "Index to Consolidated Financial Statements."

YEARS ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

Operating Revenue. Operating revenues for the year ended December 31, 1997 were $130.7 million representing an increase of $75.1 million, or 135%, from the $55.6 million for the comparable 1996 period. Substantially all of this increase resulted from the addition of newly constructed residences, the acquisition of Crossings in May 1996 and other acquisitions. The Company operated 223 residences at December 31, 1997 compared to 136 residences at December 31, 1996.

Residence Operating Expenses. Residence operating expenses for the year ended December 31, 1997 increased to $81.6 million from $36.0 million for the comparable 1996 period primarily as a result of an increase in the number of residences operated during the 1997 period. Operating expense as a percentage of operating revenue for the year ended December 31, 1997 and 1996 was 62.4% and 64.7%, respectively.

Lease Expense. Lease expense for the year ended December 31, 1997 was $25.5 million, compared to $9.0 million in the comparable period in 1996. Such increase was attributable to the acquisition of Crossings residences in May 1996, 13 residences of which are leased, the sale/leaseback of 12 residences in December 1996 and utilization of sale/leaseback financing totaling $160.7 million during 1997.

General and Administrative Expense. General and administrative expenses for the year ended December 31, 1997 were $16.5 million, before Sterling Merger related charges of $5.7 million, compared to $11.1 million for the comparable 1996 period. General and administrative expense, before Sterling Merger related charges, as a percentage of operating revenue declined from 20% in the year ended December 31, 1996 to 13% in the year ended December 31, 1997. The increase in general and administrative expenses was primarily attributable to salaries, related payroll taxes and employee benefits for additional corporate personnel retained to support the Company's rapid growth. The $5.7 million of Sterling Merger costs represents investment banking, legal, accounting and consulting costs related to the transaction. The Company expects that its general and administrative expenses will continue to decrease as a percentage of operating revenue as the Company grows and achieves additional economies of scale.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 1997 was $9.3 million, representing an increase of $5.0 million, or 120%, from $4.2 million for the comparable period in 1996. This increase resulted primarily from depreciation of fixed assets and amortization of pre-opening costs on the larger number of new residences that opened during 1997 and the fourth quarter of 1996. The Company amortizes pre-opening costs over a twelve month period from the date the residence is available for occupancy.

Non-recurring Charge. The Company recorded a $4.7 million non-recurring charge related to the Sterling Merger. The non-recurring charge established reserves for exit costs for duplicate facility locations, systems consolidation, severance arrangements and consolidation of corporate office functions.

Interest Expense, and Interest Income. Interest expense, net of interest income, was $3.9 million for the year ended December 31, 1997 compared to $3.2 million for the comparable period in 1996. Gross interest expense for the 1997 period was $13.4 million compared to $7.0 million for the 1996 period, an increase of $6.4 million. This increase is primarily attributable to the issuance of the 7% Convertible Subordinated Debentures due 2004 (the "7% Debentures") in May 1997, the issuance of the 6.75% Debentures in May 1996 and an increase in the amount of construction financing used in the 1997 period as compared to the 1996 period. The Company capitalized $6.7 million of interest expense in the 1997 period compared to $1.9 million in the comparable 1996 period due to increased construction activity in 1997. Construction in progress was $114.3 million at December 31, 1997 compared to $53.1 million at December 31, 1996. Interest income for the 1997 period was $2.8 million as compared to $1.9 million for the 1996 period. This increase was primarily due to the investment of the proceeds received from the 7% Debentures issued in May 1997.

Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the year ended December 31, 1997 was $8.4 million, representing an increase of $8.4 million from $76,000 for the comparable period in 1996. The increase was primarily attributable to the increase in the number of residences owned by the Company with joint venture partners. During 1997, the Company had 39 residences held in consolidated joint venture relationships compared to one residence held in a consolidated joint venture relationship during 1996.

Net Loss. As a result of the foregoing, the net loss for the year ended December 31, 1997 was $8.3 million compared to a net loss of $8.8 million for the comparable period in 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Operating Revenue. Operating revenues for the year ended December 31, 1996 were $55.6 million, representing an increase of $40.5 million, or 269%, from $15.1 million for 1995, due to the increased number of residences operated during 1996. Substantially all of this increase resulted from newly constructed residences and acquisitions. The Company operated 136 residences at December 31, 1996 compared to 37 residences at December 31, 1995.

Residence Operating Expenses. Residence operating expenses for the year ended December 31, 1996 were $36.0 million representing an increase of $27.3 million, or 313%, from $8.7 million for 1995. The increase primarily resulted from the increased number of residences operated during the 1996 period. Operating expenses as a percentage of operating revenue for the year ended December 31, 1996 and 1995 was 64.7% and 57.6%, respectively.

Lease Expense. Lease expense for the year ended December 31, 1996 was $9.0 million, representing an increase of $8.1 million from $944,000 for 1995. Such increase was primarily attributable to the increased utilization of sale/leaseback financing during 1996, including the acquisition of 15 Crossings residences in May 1996, 13 of which residences were financed under sale/leaseback arrangements. The Company completed $91.0 million of sale/leaseback transactions in 1996.

General and Administrative. General and administrative expenses for year ended December 31, 1996 were $11.1 million, representing an increase of $5.2 million, or 88%, from $5.9 million for 1995. The increase in expenses was primarily attributable to salaries, related payroll taxes and employee benefits relating to additional corporate personnel retained to support the Company's growth strategy.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 1996 was $4.2 million, representing an increase of $2.9 million, or 231%, from $1.3 million for 1995. This increase resulted primarily from a greater number of new openings during 1996 and related amortization of pre-opening costs.

Non-Recurring Charge. The Company recorded a non-recurring charge of $976,000 in 1996 related to the acquisitions of Heartland and Crossings. The charge related to the establishment of a reserve for the costs associated with the physical downsizing of the Crossings corporate office and employee separation costs at Crossings and Heartland. In 1996, the Company applied costs of $166,000 against this reserve primarily related to employee separation costs. Through December 31, 1997, the Company has applied additional costs totaling $600,000 against the reserve. The Company believes that the provisions for the non-recurring charge continue to be adequate and will not require material adjustment in future periods.

Interest Expense and Interest Income. Interest expense, net of interest income, was $3.2 million for the year ended December 31, 1996 compared to $1.0 million for the year ended December 31, 1995. Gross interest expense in 1996 was $7.0 million as compared to $1.8 million in 1995, an increase of $5.2 million. This increase was primarily attributable to the issuance of the 6.75% Debentures in May 1996, the bridge financing incurred in January 1996 to finance the Heartland acquisition, an increase in mortgage financing of existing residences in 1996 compared to 1995, and increased construction financing in 1996 compared to 1995. The Company capitalized $1.9 million of interest expense in 1996 compared to $407,000 in 1995, reflecting the increased construction activity in 1996. Construction in progress was $53.1 million at December 31, 1996 compared to $8.4 million at December 31, 1995. Interest income for 1996 was $1.9 million as compared to $439,000 for 1995. This increase was primarily due to the investment of proceeds received from the Company's initial public offering and the issuance of the 6.75% Debentures, both of which occurred in 1996.

Equity in Losses of Unconsolidated Affiliates. Equity in net losses from investments in unconsolidated affiliates was $52,000 for the year ended December 31, 1996, representing a decrease of $664,000, or 93%, from equity in losses of unconsolidated affiliates of $716,000 in 1995. These losses were primarily attributable to the Company's investment in five Michigan residences and losses of unconsolidated affiliates of Sterling, all of which were acquired and consolidated in late 1995 and 1996.

Net Loss. As a result of the foregoing, the net loss for l996 was $8.8 million compared to $l.8 million for 1995, an increase of $7.0 million.

LIQUIDITY AND CAPITAL RESOURCES

For the years ended December 31, 1997, 1996 and 1995, the Company experienced cash flow deficits from operations of $141,000, $1.7 million and $1.3 million, respectively. These cash flow deficits were primarily a result of the Company's significant development of new residences, which typically incur cash flow deficits during the lease-up period and general and administrative expenses necessary to support the Company's early growth. In 1997, the cash flow deficit was also caused by restructuring and transaction costs of approximately $4 million which were expended to effect the Sterling Merger.

During the year ended December 31, 1997, the Company raised approximately $454 million of financing. Financing was provided by $48.0 million in net proceeds from the May 1997 offering of the 7% Debentures, a concurrent offering of 5.25% Convertible Subordinated Debentures due 2002 (the "5.25% Debentures") and common stock in December 1997 which provided net proceeds of $121.8 million and $60.7 million, respectively, $160.7 million of sale/leaseback financing, $14.6 million of secured bridge loan financing incurred in advance of anticipated sale/leaseback transactions involving the encumbered residences, $23.8 million of net additional construction and permanent loan financing, $8.0 million of unsecured short-term financing, $10 million in short-term financing to be paid off as construction is completed on six residences pursuant to a sale/leaseback agreement, $6.4 million of minority partner contributions and cash from operations. In addition, the Company assumed existing debt of $21.6 million and $7.6 million of financing under an operating lease on four properties acquired in 1997.

The above financing was used to fund $293.2 million in construction and development activity, $23.2 million in acquisition activity, $5.6 million in joint venture minority interest buy-outs, $91.6 million in investment purchases, and operating cash flow deficits. The remaining $40.4 million of financing resulted in an increase in cash and cash equivalents at year end.

In December 1997, the Company completed the offering of $125 million of the 5.25% Debentures and 2,800,000 shares of common stock (together, the "Concurrent Offering"). Net proceeds to the Company from the Concurrent Offering totaled $182.5 million. In January 1998, overallotment options were exercised by the underwriters of the Concurrent Offering resulting in additional net proceeds to the Company of $27.5 million. Due to the Concurrent Offering proceeds received in December 1997, the Company had working capital of approximately $129.5 million at December 31, 1997, compared to working capital of $20.5 million at December 31, 1996.

On November 21, 1997, the Company completed a sale/leaseback transaction totaling $62 million of which (i) $41 million was used to repay secured bridge loan financing outstanding, $6.0 million of which was classified as short-term,
(ii) $14 million was held in escrow to fund construction in progress on six residences and (iii) $5 million was available to fund future development activities. This transaction involved the sale and immediate leaseback by the Company of 24 residences having an aggregate capacity of 775 residents.

Giving effect to the Sterling Merger, the Company's earnings were inadequate to cover fixed charges by $23.2 million for the year ended December 31, 1997 and $10.7 million for the year ended December 31, 1996. The Company expects that its earnings will not be sufficient to cover its fixed charges in future periods. Accordingly, the Company may have to incur additional indebtedness in the future to cover its fixed charges.

To achieve its growth objectives, the Company will need to obtain sufficient financing to fund its development, construction and acquisition activities. This need for financing has increased substantially due to the Sterling Merger. The Company has plans to develop approximately $400 million of residences through the end of 1998. Historically, the Company has financed its development program and acquisitions through a combination of various forms of real estate financing (mortgage and sale/leaseback financing), capital contributions from joint venture partners and the sale of its securities. The Company currently has executed non-binding letters of intent with various health care REITs for financing commitments aggregating approximately $548 million, $292 million of which has been utilized by the Company through December 31, 1997. In addition, the Company has obtained $130 million of commitments from conventional financing lenders for the purpose of providing permanent financing on stabilized residences. As of December 31, 1997, $8 million of this conventional financing has been utilized. In addition to financing construction and development costs, the Company will require capital resources to meet its operating and working capital needs incurred primarily through the start-up and lease-up phases of new residences. The Company believes that its cash on hand, financing under these commitments and other financing that the Company expects to be able to access and equity contributions from its joint venture development partners, will be sufficient to fund its growth strategy for the next 14 months.

A lack of funds may require the Company to delay or eliminate all or some of its development projects and acquisition plans. In addition, the Company may require additional financing to enable it to acquire additional residences, to respond to changing economic conditions, to expand the Company's development program or to account for changes in assumptions related to its development program. There can be no assurance that any newly constructed residences will achieve a stabilized occupancy level and attain a resident mix that meet the Company's expectations or generate sufficient positive cash flow to cover operating and financing costs associated with such residences. There can be no assurance that the Company will be successful in securing additional financing or that adequate funding will be available and, if available, will be on terms that are acceptable to the Company.

The Company is obligated under its joint venture arrangements to purchase the equity interests of its joint venture partners upon the election of such partners upon agreed upon terms and conditions. See "Business -Joint Ventures and Strategic Alliances." Within the next twelve months, the Company will become subject to such contingent purchase obligations with respect to equity interests held by joint venture partners, exercisable at their election, related to certain of the Company's residences. At such times as such contingent purchase obligations are exercisable, the Company may also elect to exercise its rights to purchase such interests. Based on a number of assumptions, including assumptions as to the number of residences to be developed with joint venture partners, the timing of such development, the time at which such options will be exercised and the fair market value of such residences at the date such options are exercised, the Company estimates that it may require approximately $25 million to $30 million to satisfy these purchase obligations during 1998.

IMPACT OF INFLATION

To date, inflation has not had a significant impact on the Company. Inflation could, however, affect the Company's results of operations due to the Company's dependence on its senior resident population who rely on liquid assets and relatively fixed incomes to pay for the Company's services. As a result, the Company may not be able to increase residence service fees to account fully for increased operating expenses. In structuring its fees, the Company attempts to anticipate inflation levels, but there can be no assurance that the Company will be able to anticipate fully or otherwise respond to any future inflationary pressures. In addition, given the significant amount of construction and development activity which the Company anticipates, inflationary pressures could affect the Company's cost of new product deployment and financing. There can be no assurances that financing will be available on terms acceptable to the Company.

YEAR 2000 ISSUE

As a result of certain computer programs being written using two digits rather than four to define the applicable year, any of the Company's computer systems that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the so-called "Year 2000 Issue"). This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

The Company is in the process of evaluating its computer systems to determine what modification (if any) are necessary to make such systems compatible with the year 2000 requirements. However, because many of the Company's computer systems have been put into service within the last several years, or are currently being replaced with year 2000 compliant systems, the Company does not expect any such modifications to have a material adverse effect on the Company's consolidated financial position or results of operations. There can be no assurance, however, that the computer systems of other companies on which the Company's systems rely will be timely modified, or that a failure to modify such systems by another company, or modifications that are incompatible with the Company's systems, would not have a material adverse effect on the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                     Page
                                                                                                                     -----
ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES:
   Independent Auditors' Report....................................................................................   21
   Consolidated Balance Sheets, as of December 31, 1997 and 1996...................................................   22
   Consolidated Statements of Operations for Years Ended December 31, 1997, 1996 and 1995..........................   23
   Consolidated Statements of Changes in Stockholders' Equity for Years Ended December 31,
   1997, 1996 and 1995.............................................................................................   24
   Consolidated Statements of Cash Flows for Years Ended December 31, 1997, 1996 and 1995..........................   25
   Notes to Consolidated Financial Statements...................................................................... 26-38

                          INDEPENDENT AUDITORS' REPORT

The  Board of Directors
Alternative Living Services, Inc.:

We have audited the accompanying consolidated balance sheets of Alternative Living Services, Inc. and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1997 and 1996, and the consolidated results of its operations and cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.




                            KPMG PEAT MARWICK LLP

Chicago, Illinois
February 17, 1998

              ALTERNATIVE LIVING SERVICES, INC.  AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996
                                (IN THOUSANDS)


                                                                  1997                  1996
                                                          --------------------  --------------------
                         ASSETS
Current assets:
  Cash and cash equivalents...............................             $ 79,838              $ 39,455
  Short-term investments..................................               90,000                    --
  Accounts receivable:
   Trade..................................................                6,120                 2,032
   Construction due from REIT.............................                  439                 3,848
   Other..................................................                1,213                   143
  Pre-opening costs, net of amortization..................                5,785                 2,688
  Other current assets....................................               15,438                 4,198
                                                                       --------              --------
     Total current assets.................................              198,833                52,364
                                                                       --------              --------
Property and equipment, net...............................              323,613               132,922
Long-term investments.....................................                4,435                 2,835
Investments in and advances to unconsolidated affiliates..                1,607                 1,649
Goodwill, net.............................................                5,380                 5,216
Other assets..............................................               19,684                 9,367
                                                                       --------              --------
     Total assets.........................................             $553,552              $204,353
                                                                       ========              ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term obligations...........             $  2,677              $    985
  Short-term notes payable................................               18,900                 8,335
  Accounts payable........................................               20,645                11,771
  Accrued expenses........................................               21,603                 7,579
  Deferred rent and refundable deposits...................                5,480                 3,162
                                                                       --------              --------
Total current liabilities.................................               69,305                31,832
                                                                       --------              --------
Long-term obligations, less current installments..........              108,069                33,625
Convertible debt..........................................              210,000                35,000
Deferred gain.............................................               12,421                 6,944
Minority interest.........................................                9,860                 5,888
Stockholders' equity:
  Common stock............................................                  214                   185
  Additional paid-in capital..............................              165,206               104,139
  Accumulated deficit.....................................              (21,523)              (13,260)
                                                                       --------              --------
     Total stockholders' equity...........................              143,897                91,064
                                                                       --------              --------
     Total liabilities and stockholders' equity...........             $553,552              $204,353
                                                                       ========              ========

         See accompanying notes to consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           1997             1996             1995
                                                      ---------------  ---------------  ---------------
Revenue:
   Resident service fees..........................        $128,856          $54,210          $11,981
   Other..........................................           1,888            1,427            3,080
                                                          --------          -------          -------
Operating revenue.................................         130,744           55,637           15,061
                                                          --------          -------          -------
Operating expenses:
   Residence operations...........................          81,558           35,977            8,717
   Lease expense..................................          25,524            9,035              944
   General and administrative.....................          22,168           11,143            5,890
   Depreciation and amortization..................           9,271            4,223            1,275
   Non-recurring charge...........................           4,656              976               --
                                                          --------          -------          -------
      Total operating expenses....................         143,177           61,354           16,826
                                                          --------          -------          -------
Operating loss....................................         (12,433)          (5,717)          (1,765)
Other income (expense):
   Interest expense, net..........................          (3,932)          (3,231)            (984)
   (Loss) gain on sale of assets..................             (29)              --              439
   Equity in losses of unconsolidated affiliates..            (226)             (52)            (716)
   Other (expense) income.........................             (83)             (31)              40
   Minority interest in losses of consolidated
    subsidiaries..................................           8,440               76              160
                                                          --------          -------          -------
      Total other income (expense), net...........           4,170           (3,238)          (1,061)
                                                          --------          -------          -------
Loss before income taxes..........................          (8,263)          (8,955)          (2,826)
Income tax benefit................................              --             (159)            (991)
                                                          --------          -------          -------
Loss before extraordinary item....................          (8,263)          (8,796)          (1,835)
Extraordinary item - loss from early retirement
 of financing agreements..........................              --               --           (1,176)
                                                          --------          -------          -------
      Net loss....................................        $ (8,263)         $(8,796)         $(3,011)
                                                          ========          =======          =======
Basic loss per common share:
   Loss before extraordinary item.................        $  (0.44)         $ (0.57)         $ (0.24)
   Extraordinary item.............................              --               --            (0.15)
                                                          --------          -------          -------
Basic and diluted net loss per common share.......        $  (0.44)         $ (0.57)         $ (0.39)
                                                          ========          =======          =======
Weighted average common shares outstanding........          18,651           15,429            7,782
                                                          ========          =======          =======

         See accompanying notes to consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)


                                                        COMMON STOCK
                                                       AND ADDITIONAL
                                                       PAID-IN CAPITAL
                                                     ---------------------
                                                                               ACCUMULATED
                                                      SHARES       AMOUNTS       DEFICIT        TOTAL
                                                      ------       -------     -----------      ------
BALANCES AT DECEMBER 31, 1994..................        4,323      $  5,219      $ (1,453)     $  3,766
Proceeds from issuance of common stock.........        2,403        21,786            --        21,786
Shares issued in connection with acquisitions..          529         5,408            --         5,408
Shares issued - termination fee................           97           988            --           988
Net proceeds from private placement............        4,303        19,029            --        19,029
Retirement of stock held by minority
 stockholder...................................         (381)       (2,500)           --        (2,500)
Common stock issued for contributed capital....          917            --            --            --
Net loss.......................................           --            --        (3,011)       (3,011)
                                                      ------      --------      --------      --------
BALANCES AT DECEMBER 31, 1995..................       12,191        49,930        (4,464)       45,466
Proceeds from issuance of common stock.........        3,873        41,648            --        41,648
Shares issued in connection with acquisitions..        2,483        12,877            --        12,877
Purchase and retirement of common stock........          (12)         (163)           --          (163)
Shares issued - options exercised..............            4            32            --            32
Net loss.......................................           --            --        (8,796)       (8,796)
                                                      ------      --------      --------      --------
BALANCES AT DECEMBER 31, 1996..................       18,539       104,324       (13,260)       91,064
Proceeds from issuance of common stock.........        2,800        60,744            --        60,744
Shares issued - options exercised..............           52           352            --           352
Net loss.......................................           --            --        (8,263)       (8,263)
                                                      ------      --------      --------      --------
BALANCES AT DECEMBER 31, 1997..................       21,391      $165,420      $(21,523)     $143,897
                                                      ======      ========      ========      ========

         See accompanying notes to consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                                      1997             1996           1995
                                                                                ----------------  --------------  -------------
Cash flows from operating activities:
  Net loss..................................................................         $ (8,263)       $ (8,796)      $ (3,011)
Adjustment to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization.............................................            9,271           4,223          1,275
  Loss (gain) on sale of assets.............................................               29              --           (439)
  Income tax benefit........................................................               --            (159)          (991)
  Equity in net loss from investments in unconsolidated affiliates..........              226              52            716
  Minority interest in losses of consolidated subsidiaries..................           (8,440)            (76)          (160)
  Loss on early retirement of financing agreement...........................               --              --            676
  Stock option compensation.................................................               --              --            412
  (Increase) decrease in trade accounts receivable..........................           (4,333)         (1,293)           170
  Increase in pre-opening costs.............................................           (3,097)         (2,688)            --
  Increase in other current assets..........................................           (7,899)           (782)          (359)
  Increase (decrease) in accounts payable...................................            7,486            (344)         1,054
  Increase in accrued expenses..............................................            8,583           4,397            269
  Increase in accrued merger charges........................................            5,863              --             --
  Changes in other assets and liabilities, net..............................              433           3,777           (897)
                                                                                    ---------        --------       --------
Net cash used in operating activities.......................................             (141)         (1,689)        (1,285)
                                                                                    ---------        --------       --------
Cash flows from investing activities:
  Payments for property, equipment and project development costs............         (294,153)       (115,711)       (24,616)
  Construction receivable due from REIT.....................................               --          (3,848)            --
  Net proceeds from sale of property and equipment..........................            2,188              --          1,102
  Acquisitions of affiliates and facilities, net of cash....................          (23,189)         (9,998)        (1,011)
  Changes in investments in and advances to unconsolidated affiliates.......           (1,148)           (252)        (4,894)
  Purchase of limited partnership interests.................................           (5,590)             --             --
  Increase in long-term investments.........................................           (1,600)         (1,663)        (1,183)
Increase in short-term investments..........................................          (90,000)             --             --
                                                                                    ---------        --------       --------
Net cash used in investing activities.......................................         (413,492)       (131,472)       (30,602)
                                                                                    ---------        --------       --------
Cash flows from financing activities:
  Repayments of short term borrowings.......................................          (34,335)        (13,844)        (5,782)
  Repayments of long-term obligations.......................................          (53,887)        (39,626)       (14,020)
  Proceeds from issuance of debt............................................          145,943          39,612         23,700
  Proceeds from issuance of convertible debt................................          175,000          35,000             --
  Payments for financing costs..............................................           (7,131)         (1,602)          (221)
  Proceeds from sale/leaseback transactions.................................          160,748          91,034          8,118
  Issuance of common stock and other capital contributions..................           61,285          41,648         40,815
  Contributions by minority partners and minority stockholders..............            6,393              --          1,275
  Retirement of stock held by minority stockholders.........................               --              --         (2,500)
                                                                                    ---------        --------       --------
Net cash provided by financing activities...................................          454,016         152,222         51,385
                                                                                    ---------        --------       --------
Net increase in cash and cash equivalents...................................           40,383          19,061         19,498
                                                                                    ---------        --------       --------
Cash and cash equivalents:
  Beginning of period.......................................................           39,455          20,394            896
                                                                                    ---------        --------       --------
  End of period.............................................................        $  79,838        $ 39,455       $ 20,394
                                                                                    =========        ========       ========
Supplemental disclosure of cash flow information:
  Cash paid for interest, including amounts capitalized.....................        $  11,660        $  6,086       $  1,494
                                                                                    =========        ========       ========
  Cash paid (received) during year for income taxes.........................        $      94        $     --       $    (13)
                                                                                    =========        ========       ========

          See accompanying notes to consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


(1)  SUMMARY OF SIGNIFICANT BUSINESS AND ACCOUNTING POLICIES

     (A) BUSINESS

         Alternative Living Services, Inc. (the "Company") develops, owns, and operates assisted living residences. As of December 31, 1997, the Company operated and managed 223 residences with approximate capacity of 9,500 residents located throughout the United States.

     (B) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Results of operations of the majority-owned subsidiaries are included from the date of acquisition. All significant intercompany balances and transactions with such subsidiaries have been eliminated in the consolidation. Investments in other affiliated companies in which the Company has a minority ownership position are accounted for on the equity method.

     (C) USE OF ESTIMATES

         The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (D) RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is required to be adopted for fiscal years beginning after December 15, 1998.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services geographic areas and major customers. This statement is required to be adopted for fiscal years beginning after December 15, 1998.

     (E) CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of less than ninety days to be cash equivalents for purposes of the consolidated financial statements. Also see footnote 13.

     (F) FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

         The Company determines fair value of financial assets based on quoted market values. The fair value of debt is estimated based on quoted market values, where available, or on current rates offered to the Company for debt of the same maturities.

         The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and short-term investments. The Company places its funds into high credit quality financial institutions and, at times, such funds may be in excess of the Federal Depository Insurance Corporation limits.

     (G) LONG-LIVED ASSETS

         Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is computed over the estimated lives of the assets using the straight-line method. Buildings and improvements are depreciated over 20 to 40 years, and furniture, fixtures, and equipment are depreciated over three to seven years. Maintenance and repairs are expensed as incurred.

         Goodwill represents the costs of acquired net assets in excess of their fair market values. Amortization of goodwill is computed using the straight-line method over the expected periods to be benefited, generally 40 years. The Company's management periodically evaluates goodwill for impairment based upon expectations of nondiscounted operating cash flows in relation to the net capital investment in the entity. Accumulated amortization of goodwill was $314,264 and $163,000 as of December 31, 1997 and 1996, respectively.

     (H) DEFERRED COSTS AND PRE-OPENING COSTS

         Deferred costs, which are included in other assets, are composed of organization costs and deferred financing costs. Organization costs are amortized on a straight-line basis over five years. Deferred financing costs are amortized using the effective-interest method over the term of the related debt.

         Pre-opening costs are amortized over 12 months from the date a residence is available for occupancy.

     (I) REVENUE

         Revenue, which is recorded when services are rendered, consists primarily of resident service fees which are reported at net realizable amounts. Other revenue consists primarily of management fees and franchise fees which are charged to unconsolidated affiliates and third parties. Those fees are recognized as earned in accordance with signed agreements and reported at net realizable amounts.

     (J) INCOME TAXES

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

     (K) NET LOSS PER COMMON SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The Company adopted this standard, as required, for its December 31, 1997 financial statements. For the years presented, the Company presents both basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company. For all periods presented, common stock equivalents in the form of stock options and convertible debentures would be anti-dilutive. As such, per the requirements of SFAS No. 128, basic and diluted earnings per share are the same amount.

     (L) RECLASSIFICATIONS

         Certain reclassifications have been made to the 1996 and 1995 financial statements to conform with the 1997 presentation.

(2)  BUSINESS COMBINATIONS AND ACQUISITIONS

     Alternative Living Services, Inc. merged with Sterling House Corporation ("Sterling") on October 23, 1997 (the "Sterling Merger"). On that date, the Company issued approximately 5,550,000 shares of its common stock in exchange for approximately 5,045,000 shares of Sterling's common stock then outstanding based on an exchange ratio of its shares of common stock for each share of Sterling's common stock (the "Exchange Ratio").

     The consolidated financial statements give retroactive effect to the Sterling Merger, which has been accounted for using the pooling-of-interests method; and as a result, the financial position, results of operations and cash flows are presented as if the combining companies had been consolidated for all periods presented. The consolidated statements of stockholders' equity also reflect retroactive combination of the accounts of the Company and Sterling for all periods presented, with adjustments to outstanding shares based upon the Exchange Ratio.

     The consolidated financial statements, including the notes thereto, should be read in conjunction with the historical consolidated financial statements of the Company and Sterling included in their respective Annual Reports on Forms 10-K dated March 31, 1997.

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                                            1996           1995
                                                        -------------  -------------
        Operating revenue:
           Alternative Living Services, Inc.........       $39,599        $10,464
           Sterling House Corporation...............        16,038          4,597
                                                           -------        -------
                Combined............................       $55,637        $15,061
                                                           =======        =======
        Extraordinary loss:
           Alternative Living Services, Inc.........       $    --        $    --
           Sterling House Corporation...............            --         (1,176)
                                                           -------        -------
                Combined............................       $    --        $(1,176)
                                                           =======        =======
        Net loss:
          Alternative Living Services, Inc..........       $(7,811)       $(1,746)
          Sterling House Corporation................          (726)        (2,183)
          Effect of restated income (taxes) benefit.          (259)           918
                                                           -------        -------
                Combined............................       $(8,796)       $(3,011)
                                                           =======        =======
        Basic and diluted loss per share:
          Alternative Living Services, Inc..........       $ (0.79)       $ (0.37)
          Sterling House Corporation................         (0.14)         (0.78)
                                                           -------        -------
                Combined............................       $ (0.57)       $ (0.39)
                                                           =======        =======

           There were no transactions between the Company and Sterling prior to the Sterling Merger.

      In addition to the Sterling Merger, the Company completed the following acquisitions in 1996 and 1997:

     - Heartland Retirement Services, Inc., an operator of 20 assisted living residences headquartered in Madison, Wisconsin in January 1996;

     - New Crossings International Corporation, a company which operated 15 assisted living facilities headquartered in Tacoma, Washington in May 1996;

     - The general and limited partnership interests in five Michigan limited partnerships owned by unrelated investors in May 1996;

     -    The minority interests in three partnerships in May 1996;

     -    A residence the Company had previously leased in August 1996;

     - A 45-unit assisted living facility located in Liberal, Kansas in August 1996;

     - Two residences the Company managed located in Brown Deer and Sussex, Wisconsin in September 1996;

     - Six assisted living residences located in northern Wisconsin in December 1996;

     -    A residence under construction located in Mesa, Arizona in May 1997;

     - A majority interest in two residences located in upstate New York in May 1997;

     - A leasehold interest in a residence located in upstate New York in May 1997;

     - The remaining ownership interests in four residences located in central Wisconsin in June 1997;

     -    Two assisted living residences located in Nevada in June 1997;

     -    Two assisted living residences located in upstate New York in June
          1997;

     - A leasehold interest in three assisted living residences located in Minnesota in September 1997;

     - Two assisted living residences located in Colorado in September 1997 from a franchisee of the Company.

      The cost of the 1996 acquisitions totaled $21.8 million and were accounted for using the purchase method. In addition to cash, the Company issued 2,482,589 shares of common stock with an estimated fair value of $12.9 million, and incurred $11.6 million of debt to effect the acquisitions. Goodwill related to the acquisitions of $4.9 million is being amortized over 40 years.

      Excluding the Sterling Merger, the aggregate purchase price for all 1997 acquisitions totaled $45 million, $22.2 million of which was paid in cash and the remainder was debt assumed by the Company. All 1997 acquisitions (other than the Sterling Merger) have been accounted for using the purchase method.

(3) SHORT-TERM AND LONG-TERM INVESTMENTS

    A summary of short-term and long-term investments at December 31, follows:


                                                           (IN THOUSANDS)
                                                    1997               1996
                                             ----------------  ---------------------
                                                      MARKET                MARKET
                                              COST     VALUE      COST       VALUE
                                             -------  -------    ------     --------
Short-term investments:
  Commercial paper, maturing 3/31/98,
  yielding 5.50%-5.57%.....................  $90,000  $90,000    $   --     $   --
                                             =======  =======    ======     ======
Long-term investments:
  U.S. Treasury obligations and
  certificates of deposit, maturing at
  various times through 1999, restricted
  as collateral for letters of credit
  and debt service reserves................  $ 4,435  $ 4,435    $2,835     $2,835
                                             =======  =======    ======     ======

(4)  PROPERTY AND EQUIPMENT

          A summary of property and equipment at December 31, follows (in thousands):


                                                           1997       1996
                                                         --------  ---------
        Land and improvements..........................  $ 34,143   $ 11,389
        Buildings and leasehold improvements...........   160,991     64,573
        Vehicles, furniture, fixtures, and equipment...    23,702      9,143
        Construction in progress.......................   114,277     53,127
                                                         --------   --------
        Total property and equipment...................   333,113    138,232
        Less accumulated depreciation..................    (9,500)    (5,310)
                                                         --------   --------
           Property and equipment, net.................  $323,613   $132,922
                                                         ========   ========

      At December 31, 1997, property and equipment includes $9.0 million of buildings and improvements and $251,623 of fixtures and equipment held under capital leases and related financing obligations. Combined related accumulated amortization totaled $1.4 million.

      Interest is capitalized in connection with the construction of residences and is amortized over the estimated useful lives of the residences. Interest capitalized in 1997, 1996 and 1995 was approximately $6.7 million, $1.9 million and $407,000, respectively.

      Construction in progress at December 31, 1997 and 1996 consisted principally of costs related to the construction of assisted living residences with outstanding construction commitments totaling approximately $196.9 million and $72.8 million, respectively.

(5)   INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

      Investments in and advances to unconsolidated affiliates consist of the following at December 31 (in thousands):



                                                                          1997     1996
                                                                         ------   ------
      Investments in unconsolidated affiliates........................   $  345   $  285
                                                                         ------   ------
      Long-term advances to unconsolidated affiliates:
         Partnerships.................................................   $1,262   $1,089
         Notes receivable.............................................       --      275
                                                                         ------   ------
          Total advances to unconsolidated affiliates.................    1,262    1,364
                                                                         ------   ------
          Total investments in and advances to unconsolidated
          affiliates..................................................   $1,607   $1,649
                                                                         ======   ======

      Advances to unconsolidated affiliates also includes management fees pursuant to an agreement with an affiliate, which is 50% owned and controlled by an officer and a stockholder. Under the terms of the agreement, this affiliate is obligated to pay a monthly management fee of 5% of gross operating revenue. The management fee was 11% of gross operating revenue for 1996. During 1997 and 1996, the management fees, included in other revenue, were $78,000 and $195,000, respectively.

      The Company was retained by certain of its affiliates as the general contractor for the construction of residences for which the Company received a fee for construction services. The Company earned $803,000 in construction management fees related to this arrangement in 1995, which is included in other revenue.

      Notes receivable at December 31, 1996 included $200,000 due from an officer and a stockholder of the Company, which accrued interest at 6% and was payable in full on December 30, 1999. The note was repaid during 1997.

(6)  OTHER ASSETS

      Other assets are comprised of the following at December 31 (in thousands):


                                                         1997     1996
                                                        -------  ------
                Deferred financing costs, net........   $ 9,123  $2,443
                Organizational and other costs, net..     1,087   1,982
                Deposits and other...................     9,474   4,942
                                                        -------  ------
                Total other assets...................   $19,684  $9,367
                                                        =======  ======

 (7)  LONG-TERM DEBT, CAPITAL LEASES, AND FINANCING OBLIGATIONS

      Long-term debt, capital leases, and financing obligations consist of the following at December 31 (in thousands):

                                                                       1997            1996
                                                                     --------       --------
5.25% convertible subordinated debentures due December
15, 2002, callable by the Company on or after December
31, 2000....................................................         $125,000        $    --

7.00% convertible subordinated debentures due June 1,
2004, callable by the Company on or after June 15,
2000........................................................           50,000             --

6.75% convertible subordinated debentures due June 30,
2006, callable by the Company on or after July 15, 1999.....           35,000         35,000
                                                                     --------       --------
     Total convertible debt.................................          210,000         35,000
                                                                     --------       --------
Mortgages payable, due from 1999 through 2021;
weighted average interest rates of 9.0%.....................           66,564         18,571

Sale/leaseback financing obligation, variable interest
at the 11th District FHLB rate plus 2-3/4%, payable in
monthly installments, due 2000..............................            4,503          4,779

Serial and term revenue bonds maturing serially from
1995 through 2013, interest ranging from 4.0% to 9.5%.......            9,185          4,710

Secured construction loan financing at 10% interest
funded in advance of anticipated sale/leaseback
transactions................................................           29,364             --

Sale/leaseback financing obligation, fixed interest
rates of 8% to 10.9%........................................               --          5,954

Other.......................................................            1,130            596
                                                                     --------        -------
    Total long-term obligations.............................          320,746         69,610

Less current installments...................................            2,677            985
                                                                     --------        -------
    Total long-term obligations, less current installments..         $318,069        $68,625
                                                                     ========        =======

      The mortgages payable are secured through security agreement and guarantees by the Company. In addition, certain security agreements require the Company to maintain collateral and debt reserve funds. These funds, which are recorded as long-term investments, consist of certificates of deposit required to be maintained from 1998 through 2002.

      At December 31, 1997, the Company has outstanding $17.2 million of mortgage notes payable and $4.7 million of serial and term revenue bonds that were assumed in conjunction with noncash acquisition activities in 1997.

      Principal payments on long-term debt, capital leases, and financing obligations for the next five years and thereafter are as follows (in thousands):


          1998..............................................       $  2,677
          1999..............................................          9,877
          2000..............................................         28,345
          2001..............................................          4,750
          2002..............................................        131,515
          Thereafter........................................        143,582
                                                                   --------
Total long-term debt, capital leases, and financing obligations    $320,746
                                                                   ========

(8)  ACCRUED EXPENSES

      Accrued expenses are comprised of the following at December 31 (in thousands):

                                1997     1996
                               --------  ------
Accrued salaries and wages..   $ 5,879  $2,995
Accrued merger costs........     6,672     809
Other.......................     9,052   3,775
                               -------  ------
Total accrued expenses......   $21,603  $7,579
                               ======== ======

(9)  STOCKHOLDERS' EQUITY

      The Company completed a private equity placement on May 26, 1995, resulting in net proceeds of $19.0 million related to the sale of 4,302,994 shares of its common stock. Simultaneously, the Company issued 917,150 shares of its stock to Evergreen Healthcare Inc. as consideration for $2.7 million of cash received during 1994, which is reflected as common stock and additional paid-in capital in the accompanying consolidated balance sheets. Subsequent to the issuance of stock in May 1995, the Company was no longer a majority-owned subsidiary of Evergreen.

      In October 1995, the Company (through Sterling) completed a public offering of 2,403,500 shares of common stock. Net proceeds to the Company were approximately $22.0 million.

      In August 1996, the Company completed a public offering of 6,000,000 shares of common stock, of which 3,443,206 shares were sold by the Company and 2,556,794 shares were sold by existing stockholders. Net proceeds to the Company were approximately $40.0 million.

      In December 1997, the Company completed a secondary public offering of 2,800,000 shares of common stock. Net proceeds to the Company were approximately $61.0 million.

      The authorized capital stock of the Company consists of 30,000,000 shares of common stock, $.01 par value, and 5,000,000 shares of $.01 par value preferred stock. At December 31, 1997, there were 21,402,159 shares of common stock issued, of which 21,390,520 were outstanding with 11,639 shares held in treasury. At December 31, 1996 there were 18,550,855 shares of common stock issued of which 18,539,216 were outstanding with 11,639 shares held in treasury. At December 31, 1997 and 1996, no shares of preferred stock were issued and outstanding.

(10) STOCK OPTION PLAN

      In 1995, the Company adopted a stock option plan (the "1995 Plan"), pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The 1995 Plan authorizes grants of options to purchase up to 1,425,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Generally, stock options have 10-year terms, vest 25% per year, and become fully exercisable after 4 years from the date of grant.

      At December 31, 1997, 562,326 shares were available for grant under the 1995 Plan. The per share weighted-average fair value of stock options granted during 1997 and 1996 was $7.25 and $3.49, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield 0.0%, risk free interest rate of 5.6%, and an expected life of 7 years; 1996 - expected dividend yield 0.0%, risk-free interest rate of 6.5%, and an expected life of 7 years.

      In conjunction with the Sterling Merger, Sterling stock options that were outstanding were exchanged for options to purchase the Company's common stock, adjusted for the Exchange Ratio. Under the terms of the Sterling House Corporation 1995 Incentive Stock Option Plan, all options became vested and immediately exercisable as a result of the Sterling Merger.

      For financial reporting, the Company applies the intrinsic value method of APB Opinion No. 25 in accounting for stock options and, accordingly, compensation cost has been recognized only for stock options granted below fair market value. Had the Company determined compensation cost based on the fair value method prescribed by SFAS No. 123 for stock options granted in 1997 and 1996, the

      Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below, (in thousands, except per share data):


                            NET LOSS         NET LOSS PER SHARE
                      --------------------  --------------------
                         1997       1996      1997       1996
                      ----------  --------  ---------  ---------
As reported .......    $ (8,263)  $(8,796)    $(0.44)    $(0.57)
Pro forma .........    $(10,267)  $(9,391)    $(0.55)    $(0.61)

      Stock option activity during the periods indicated is as follows:


                                       NUMBER OF                      WEIGHTED AVERAGE
                                        SHARES                         EXERCISE PRICE
                                       --------                       ----------------
Balance at December 31, 1995..          550,783                             $5.13
    Granted.......................      444,194                             11.29
    Exercised.....................       (4,219)                            (0.09)
    Forfeited.....................       (9,545)                           (13.88)
    Expired.......................           --                                --
                                      ---------                           -------
Balance at December 31, 1996..          981,213                             $7.74
    Granted.......................      300,132                             15.10
    Exercised.....................      (52,000)                            (7.08)
    Forfeited.....................      (41,944)                           (11.71)
    Expired.......................           --                                --
                                      ---------                           -------
Balance at December 31, 1997..        1,187,401                             $9.43
                                      =========                           =======

   RANGE OF           NUMBER                AVERAGE        WTD.-AVG.    NUMBER     WTD.-AVG.
   EXERCISE        OUTSTANDING             REMAINING       EXERCISE   EXERCISABLE  EXERCISE
    PRICES           12/31/97           CONTRACTUAL LIFE     PRICE    AT 12/31/97    PRICE
  ----------      ------------          ----------------   --------   ------------ ---------
        $0.09           30,088             7.8 years          $ 0.09       30,088     $ 0.09
 2.92 - 13.00          650,538             7.0 years            6.23      295,901       5.42
 7.50 - 21.59          361,259             8.3 years           12.95      361,259      12.95
13.01 - 25.56          145,516             9.5 years           16.93        1,381      11.75
                     ---------             ---------          ------      -------     ------
         Total       1,187,401             7.7 years          $ 9.43      688,629     $ 9.15
                     =========             =========          ======      =======     ======

(11) INCOME TAXES

      The components of the provision for income taxes for the years ended December 31 (in thousands) are as follows:


                                               YEARS ENDED DECEMBER 31,
                                             ----------------------------
                                               1997      1996      1995
                                             --------  --------  --------
Income tax expense (benefit):
    Current:
    Federal......................              $ 726     $  --     $  --
    State........................                200        --        --
                                             -------   -------   -------
    Total current................                926        --        --

    Deferred:
    Federal......................               (726)     (141)     (882)
    State........................               (200)      (18)     (109)
                                             -------   -------   -------
    Total deferred...............               (926)     (159)     (991)
                                             -------   -------   -------
    Total........................              $  --     $(159)    $(991)
                                             =======   =======   =======

      Deferred tax assets and liabilities consist of the following at December
           31 (in thousands):

                                                                1997      1996
                                                                ----      ----
Deferred tax assets:
     Net operating loss carryforwards....................     $ 1,339   $ 2,397
     Investment in unconsolidated affiliates.............          --       104
     Deferred gain sale/leaseback........................       4,856     2,887
     Accrued expenses....................................       2,844       619
     Investment in consolidated affiliates...............       1,359     1,566
     Other...............................................          39       303
                                                              -------   -------
Total deferred tax assets................................      10,437     7,876
                                                              -------   -------
     Less valuation allowance............................      (6,816)   (4,879)
                                                              -------   -------
Deferred tax assets, net of valuation allowance..........     $ 3,621   $ 2,997
                                                              =======   =======
Deferred tax liabilities:
     Acquisition basis...................................     $ 1,736   $ 1,736
     Depreciation........................................         959       789
     Deferred costs......................................          --       472
                                                              -------   -------
Deferred tax liabilities.................................     $ 2,695   $ 2,997
                                                              =======   =======

      The valuation allowance for deferred tax assets as of December 31, 1997 and 1996 was $6.8 million and $4.9 million, respectively. During 1997, the valuation allowance was increased by $1.9 million because the Company was uncertain that such deferred tax assets in excess of the applicable reversing deferred tax liabilities would be realized in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result of acquisitions during 1996, subsequent recognition of $537,000 of tax benefits relating to the valuation allowance for deferred tax assets will be allocated to goodwill. The net deferred tax asset is included in other current assets in the accompanying consolidated balance sheets.

      The effective tax rate on income before income taxes varies from the statutory Federal income tax rate as follows:


                                1997     1996     1995
                               -------  -------  -------
Statutory rate..........       (34.0)%  (34.0)%  (34.0)%
State taxes, net........        (5.5)    (5.5)    (5.5)
Valuation allowance.....        39.5     38.4      2.9
Other..................          --       2.8      1.6
                               -----    -----    -----
Effective tax rate.              0.0%    (1.7)%  (35.0)%
                               =====    =====    =====

      The Company has approximately $3.4 million of tax net operating loss carryforwards at December 31, 1997. Any unused net operating loss carryforwards will expire commencing in the year 2001 through 2009. The utilization of net operating loss carryforwards may be further limited as to future use due to the change in control provisions in the Internal Revenue Code.

(12) EXTRAORDINARY LOSS

      During 1995, upon the completion of a public offering, the Company terminated a certain loan commitment agreement with a REIT and paid an aggregate termination fee of $1.5 million, of which $500,000 was paid in cash and $988,000 by delivery of 87,823 shares of the Company's common stock. The Company incurred an extraordinary pretax loss of $1.9 million ($1.2 million net of income taxes), which represents the termination cost incurred by the Company related to the early extinguishment of the loan commitment and the write-off of all unamortized financing costs as of the completion of the public offering.

(13) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

     Cash and cash equivalents:

     The carrying amount approximates fair value because of the short maturity of those instruments.

     Short-term investments:

     The carrying amount approximates fair value because of the short maturity of those instruments.

     Long-term investments:

     The carrying amount approximates fair value because of the short maturity of the underlying investments. Long-term investments are classified as such because they are restricted as collateral for letters of credit and debt service reserves.

     Short-term notes payable, mortgage notes payable, convertible debentures payable:

     The carrying amount of short-term notes payable approximates fair value because of the short maturity of those instruments.

     The carrying amount of mortgage notes payable approximates fair value because the stated interest rates approximate fair value.

     The fair value of the Company's convertible debentures is estimated based on quoted market prices. At December 31, 1997, the Company's convertible debentures had a carrying value of $210 million. Based on the quoted market prices at December 31, 1997, the fair value of those issues was estimated to be $274.6 million.

(14) COMMITMENTS AND CONTINGENCIES

     The Company has entered into sale/leaseback agreements with certain REITs as a source of financing the development, construction, and to a lesser extent, acquisitions of assisted living residences. Under such agreements, the Company may enter into a series of sale/leaseback transactions whereby each new residence is sold at its negotiated value and the Company will enter into a lease agreement for such residence.
     The initial terms of the leases vary from 10 to 15 years and include aggregate renewal options ranging from 15 to 40 years. The Company is responsible for all operating costs, including repairs, property taxes, and insurance. All of these lease arrangements provide the Company with a right of first refusal if the REIT were to seek to sell the property. The annual minimum lease payments are based upon a percentage of the negotiated sales value of each residence. The residences sold in the sale/leaseback transactions are sold for an amount equal to or less than their fair market value. The leases are accounted for as operating leases with any applicable gain or loss realized in the initial sales transaction being deferred and amortized into income in proportion to rental expense over the initial term of the lease.

     In addition to leased residences, the Company leases certain office space and equipment under noncancelable operating leases from nonaffiliates that expire at various times through 2017. Rental expense on all such operating leases, including residences, for the years ended December 31, 1997, 1996, and 1995 was $25.5 million, $9.0 million, and $944,000, respectively.

     Future minimum lease payments for the next five years and thereafter under noncancelable leases at December 31, 1997 are as follows (in thousands):


                                                          CAPTIAL      OPERATING
                                                          -------      ---------
1998..............                                        $  707        $ 41,569
1999..............                                           718          41,624
2000..............                                         4,354          41,680
2001..............                                            --          41,127
2002...................................................       --          41,186
Thereafter.............................................       --         293,423
                                                          ------        --------
Total minimum lease payments...........................    5,779        $500,609
                                                                        ========
Less amount representing interest......................    1,276
                                                          ------
Present value of net minimum capital lease payments....    4,503
Less current portion...................................      137
                                                          ------
Long-term capital lease obligations....................   $4,366
                                                          ======

      On November 11, 1997, the Company entered into a sale/leaseback agreement with a health care REIT involving 24 residences. The total aggregate amount financed for the 24 residences was approximately $62.4 million. The transaction produced a gain of approximately $10.6 million, which will be deferred and will be amortized over the lease period of 10 years.

      During 1997, the Company entered into additional sale and leaseback financing agreements with certain REITS for approximately $133 million with financing terms similar to the arrangements described above. Any gain or loss was deferred and will be amortized into income in proportion to rental expense over the initial term of the lease.

      The Company is required by certain REITs to obtain a letter of credit as collateral for leased residences. Outstanding letters of credit at December 31, 1997 and 1996 were $1.2 million for both years.

      The Company is obligated under its joint venture arrangements to purchase the equity interests of its joint venture partners based upon agreed upon terms and conditions. Based on a number of assumptions, including assumptions as to the number of residences to be developed with joint venture partners, the timing of such development, the time at which such options will be exercised and the fair market value of such residences at the date such options are exercised, the Company estimates that it may require approximately $25 million to $30 million to satisfy these purchase obligations during 1998.


(15) SUBSEQUENT EVENTS

     On January 2, 1998, the Company consummated the sale of an additional $18.75 million aggregate principal amount of the 5.25% Debentures as a result of the exercise by the underwriters of the over-allotment option granted to them and, in connection therewith, the Company received net proceeds (before deduction of expenses) of approximately $18.3 million.

     On January 15, 1998, the Company consummated the sale of an additional 420,000 shares of common stock as a result of the exercise by the underwriters of the over-allotment option granted to them and, in connection therewith, the Company received net proceeds (before deduction of expenses) of approximately $9.2 million.

                      SUPPLEMENTAL FINANCIAL INFORMATION

                         QUARTERLY FINANCIAL SUMMARY
                                 (Unaudited)
                    (In thousands, except per share data)


                                                          QUARTER ENDED
                                              --------------------------------------
                                               12/31      9/31      6/30      3/31
                                              --------  --------  --------  --------
                    1997
--------------------------------------------
Operating revenues..........................  $41,640   $36,142   $29,262   $23,700
Operating loss..............................   (8,988)     (271)   (1,469)   (1,705)
Net income (loss)...........................   (8,342)    1,201      (127)     (995)
Basic and diluted income (loss) per share...    (0.44)     0.06      0.00     (0.06)

                    1996
--------------------------------------------
Operating revenues..........................  $20,348   $17,262   $11,122   $ 6,905
Operating loss..............................   (1,180)     (856)   (2,029)   (1,652)
Net loss....................................   (1,903)   (2,207)   (2,713)   (1,973)
Basic and diluted loss per share............    (0.10)    (0.13)    (0.20)    (0.15)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated herein by reference to the Alternative Living Services, Inc. definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

      Incorporated herein by reference to the Alternative Living Services, Inc. definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 1998.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated herein by reference to the Alternative Living Services, Inc. definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated herein by reference to the Alternative Living Services, Inc. definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 1998.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.   The following documents are filed as part of the report:

      (a) FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:


                                                            Page
                                                            -----
           Independent Auditor's Report...................   21
           Consolidated Balance Sheets....................   22
           Consolidated Statements of Operations..........   23
           Consolidated Statements of Shareholders' Equity   24
           Consolidated Statements of Cash Flows..........   25
           Notes to Consolidated Financial Statements.....  26-38

      (b) SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES. See Exhibit 11.1 of the Report.

      (c) REPORTS ON FORM 8-K. The Registrant filed the following reports with the Securities and Exchange Commission on Form 8-K during the quarter ended December 31, 1997:

                 On November 6, 1997, the Company filed an amendment on Form 8-K/A to its Current Report on Form 8-K dated September 23, 1997 filed with the Commission on October 10, 1997, which amendment reported under Item 2 thereof the consummation of the Sterling Merger and reported under Item 5 thereof the business and management of the Company as a result of such consummation.

                 On December 2, 1997, the Company filed a Current Report on Form 8-K dated November 21, 1997 reporting under Item 2 thereof the sale/leaseback transaction with respect to 24 of the Company's facilities and reporting under Item 5 thereof an estimate of the expenses expected to be incurred by the Company in connection with the Sterling Merger. The report included the following pro forma financial information:

                          (i) Alternative Living Services, Inc., Unaudited Pro Forma Condensed Consolidated Balance Sheet at September 30, 1997;

                          (ii) Alternative Living Services, Inc. Unaudited Pro
                               Forma Condensed Combined Statement of Operations for the nine months ended September 30, 1997;

                          (iii) Alternative Living Services, Inc. Unaudited Pro
                                Forma Condensed Combined Statement of
                                Operations for the year ended December 31, 1996; and

                          (iv) Unaudited Pro Forma Notes to Consolidated
                               Financial Statements.



      (b) EXHIBITS. The following exhibits are filed as part of, or incorporated by reference into this report on Form 10-K:

                                         EXHIBIT
NO.                                     DESCRIPTION
-------     --------------------------------------------------------------------
3.1         Restated Certificate of Incorporation of the Registrant
            (incorporated herein by reference to Exhibit 3.1 to the Registrant's
            Registration Statement on Form S-1, Registration No. 333-04595, filed with the Commission on July 30, 1996 (the "Form S-1")).

3.2 Certificate of Merger, dated May 24, 1996 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-3, Registration No. 333-37737, filed with the Commission on October 14, 1997 (the "Form S-3")).

3.3 Certificate of Amendment to the Restated Certificate of Incorporation, dated August 1, 1996 (incorporated herein by reference to Exhibit 3.2 to the Form S-3).

3.4 Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-3, Registration No. 333-39705, filed with the Commission on November 6, 1997 (the "November S-3")).

4.1         Form of Common Stock Certificate (incorporated by reference to
            Exhibit 4.2 to the Form S-1).

4.2 See Articles Four, Six, Seven, Eight, Nine, Ten and Eleven of the Registrant's Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Form S-1) and the Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Form S-3).

4.3 See Articles 2, 3, 5, 7 and 8 of the Registrant's Restated Bylaws (incorporated herein by reference to Exhibit 3.4 to the November S-3).

4.4 Indenture dated as of May 23, 1996 by and between Sterling House Corporation ("Sterling") and Fleet National Bank, as Trustee (incorporated by reference to Exhibit 4.11 to Sterling's Registration Statement on Form S-3 (Registration No. 333-15329 filed on November 1, 1996 (the "Sterling S-3")).

4.5 Form of Registration Rights Agreement dated as of May 17, 1996 by and between Sterling and the initial purchasers of the 6.75% Convertible Subordinated Debentures due 2006 (incorporated herein by reference to Exhibit 4.9 to the Sterling S-3).

4.6 First Supplemental Indenture dated as of October 23, 1997 among the Registrant, Sterling and State Street Bank and Trust Company, as successor Trustee (incorporated herein by reference to Exhibit 4.9 to the November S-3).

4.7 Indenture dated as of May 21, 1996 by and between Alternative Living Services, Inc. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 27, 1997 (the "Form 8-K")).

4.8 Form of Registration Rights Agreement dated as of May 21, 1997 by and between Alternative Living Services, Inc. and the purchasers of the 7% Convertible Subordinated Debentures due 2004 (incorporated by reference to Exhibit 99.2 to the Form 8-K).

4.9 Indenture dated as of December 19, 1997 by and between Alternative Living Services, Inc. and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 1.1 to Registrant's Registration Statement on Form 8-A, relating to Registration file number 333-39705, filed with the Commission on December 16, 1997 (the "Form 8-A")).

                                         EXHIBIT
NO.                                     DESCRIPTION
-------     --------------------------------------------------------------------
4.10        Form of First Supplemental Indenture dated as of December 19, 1997 by and between Alternative Living Services, Inc. and United States
            Trust Company of New York, as Trustee, relating to the 5.25%
            Convertible Subordinated Debentures due 2002 (incorporated by reference to Exhibit 1.2 to the Form 8-A).

4.11 Form of Second Supplemental Indenture dated as of January 2, 1998 by and between Alternative Living Services, Inc. and United States Trust Company of New York, as Trustee, relating to the 5.25% Convertible Subordinated Debenture due 2002 (incorporated by reference to Exhibit 4.3 to the Registrant's Form 8-K filed on January 26, 1998).

10.1 Services Agreement effective as of January 1, 1996 by and between Petty, Kneen & Company, L.L.C. and the Company. (Incorporated by reference to Exhibit 10.2 of the Form S-1.) Represents an executive compensation plan or arrangement.

10.2 Purchase Agreement dated as of May 22, 1996 by and between Petty, Kneen & Company, L.L.C. and the Company. (Incorporated by reference to Exhibit 10.3 of the Form S-1.)

10.3 Services Agreement by and between Richard W. Boehlke and the Company dated as of May 23, 1996. (Incorporated by reference to Exhibit 10.7 of the Form S-1.) Represents an executive compensation plan or arrangement.

10.4 Employment Agreement by and between D. Lee Field and the Company dated as of May 23, 1996. (Incorporated by reference to Exhibit 10.8 of the Form S-1.) Represents an executive compensation plan or arrangement.

10.5 Employment Agreement by and between David M. Boitano and the Company dated as of May 23, 1996. (Incorporated by reference to Exhibit 10.9 of the Form S-1.) Represents an executive compensation plan or arrangement.

10.6 Amended and Restated Alternative Living Services, Inc. 1995 Incentive Compensation Plan. (Incorporated by reference to Exhibit
            10.10 of the Form S-1.) Represents an executive compensation plan or arrangement.

10.7 Employment Agreement by and between G. Faye Godwin and the Company dated as of May 23, 1996. (Incorporated by reference to Exhibit
            10.11 of the Form S-1.) Represents an executive compensation plan or arrangement.

10.8 Employment Arrangement dated as of December 30, 1996 by and between William F. Lasky and the Company, as amended. (Incorporated by reference to Exhibit 10.14 of the Company's Form 10-K, as Amended, for the year ended December 31, 1996). Represents an executive compensation plan or arrangement.

10.9 Employment Agreement dated as of July 30, 1997 by and between Alternative Living Services, Inc. and Timothy J. Buchanan. Represents an executive compensation plan or arrangement.

10.10 Employment Agreement dated as of July 30, 1997 by and between Alternative Living Services, Inc. and Steven L. Vick. Represents an executive compensation plan or arrangement.

10.11 Employment Agreement dated as of October 23, 1997 by and between Alternative Living Services, Inc. and Mark W. Ohlendorf. Represents an executive compensation plan or arrangement.

10.12 Employment Agreement dated as of October 23, 1997 by and between Alternative Living Services, Inc. and Gary Anderson. Represents an executive compensation plan or arrangement.

                                         EXHIBIT
NO.                                     DESCRIPTION
-------     --------------------------------------------------------------------
10.13       Loan Agreement by and between South Trust Bank of Alabama, National
            Association and the Company dated as of June 19, 1995. (Incorporated by reference to Exhibit 10.20 of the Form S-1.)

10.14 Joint Venture Agreement dated as of November 15, 1996 by and between Days Development Company, LLC and the Company. (Incorporated by reference to Exhibit 10.22 of the Form S-1.)

10.15 Member Interest Modification Agreement and Amendment to Joint Venture Agreement dated as of January 17, 1997 between the Company and Days Development Company, among others.

10.16 Acquisition Agreement dated as of September 20, 1994 by and between CCCI/Northampton Limited Partnership, Continuing Care Concepts, Inc. and the Company, as amended. (Incorporated by reference to Exhibit
            10.23 of the Form S-1.)

10.17 Partner Interest Acquisition Agreement dated as of August 1, 1996 between the Company, CCCI/Northampton Limited Partnership and Continuing Care Concepts, Inc.

10.18 First Amended Joint Venture Agreement dated as of April 30, 1997 between the Company and Assisted Living Equities, LLC.

10.19 Assisted Living Consultant and Management Services Agreement by and between Alternative Living Services and the Company dated as of December 14, 1993. (Incorporated by reference to Exhibit 10.32 of the Form S-1.)

10.20 Purchase and Sale Agreement dated as of December 15, 1995 by and between Nationwide Health Properties, Inc. and New Crossings International Corporation. (Incorporated by reference to Exhibit
            10.33 of the Form S-1.)

10.21       Schedule of Purchase and Sale Agreements substantially similar to
            Exhibit 10.20. (Incorporated by reference to Exhibit 10.34 of the Form S-1.)

10.22 Lease and Security Agreement by and between Nationwide Health Properties, Inc. and New Crossings International Corporation dated as of December 15, 1995 (the Atrium). (Incorporated by reference to
            Exhibit 10.35 of the Form S-1.)

10.23 Schedule of Lease and Security Agreements by and between Nationwide Health Properties, Inc. and New Crossings International Corporation substantially similar to Exhibit 10.22. (Incorporated by reference to Exhibit 10.36 of the Form S-1.)

10.24 Assumption Agreement dated December 18, 1995 by and between Crossings International Corporation, New Crossings International Corporation, Oregon Housing Agency and National Health Properties, Inc. (Albany Residential). (Incorporated by reference to Exhibit
            10.53 of the Form S-1.)

10.25       Schedule of Assumption Agreements substantially similar to Exhibit
            10.24. (Incorporated by reference to Exhibit 10.53 of the Form S-1.)

10.26 Lease Approval Agreement dated December 18, 1995 by and between National Health Properties, Inc., New Crossings International Corporation and Oregon Housing Agency (Albany Residential). (Incorporated by reference to Exhibit 10.55 of the Form S-1.)

10.27       Schedule of Lease Approval Agreements substantially similar to
            Exhibit 10.26. (Incorporated by reference to Exhibit 10.56 of the Form S-1.)

                                         EXHIBIT
NO.                                     DESCRIPTION
-------     --------------------------------------------------------------------
10.28       Management Agreement dated August 30, 1990 by and between Housing
            Division, State of Oregon and New Crossing International Corporation
            (Albany Residential). (Incorporated by reference to Exhibit 10.59 of the Form S-1.)

10.29 Employment Agreement by and between Thomas E. Komula and the Company dated as of July 3, 1996. (Incorporated by reference to Exhibit
            10.63 of the Form S-1). Represents an executive compensation plan or arrangement.

10.30 Facility Lease dated as of December 30, 1996, between Meditrust Acquisition Corporation III and ALS Leasing, Inc. ("Form of Facility Lease"). (Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated January 14, 1997.)

10.31 Schedule of Additional Facility Leases which are substantially similar to the Form of Facility Lease attached as Exhibit 10.30. (Incorporated by reference to Exhibit 99.2 of the Company's Form 8-K dated January 14, 1997.)

10.32 Guaranty by Alternative Living Services, Inc. to Meditrust Acquisition Corporation III. (Incorporated by reference to Exhibit
            99.3 of the Company's Form 8-K dated January 14, 1997.)

10.33 Affiliated Party Subordination Agreement dated December 30, 1996, by and among ALS Leasing, Inc., the Company, the parties listed on Schedule A thereto, all other Affiliates as defined therein and Meditrust Acquisition Corporation III. (Incorporated by reference to
            Exhibit 99.4 of the Company's Form 8-K dated January 14, 1997.)

10.34 Agreement Regarding Related Lease Transactions dated December 30, 1996, by and among ALS Leasing, Inc., the Company and Meditrust Acquisition Corporation III. (Incorporated by reference to Exhibit
            99.5 of the Company's Form 8-K dated January 14, 1997.)

10.35 Bridge Loan Agreement dated April 28, 1997, between Alternative Living Services, Inc. and RDV Capital Management L.P. (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 1997.)

10.36 Promissory Note dated April 28, 1997, between Alternative Living Services, Inc. and RDV Capital Management L.P. (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 1997.)

10.37 Form of Facility Lease dated as of November 21, 1997, between Meditrust Acquisition Corporation III and ALS Leasing, Inc. ("Form of Facility Lease"). (Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed December 2, 1997.)

10.38 Schedule of Additional Facility Leases which are substantially similar to the Form of Facility Lease referenced in Exhibit 10.37. (Incorporated by reference to Exhibit 99.2 of the Company's Form 8-K filed December 2, 1997.)

10.39 Guaranty by Alternative Living Services, Inc. to Meditrust Acquisition Corporation III. (Incorporated by reference to Exhibit
            99.3 of the Company's Form 8-K filed December 2, 1997.)

10.40 Affiliated Party Subordination Agreement dated November 21, 1997, by and among ALS Leasing, Inc., the Company, the parties listed on Schedule A thereto, all other Affiliates as defined therein and Meditrust Acquisition Corporation III. (Incorporated by reference to
            Exhibit 99.4 of the Company's Form 8-K filed December 2, 1997.)

                                         EXHIBIT
NO.                                     DESCRIPTION
-------     --------------------------------------------------------------------
10.41       Agreement Regarding Related Lease Transactions dated November 21,
            1997, by and among ALS Leasing, Inc., the Company and Meditrust
            Acquisition Corporation III. (Incorporated by reference to Exhibit
            99.5 of the Company's Form 8-K filed December 2, 1997.)

11.1        Statement re: Computation of Per Share Earnings.

21.1        Subsidiaries of the Registrant.

23.1        Consent of KPMG Peat Marwick LLP.

27.1        Financial Data Schedule (for SEC use only).

27.2        Financial Data Schedule (for SEC use only).

27.3        Financial Data Schedule (for SEC use only).

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brookfield, State of Wisconsin, on the 27th day of March, 1998.

                                ALTERNATIVE LIVING SERVICES, INC.

                                By:  /s/ THOMAS E. KOMULA
                                --------------------------------------
                                Senior Vice President, Treasurer, Chief
                                Financial Officer and Secretary

                                                (Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.


       SIGNATURES                          TITLE                       DATE
-------------------------  -------------------------------------  --------------

/S/ WILLIAM F. LASKY
--------------------
William F. Lasky           Chief Executive Officer and Director   March 27, 1998
                           (Principal Executive Officer)

/S/ TIMOTHY J. BUCHANAN
-----------------------
Timothy J. Buchanan        President and Director                 March 27, 1998

/S/ THOMAS E. KOMULA
--------------------
Thomas E. Komula           Senior Vice President, Treasurer,      March 27, 1998
                           Chief Financial Officer

/S/ JOHN D. PETERSON
--------------------
John D. Peterson           Vice President and Controller          March 27, 1998
                           (Principal Accounting Officer)

/S/ WILLIAM G. PETTY, JR.
-------------------------
William G. Petty , Jr.     Chairman of the Board and Director     March 27, 1998

/S/ RICHARD W. BOEHLKE
----------------------
Richard W. Boehlke         Vice Chairman and Director             March 27, 1998

/S/ GENE E. BURLESON
--------------------
Gene E. Burleson           Director                               March 27, 1998

/S/ ROBERT HAVEMAN
------------------
Robert Haveman             Director                               March 27, 1998

/S/ RONALD G. KENNY
-------------------
Ronald G. Kenny            Director                               March 27, 1998

/S/ JERRY L. TUBERGEN
---------------------
Jerry L. Tubergen          Director                               March 27, 1998

/s/ D. Ray Cook, M.D.
-----------------------
D. Ray Cook, M.D.           Director                              March 27, 1998

       SIGNATURES                          TITLE                       DATE
   ---------------------          ----------------------       -----------------
/S/ STEVEN L. VICK
------------------
Steven L. Vick              Chief Operating Officer and Director  March 27, 1998