Form 10-Q
period 1998-03-31
ALTERNATIVE LIVING SERVICES INC
filed 1998-05-15
CIK 1013218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

   Yes      [X]      No    [ ]

     AS OF MAY 12, 1998, THERE WERE 21,906,912 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01, OUTSTANDING.

(Number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practical date.)

                        ALTERNATIVE LIVING SERVICES, INC.
                                      INDEX


                         Part I. Financial Information


                                                                                           PAGE NO.
                                                                                          ----------
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of March 31, 1998 and
            December 31, 1997.............................................................     1

         Condensed Consolidated Statements of Operations for the Three Months
            Ended March 31, 1998 and 1997 ................................................     2

         Condensed Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 1998 and 1997.................................................     3

         Notes to Condensed Consolidated Financial Statements.............................     4

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.........................................................     5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................     8


                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.................................................     8

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                           March 31,          December 31,
                                                                             1998                 1997
                                                                          -----------         ------------
                                                                          (Unaudited)
                                ASSETS
Current Assets:
  Cash and cash equivalents........................................         $  68,420             $  79,838
  Short-term investments...........................................            50,000                90,000
  Resident receivables, net........................................             3,523                 1,832
  Pre-opening costs, net of amortization...........................             7,727                 5,785
  Other current assets.............................................            19,084                21,378
                                                                            ---------             ---------
      Total current assets.........................................           148,754               198,833
                                                                            ---------             ---------
Property and equipment:
  Land.............................................................            35,809                34,143
  Building & improvements..........................................           211,770               160,991
  Furniture, fixtures & equipment..................................            30,833                23,702
  Construction in progress.........................................           135,860               114,277
                                                                            ---------             ---------
  Property & equipment, gross......................................           414,272               333,113
  Less: accumulated depreciation...................................           (11,433)               (9,500)
                                                                            ---------             ---------
Property and equipment, net........................................           402,839               323,613
Long-term investments..............................................             4,435                 4,435
Investments in and advances to unconsolidated affiliates...........            16,167                 1,607
Goodwill, net......................................................             5,350                 5,380
Other assets.......................................................            22,572                19,684
                                                                            ---------             ---------
      Total assets.................................................         $ 600,117             $ 553,552
                                                                            =========             =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term obligations....................         $   2,142             $   2,677
  Short-term notes payable.........................................             5,586                18,900
  Accounts payable.................................................            26,238                20,645
  Accrued expenses.................................................            24,247                27,083
                                                                            ---------             ---------
      Total current liabilities....................................            58,213                69,305
                                                                            ---------             ---------
Long-term obligations, less current installments...................           131,413               108,069
Convertible debt...................................................           228,750               210,000
Deferred gain on sale and other....................................            14,402                12,421
Minority interest..................................................            10,179                 9,860
Stockholders' equity:
  Common stock.....................................................               219                   214
  Additional paid-in capital.......................................           174,881               165,206
  Accumulated deficit..............................................           (17,940)              (21,523)
                                                                            ---------             ---------
    Total stockholders' equity.....................................           157,160               143,897
                                                                            ---------             ---------
      Total liabilities and stockholders' equity...................         $ 600,117             $ 553,552
                                                                            =========             =========

     See accompanying notes to condensed consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                           Three Months Ended
                                                                               March 31,
                                                                          ----------------------
                                                                           1998            1997
                                                                          -------        -------
   Revenue:
     Resident service fees...........................................     $45,651        $23,471
     Other...........................................................         833            229
                                                                          -------        -------
       Total operating revenue.......................................      46,484         23,700
   Operating expenses:
     Residence operations............................................      29,444         15,252
     Lease expense...................................................       8,989          5,113
     General and administrative......................................       4,802          3,412
     Depreciation and amortization...................................       3,397          1,628
                                                                          -------        -------
       Total operating expenses......................................      46,632         25,405
                                                                          -------        -------
   Operating (loss)..................................................        (148)        (1,705)
                                                                          -------        -------
   Other income (expense):
     Interest expense, net...........................................        (729)          (127)
     Other, net......................................................         (27)           (13)
     Equity in losses of unconsolidated affiliates...................         (12)           (88)
     Minority interest in losses of consolidated subsidiaries.......        4,499            938
                                                                          -------        -------
       Total other income (expense) net..............................       3,731            710
                                                                          -------        -------

   Net income (loss) before income taxes.............................       3,583           (995)

   Income taxes                                                                --             --
                                                                          -------        -------
       Net income (loss).............................................     $ 3,583        $  (995)
                                                                          =======        =======

   Net Income Per Share Data:

   Basic:
     Net income (loss) per common share..............................     $  0.16        $ (0.05)
                                                                          =======        =======
     Weighted average common shares outstanding......................      21,761         18,539
                                                                          =======        =======
   Diluted:
     Net income (loss) per common and common equivalent
       share.........................................................     $  0.16        $ (0.05)
                                                                          =======        =======
     Weighted average common and common equivalent
       shares outstanding............................................      22,344         18,539
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

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                           ------------------------------
                                                                                               1998             1997
                                                                                           -------------    -------------
Cash flows from operating activities:
  Net income (loss)...................................................................       $   3,583        $    (995)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization.......................................................           3,397            1,628
  Equity in net loss from investments in unconsolidated affiliates....................              12               88
  Minority interest in losses of consolidated subsidiaries............................          (4,499)            (938)
  (Increase) decrease in net resident receivables.....................................          (1,881)           4,362
  Increase in pre-opening costs.......................................................          (3,811)            (628)
  Decrease (increase) in other current assets.........................................           2,107           (3,597)
  Increase in accounts payable........................................................           5,619              360
  Increase in accrued expenses........................................................              60              326
  Decrease in accrued merger costs....................................................          (2,448)            (146)
  Changes in other assets and liabilities, net........................................          (1,346)              13
                                                                                             ---------        ---------
Net cash (used in) provided by operating activities...................................             793              473
                                                                                             ---------        ---------

Cash flows from investing activities:
  Payments for property, equipment and project development costs......................         (82,676)         (46,334)
  Acquisitions of affiliates and facilities, net of cash..............................          (8,477)              --
  Changes in investments in and advances to unconsolidated affiliates.................          (7,017)            (470)
  Purchase of limited partnership interests...........................................          (1,826)              --
  Decrease in investments.............................................................          40,000               --
                                                                                             ---------        ---------
Net cash used in investing activities.................................................         (59,996)         (46,804)
                                                                                             ---------        ---------

Cash flows from financing activities:
  Repayments of short-term borrowings.................................................         (13,314)          (8,289)
  Repayments of long-term obligations.................................................         (10,932)            (128)
  Proceeds from issuance of debt......................................................          30,926           10,506
  Proceeds from issuance of convertible debt..........................................          18,750               --
  Payments for financing costs........................................................          (1,900)              --
  Proceeds from sale/leaseback transactions...........................................          12,320           20,522
  Issuance of common stock and other capital contributions............................           9,442               --
  Contributions by minority partners and minority stockholders........................           2,493              766
                                                                                             ---------        ---------
Net cash provided by financing activities.............................................          47,785           23,377
                                                                                             ---------        ---------

Net decrease in cash and cash equivalents.............................................         (11,418)         (22,954)
                                                                                             ---------        ---------
Cash and cash equivalents:
  Beginning of period.................................................................          79,838           39,454
                                                                                             =========        =========
  End of period.......................................................................       $  68,420        $  16,500
                                                                                             =========        =========

Supplemental disclosure of cash flow information:
  Cash paid for interest, including amounts capitalized...............................       $  1,627         $     924
                                                                                             ========         =========
  Cash paid (received) during year for income taxes...................................       $  1,256         $      --
                                                                                             ========         =========

     See accompanying notes to condensed consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The condensed consolidated balance sheets as of March 31, 1998 and December 31, 1997, the condensed consolidated statements of operations for the three months ended March 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the three months ended March 31, 1998 and 1997 contained herein include the accounts of Alternative Living Services, Inc. (the "Company") and its affiliates which are under the common financial control of the Company. All significant intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full fiscal year.

     The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1997.

(2)  ACQUISITIONS

     On March 5, 1998, the Company acquired an assisted living residence having an aggregate capacity of 167 residents in Oceanside, California. This acquisition, which has been accounted for as a purchase, had an initial purchase price of $16.7 million, $8.5 million of which was paid in cash and the remainder was debt and liabilities assumed by the Company.

(3)  DEBT FINANCING

     On March 31, 1998, the Company obtained $31.0 million in mortgage financing from Nomura Asset Capital Corporation. This mortgage financing is secured by 10 existing residences, bears interest at a rate of 7.83% and is to be repaid over seventeen years.


(4)  NEW ACCOUNTING PRONOUNCEMENTS

     In April 1998, the AICPA issued Statement of Position No. 98-5 "Reporting on the Costs of Start-up Activities." This Statement provides guidance on the financial reporting of start-up activities and organization costs. It requires costs of start-up activities and organization costs to be expensed when incurred. This Statement is required to be adopted for fiscal years beginning after December 15, 1998. As of March 31, 1998, the effect of this Statement would result in a maximum charge to pre-tax net income of approximately $9.0 million, or $0.40 per diluted share, and would be reported as a cumulative effect of a change in accounting principle.

(5)  RECLASSIFICATIONS

     Certain reclassifications have been made in the 1997 financial statements to conform with the 1998 financial statement presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's continued rapid growth has had a significant impact on the Company's results of operations and accounts for most of the changes in results between the first three months of 1998 and 1997. As of March 31, 1998 and 1997, the Company operated or managed 253 and 156 residences with aggregate capacity of 10,717 and 6,265 residents, respectively. The Company is also constructing or developing approximately 165 residences with aggregate capacity of 7,520 as of March 31, 1998. For the three months ended March 31, 1998, the Company generated operating revenue of $46.5 million, incurred an operating loss of $148,000, and realized net income of $3.6 million.

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

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

     Operating Revenue. Operating revenues for the three months ended March 31, 1998 were $46.5 million representing an increase of $22.8 million, or 96%, from the $23.7 million for the comparable 1997 period. Substantially all of this increase resulted from the addition of newly constructed residences and other residences acquired by the Company. The Company operated 253 and 156 residences at March 31, 1998 and 1997, respectively.

     Residence Operating Expenses. Residence operating expenses for the three months ended March 31, 1998 increased to $29.4 million from $15.3 million in the three-month period ended March 31, 1997 due to the increased number of residences operated during the 1998 period. Operating expenses as a percentage of operating revenue for the three months ended March 31, 1998 and 1997 were 63.3% and 64.4%, respectively.

     Lease Expense. Lease expense for the three months ended March 31, 1998 was $9.0 million, compared to $5.1 million in the comparable period in 1997. Such increase was primarily attributable to the utilization of additional sale/leaseback financing totaling $160.7 million during 1997.

     General and Administrative Expense. General and administrative expenses for the three months ended March 31, 1998 were $4.8 million compared to $3.4 million for the comparable 1997 period representing a decline as a percentage of operating revenue from 14% in 1997 to 10% in 1998. The increase in expenses was primarily attributable to salaries, related payroll taxes and employee benefits for additional corporate personnel retained to support the Company's actual and anticipated growth. The Company expects that its general and administrative expenses will continue to decrease as a percentage of operating revenue as the Company grows and achieves additional economies of scale.

     Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 1998 was $3.4 million, representing an increase of $1.8 million, or 109%, from $1.6 million for the comparable period in 1997. This increase resulted primarily from depreciation of fixed assets and amortization of pre-opening costs on the larger number of new residences that opened during the 12 month period ended March 31, 1998, versus the comparable period in 1997. The Company amortizes pre-opening costs over a twelve month period from the date the residence opens. Upon the adoption of Statement of Position No. 98-5 "Reporting on the Costs of Start-up Activities," the Company will expense pre-opening costs, as defined, when they are incurred.

     Interest Expense, Net. Interest expense, net of interest income, was $729,000 for the three months ended March 31, 1998 compared to $127,000 for the comparable period in 1997. Gross interest expense (before interest capitalization and interest income) for the 1998 period was $5.7 million compared to $1.6 million for the 1997 period, an increase of $4.1 million. This increase is primarily attributable to the issuance of the 7% Convertible Subordinated Debentures due 2004 in May 1997, the issuance of the 5.25% Convertible Subordinated Debentures due 2002 in December 1997 and an increase in the amount of mortgage financing used in the 1998 period as compared to the 1997 period. The Company capitalized $3.1 million of interest expense in the 1998 period compared to $1.1 million in the comparable 1997 period due to increased construction activity in 1998. Construction in progress was $135.9 million at March 31, 1998 compared to $58.8 million at March 31, 1997. Interest income for the 1998 period was $1.8 million as compared to $372,000 for the 1997 period. This increase was primarily due to the investment of the proceeds received from the concurrent offering of convertible debt and equity in December 1997.

     Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the three months ended March 31, 1998 was $4.5 million, representing an increase of $3.6 million from $938,000 for the comparable period in 1997. The increase was primarily attributable to the increase in the number of residences in lease-up that are owned by the Company with joint venture partners. During the first quarter of 1998, the Company had an average of 42 residences held in joint venture relationships compared to an average of three residences in joint venture relationships during the first quarter of 1997.

     Income Taxes. No income tax provision has been recorded for the three months ended March 31, 1998 due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1998 and 1997 cash flow from operations was $793,000 and $473,000, respectively. Cash flows provided by operations in the 1998 period were offset by cash flow deficits caused by the significant increase in new residences opened and to the related operating losses experienced in the lease-up phase of operations and to Sterling merger related costs paid in the first quarter of 1998 totaling approximately $2.0 million.

     During the three months ended March 31, 1998, the Company raised approximately $72.4 million of financing. Financing was provided through the sale of 5.25% Convertible Subordinated Debentures due 2002 (the "5.25% Debentures") and common stock in January 1998 which provided net proceeds of $18.3 million and $9.2 million, respectively, $12.3 million of sale/leaseback financing, $30.1 million of secured mortgage financing, $2.5 million of minority partner contributions. In addition, the Company assumed existing debt of $8.2 million related to a facility acquired in March 1998.

     The above financing was used to fund $82.7 million in construction and development activity, $8.5 million in acquisition activity, $1.8 million in joint venture minority interest buy-outs, and operating cash flows. An additional $24.2 million of cash and cash equivalents was used to pay down or retire notes payable and debt during the quarter. The above activity resulted in a decrease in cash and cash equivalents at March 31, 1998 of $11.4 million. Due primarily to the investing and financing activity described above, the Company had working capital of approximately $90.5 million at March 31, 1998, compared to working capital of $129.5 million at December 31, 1997.

     To achieve its growth objectives, the Company will need to obtain sufficient financing to fund its development, construction and acquisition activities. The Company has plans to develop approximately $400 million of residences for the 12 month period ended March 31, 1999. Historically, the Company has financed its development program and acquisitions through a combination of various forms of real estate financing (mortgage and sale/leaseback financing), capital contributions from joint venture partners and the sale of its securities. The Company currently has executed non-binding letters of intent with various health care REITs for financing commitments aggregating approximately $574 million, $382 million of which has been utilized by the Company through March 31, 1998. In addition, the Company has obtained $130 million of commitments from conventional financing lenders for the purpose of providing permanent financing on stabilized residences. As of March 31, 1998, $42.8 million of this conventional financing has been utilized. In addition to financing construction and development costs, the Company will require capital resources to meet its operating and working capital needs incurred primarily through the start-up and lease-up phases of new residences. The Company believes that its cash on hand, financing under these commitments, other financing that the Company expects to be able to access and equity contributions from its joint venture development partners will be sufficient to fund its growth strategy for the next 18 months.

     The Company is obligated under its joint venture arrangements to purchase the equity interests of its joint venture partners upon the election of such partners upon agreed upon terms and conditions. Within the next twelve months, the Company will become subject to such contingent purchase obligations with respect to equity interests held by joint venture partners, exercisable at their election, related to certain of the Company's residences. At such times as such contingent purchase obligations are exercisable, the Company may also elect to exercise its rights to purchase such interests. Based on a number of assumptions, including assumptions as to the number of residences to be developed with joint venture partners, the timing of such development, the time at which such options will be exercised and the fair market value of such residences at the date such options are exercised, the Company estimates that it may require approximately $25 million to $30 million to satisfy these purchase obligations during the 12 month period ended March 31, 1999.

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

FORWARD-LOOKING STATEMENTS

     Any statements contained in this Form 10-Q, which are not historical facts, are forward-looking statements that involve risks and uncertainties. The Company cautions the reader that forward-looking statements, such as the future impact of the Company's growth on profitability and liquidity and capital resources may differ materially as a result of risks facing the Company. These risks include, but are not limited to, the history of operating losses, ability to continue growth, ability to manage rapid expansion, development and construction risks, risks associated with acquisitions, possible need for additional financing, risk of rising interest rates and substantial debt and operating lease payment obligations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits:

           10.1 Guaranty and Suretyship Agreement by Alternative Living Services, Inc. in favor of Nomura Asset Capital Corporation dated March 31, 1998.

           10.2 Loan agreement dated March 31, 1998 by and between ALS-Venture I, Inc., and Nomura Asset Capital Corporation.

           11.1     Statement Regarding Computation of Net Income (Loss) Per
                    Share

           27.1     Financial Data Schedule

     (b) Reports on Form 8-K: The Registrant filed the following reports with the Securities and Exchange Commission on Form 8-K during the quarter ended March 31, 1998:

                    On January 28, 1998, the Company filed a current report on Form 8-K dated December 19, 1997 reporting under Item 5 thereof the following transactions:

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brookfield, State of Wisconsin, on the 13th day of May, 1998.


                                        ALTERNATIVE LIVING SERVICES, INC.



Date: May 13, 1998                 By:  /s/  Thomas E. Komula
                                        ---------------------------------------
                                        Thomas E. Komula
                                        Senior Vice President, Treasurer, Chief
                                        Financial Officer and Secretary
                                        (Principal Financial Officer)