Form 10-Q
period 1998-06-30
ALTERNATIVE LIVING SERVICES INC
filed 1998-08-14
CIK 1013218

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1998

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    Commission file number 1-11999

                   ALTERNATIVE LIVING SERVICES, INC.

       DELAWARE                                             39-1771281
       (State or other            (I.R.S. Employer Identification No.)
       jurisdiction of
       incorporation or
       organization)

                      450 N. SUNNYSLOPE ROAD, SUITE 300
                                BROOKFIELD, WI
                                    53005
                   (Address of principal executive offices)
                                  (Zip Code)

                                (414) 641-5100
             (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes  [X]     No  [  ]

        AS OF AUGUST 10, 1998, THERE WERE 21,938,008 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01, OUTSTANDING.

(Number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practical date.)

                       ALTERNATIVE LIVING SERVICES, INC.
                                     INDEX

                        Part I.   Financial Information



                                                                                PAGE NO.
Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets as of June 30, 1998 and
         December 31, 1997....................................................     1
         Condensed Consolidated Statements of Operations for the Three and Six
         Months Ended June 30, 1998 and 1997..................................     2
         Condensed Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1998 and 1997.........................................     3
         Notes to Condensed Consolidated Financial Statements.................     4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................     5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........     10

                             Part II.   Other Information

Item 4.  Submissions of Matters to a Vote of Security Holders.................     11

Item 6.  Exhibits and Reports on Form 8-K.....................................     11

                         PART 1 - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                           June 30,    December 31,
                                                             1998          1997
                                                          -----------  ------------
                                                          (Unaudited)
                         ASSETS
Current assets:
Cash and cash equivalents...............................      $55,847       $79,838
Short-term investments..................................       25,000        90,000
Resident receivables, net of allowance..................        2,622         1,832
Pre-opening costs, net of amortization..................       10,353         5,785
Other current assets....................................       14,989        21,378
                                                             --------      --------
Total current assets....................................      108,811       198,833
                                                             --------      --------
Property and equipment:
Land....................................................       38,395        34,143
Building and improvements...............................      263,963       160,991
Furniture, fixtures and equipment.......................       33,723        23,702
Construction in progress................................      149,876       114,277
                                                             --------      --------
Property and equipment, gross...........................      485,957       333,113
Less: accumulated depreciation..........................     (13,882)       (9,500)
                                                             --------      --------
Property and equipment, net.............................      472,075       323,613
Long-term investments...................................        4,435         4,435
Investments in and advances to unconsolidated affiliates       21,748         1,607
Goodwill, net...........................................        5,314         5,380
Other assets............................................       23,747        19,684
                                                             --------      --------
Total assets............................................     $636,130      $553,552
                                                             ========      ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term obligations...........       $1,715        $2,677
Short-term notes payable................................       21,777        18,900
Accounts payable........................................       24,787        20,645
Accrued expenses........................................        4,313        27,083
                                                             --------      --------
Total current liabilities...............................       52,592        69,305
                                                             --------      --------
Long-term obligations, less current installments........      166,948       108,069
Convertible debt........................................      228,574       210,000
Deferred gain on sale and other.........................       14,262        12,421
Minority interest.......................................       11,243         9,860
Stockholders' equity:
Common stock............................................          219           214
Additional paid-in capital..............................      175,357       165,206
Accumulated deficit.....................................     (13,065)      (21,523)
                                                             --------      --------
Total stockholders' equity..............................      162,511       143,897
                                                             --------      --------
Total liabilities and stockholders' equity..............     $636,130      $553,552
                                                             ========      ========

     See accompanying notes to condensed consolidated financial statements.

                ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Three months Ended       Six Months Ended
                                                                 June 30,                June 30,
                                                            -------------------      -----------------
                                                             1998        1997        1998        1997
                                                             ----        ----        ----        ----
Revenue:
Resident service fees...................................     $54,635     $28,784    $100,286     $52,255
Other...................................................         564         478       1,397         707
                                                             -------     -------    --------    --------
Total operating revenue.................................      55,199      29,262     101,683      52,962
Operating expenses:
Residence operations....................................      34,127      18,338      63,571      33,590
Lease expense...........................................      10,062       6,303      19,051      11,416
General and administrative..............................       5,183       3,913       9,985       7,325
Depreciation and amortization...........................       4,249       2,177       7,646       3,805
                                                             -------     -------    --------    --------
Total operating expenses................................      53,621      30,731     100,253      56,136
                                                             -------     -------    --------    --------
Operating income (loss).................................       1,578     (1,469)       1,430     (3,174)
                                                             -------     -------    --------    --------
Other income (expense):
Interest expense, net...................................     (1,812)       (492)     (2,541)       (619)
Other, net..............................................        (70)        (11)        (97)        (24)
Equity in losses of unconsolidated affiliates...........        (10)        (49)        (22)       (137)
Minority interest in losses of consolidated subsidiaries       5,189       1,894       9,688       2,832
                                                             -------     -------    --------    --------
Total other income (expense) net........................       3,297       1,342       7,028       2,052
                                                             -------     -------    --------    --------
Net income (loss) before income taxes...................       4,875       (127)       8,458      (1,122)
Income taxes                                                     ---         ---         ---         ---
                                                             -------     -------    --------    --------
Net income (loss).......................................      $4,875      $(127)      $8,458    $(1,122)
                                                             =======     =======    ========    ========
Net Income Per Share Data:
Basic:
Net income (loss) per common share......................       $0.22     $(0.01)       $0.39     $(0.06)
                                                             =======     =======    ========    ========
Weighted average common shares outstanding..............      21,912      18,540      21,840      18,540
                                                             =======     =======    ========    ========
Diluted:
Net income (loss) per common and common equivalent
share...................................................       $0.22     $(0.01)       $0.38     $(0.06)
                                                             =======     =======    ========    ========
Weighted average common and common equivalent
Shares outstanding......................................      22,413      18,540      22,367      18,540
                                                             =======     =======    ========    ========

     See accompanying notes to condensed consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                               (IN THOUSANDS)


                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                        ---------------------
                                                                                         1998           1997
                                                                                         ----           ----
Cash flows from operating activities:
Net income (loss)...................................................................       $8,458        $(1,122)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization.......................................................        7,646           3,805
Equity in net loss from investments in unconsolidated affiliates....................           22             137
Minority interest in losses of consolidated subsidiaries............................      (9,688)         (2,832)
Increase in net resident receivables................................................        (856)           (363)
Increase in pre-opening costs.......................................................      (7,927)         (3,345)
Decrease in other current assets....................................................          115             609
Increase in accounts payable........................................................          942           1,608
Increase in accrued expenses........................................................        1,522           1,361
Decrease in accrued merger costs....................................................      (3,861)           (237)
Changes in other assets and liabilities, net........................................      (1,885)         (2,235)
                                                                                       ---------       ---------
Net cash used in operating activities...............................................      (5,512)         (2,614)
                                                                                       ---------       ---------
Cash flows from investing activities:
Payments for property, equipment and project development costs......................    (160,362)       (106,266)
Acquisitions of affiliates and facilities, net of cash..............................      (8,477)        (20,925)
Changes in investments in and advances to unconsolidated affiliates.................     (16,159)        (13,036)
Purchase of limited partnership interests...........................................      (8,057)             ---
Decrease (increase) in short-term investments.......................................      65,000          (1,109)
                                                                                       ---------       ---------
Net cash used in investing activities...............................................    (128,055)       (141,336)
                                                                                       ---------       ---------
Cash flows from financing activities:
Repayments of short-term borrowings.................................................     (14,587)         (8,304)
Repayments of long-term obligations.................................................     (32,103)            (67)
Proceeds from issuance of debt......................................................      72,561          36,367
Proceeds from issuance of convertible debt..........................................      18,750          50,000
Payments for financing costs........................................................      (2,651)         (2,711)
Proceeds from sale/leaseback transactions...........................................      49,160          55,709
Issuance of common stock and other capital contributions............................       9,768             ---
Contributions by minority partners and minority stockholders........................       8,678           1,483
                                                                                       ---------       ---------
Net cash provided by financing activities...........................................     109,576         132,477
                                                                                       ---------       ---------
Net decrease in cash and cash equivalents...........................................     (23,991)        (11,473)
                                                                                       ---------       ---------
Cash and cash equivalents:
Beginning of period.................................................................      79,838          39,455
                                                                                       ---------       ---------
End of period.......................................................................     $55,847         $27,982
                                                                                       =========       =========
Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized...............................     $10,391          $3,368
Cash paid during year for income taxes..............................................      $1,256            $---

     See accompanying notes to condensed consolidated financial statements

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

     The condensed consolidated balance sheets as of June 30, 1998 and December 31, 1997, the condensed consolidated statements of operations for the three and six months ended June 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the six months ended June 30, 1998 and 1997 contained herein include the accounts of Alternative Living Services, Inc. (the "Company") and its affiliates which are under the common financial control of the Company. All significant intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been included. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full fiscal year.

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

(2) ACQUISITIONS

     On March 5, 1998, the Company acquired an assisted living residence having an aggregate capacity of 167 residents in Oceanside, California. This acquisition, which has been accounted for as a purchase, had a purchase price of $18.1 million, $9.9 million of which was paid in cash and the remainder was debt and liabilities assumed by the Company.

(3) DEBT FINANCING

     On March 31, 1998, the Company obtained $31.0 million in mortgage financing from Nomura Asset Capital Corporation. This mortgage financing is secured by 10 existing residences, bears interest at a rate of 7.83% per annum and is to be repaid over 17 years.

     On May 26, 1998, the Company obtained $32.5 million in mortgage financing from Nomura Asset Capital Corporation. This mortgage financing is secured by 13 existing residences, bears interest at a rate of 7.68% per annum and is to be repaid over 17 years.


     (4) NEW ACCOUNTING PRONOUNCEMENTS

     In April 1998, the AICPA issued Statement of Position No. 98-5 "Reporting on the Costs of Start-up Activities." This statement provides guidance on the financial reporting of start-up activities and organization costs. It requires costs of start-up activities and organization costs to be expensed when incurred. Adoption of this statement is required for fiscal years beginning after December 15, 1998, and the Company plans to adopt the statement effective January 1, 1999. As of June 30, 1998, the effect of this statement would result in a maximum charge to earnings of approximately $12.5 million, or $0.57 per diluted share, and would be reported as a cumulative effect of a change in accounting principle.

     In June of 1998 the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 1999. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company currently does not participate in any hedging activities. However, the Company will assess the impact of this new statement on any future hedging transactions.

(5)  RECLASSIFICATIONS

     Certain reclassifications have been made in the 1997 financial statements to conform with the 1998 financial statement presentation.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


     The Company's continued rapid growth has had a significant impact on the Company's results of operations and accounts for most of the changes in results between the first six months of 1998 and 1997. As of June 30, 1998 and 1997, the Company operated or managed 291 and 183 residences with aggregate capacities of 12,300 and 7,756 residents, respectively. The Company is also constructing or developing approximately 152 residences with aggregate capacity of 7,114 as of June 30, 1998. For the six months ended June 30, 1998, the Company generated operating revenue of $101.7 million, operating income of $1.4 million, and realized net income of $8.5 million.

     The Company intends to continue to pursue its growth strategy by developing and constructing additional assisted living residences and, as appropriate opportunities arise, acquiring assisted living operations and other healthcare services. Newly opened assisted living residences typically operate at a loss during the first six to 12 months of operation, primarily due to the incurrence of certain fixed and variable expenses in advance of the achievement of targeted rent and service fees from the lease-up of such residences (referred to as lease-up expenses). In addition, the development and construction of residences involve the commitment of substantial capital over a typical six to 12 month construction period, the consequence of which may be an adverse impact on the Company's liquidity. In the case of acquired residences, resident turnover and increased marketing expenditures which may be required to reposition such residences, together with the possible disruption of operations resulting from required renovations, may adversely impact the financial performance of such residences for a period of time after acquisition. As a result, the Company could incur additional operating losses in future periods as the operating expenses associated with developing, renovating and operating residences and supporting the corporate infrastructure necessary to manage the Company's growth strategy may only be partially offset by operating profits generated by stabilized residences.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

     Operating Revenue. Operating revenues for the three months ended June 30, 1998 were $55.2 million representing an increase of $25.9 million, or 88%, from the $29.3 million for the comparable 1997 period. Substantially all of this increase resulted from the addition of newly constructed residences and other residences acquired by the Company. The Company operated 291 and 183 residences at June 30, 1998 and 1997, respectively.

     Residence Operating Expenses. Residence operating expenses for the three months ended June 30, 1998 increased to $34.1 million from $18.3 million in the three-month period ended June 30, 1997 due to the increased number of residences operated during the 1998 period. Operating expenses as a percentage of operating revenue for the three months ended June 30, 1998 and 1997 were 61.8% and 62.5%, respectively.

     Lease Expense. Lease expense for the three months ended June 30, 1998 was $10.1 million, compared to $6.3 million in the comparable period in 1997. Such increase was primarily attributable to the utilization of additional sale/leaseback financing totaling $155 million during the twelve-month period ended June 30, 1998.

     General and Administrative Expense. General and administrative expenses for the three months ended June 30, 1998 were $5.2 million compared to $3.9 million for the comparable 1997 period, representing a decline as a percentage of operating revenue to 9% in 1998 from 13% in 1997. The increase in expenses was primarily attributable to salaries, related payroll taxes and employee benefits for additional corporate personnel retained to support the Company's actual and anticipated growth. The Company expects that its general and administrative expenses will continue to decrease as a percentage of operating revenue as the Company grows and achieves additional economies of scale.

     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 1998 was $4.2 million, representing an increase of $2.0 million, or 90.1%, from $2.2 million for the comparable period in 1997. This increase resulted primarily from depreciation of fixed assets and amortization of pre-opening costs on the larger number of new residences that opened during the 12 month period ended June 30, 1998, versus the comparable period in 1997. The Company amortizes pre-opening costs over a twelve-month period from the date the residence opens. Upon the adoption of the AICPA Statement of Position No. 98-5 "Reporting on the Costs of Start-up Activities," the Company will expense pre-opening costs, as defined, when they are incurred.

     Interest Expense, Net. Interest expense, net of interest income, was $1.8 million for the three months ended June 30, 1998, compared to $492,000 for the comparable period in 1997. Gross interest expense (before interest capitalization and interest income) for the 1998 period was $7.1 million compared to $2.5 million for the 1997 period, an increase of $4.6 million.
This increase is primarily attributable to the issuance in May 1997 of the 7% Convertible Subordinated Debentures due 2004, the issuance in December 1997 of the 5.25% Convertible Subordinated Debentures due 2002 , and an increase in the amount of mortgage financing used in the 1998 period as compared to the 1997 period. The Company capitalized $3.8 million of interest expense in the 1998 period compared to $1.6 million in the comparable 1997 period due to increased construction activity in 1998. Construction in progress was $149.9 million at June 30, 1998, compared to $66.2 million at June 30, 1997. Interest income for the 1998 period was $1.5 million as compared to $345,000 for the 1997 period. This increase was primarily due to the investment of the proceeds received from the December 1997 concurrent convertible debt and equity offering.

     Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the three months ended June 30, 1998 was $5.2 million, representing an increase of $3.3 million from $1.9 million for the comparable period in 1997. The increase was primarily attributable to the increase in the number of residences in lease-up that are owned by the Company with joint venture partners. During the second quarter of 1998, the Company had an average of 54 residences held in joint venture relationships compared to an average of twelve residences in joint venture relationships during the second quarter of 1997.

     Income Taxes. No net income tax provision has been recorded for the three months ended June 30, 1998 due to the utilization of net operating loss carryforwards and alternative minimum tax credits.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

     Operating Revenue. Operating revenues for the six months ended June 30, 1998 were $101.7 million representing an increase of $48.7 million, or 92%, from the $53.0 million for the comparable 1997 period. Substantially all of this increase resulted from the addition of newly constructed residences and other residences acquired by the Company. The Company operated 291 and 183 residences at June 30, 1998 and 1997, respectively.

     Residence Operating Expenses. Residence operating expenses for the six months ended June 30, 1998 increased to $63.6 million from $33.6 million in the three-month period ended June 30, 1997 due to the increased number of residences operated during the 1998 period. Operating expenses as a percentage of operating revenue for the six months ended June 30, 1998 and 1997 were 62.5% and 63.4%, respectively.

     Lease Expense. Lease expense for the six months ended June 30, 1998 was $19.1 million, compared to $11.4 million in the comparable period in 1997. Such increase was primarily attributable to the utilization of additional sale/leaseback financing totaling $155 million during the twelve-month period ended June 30, 1998.

     General and Administrative Expense. General and administrative expenses for the six months ended June 30, 1998 were $10.0 million compared to $7.3 million for the comparable 1997 period representing a decline as a percentage of operating revenue to 10% in 1998 from 14% in 1997. The increase in expenses was primarily attributable to salaries, related payroll taxes and employee benefits for additional corporate personnel retained to support the Company's actual and anticipated growth. The Company expects that its general and administrative expenses will continue to decrease as a percentage of operating revenue as the Company grows and achieves additional economies of scale.

     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 1998 was $7.6 million, representing an increase of $3.8 million, or 100%, from $3.8 million for the comparable period in 1997. This increase resulted primarily from depreciation of fixed assets and amortization of pre-opening costs on the larger number of new residences that opened during the 12 month period ended June 30, 1998, versus the comparable period in 1997. The Company amortizes pre-opening costs over a twelve-month period from the date the residence opens. Upon the adoption of the AICPA Statement of Position No. 98-5 "Reporting on the Costs of Start-up Activities," the Company will expense pre-opening costs, as defined, when they are incurred.

     Interest Expense, Net. Interest expense, net of interest income, was $2.5 million for the six months ended June 30, 1998, compared to $619,000 for the comparable period in 1997. Gross interest expense (before interest capitalization and interest income) for the 1998 period was $12.7 million compared to $4.1 million for the 1997 period, an increase of $8.6 million.
This increase is primarily
attributable to the issuance in May 1997 of the 7% Convertible Subordinated Debentures due 2004, the issuance in December 1997 of the 5.25% Convertible Subordinated Debentures due 2002, and an increase in the amount of mortgage financing used in the 1998 period as compared to the 1997 period. The Company capitalized $6.9 million of interest expense in the 1998 period compared to $2.7 million in the comparable 1997 period due to increased construction activity in 1998. Construction in progress was $149.9 million at June 30, 1998, compared to $66.2 million at June 30, 1997. Interest income for the 1998 period was $3.3 million as compared to $716,000 for the 1997 period. This increase was primarily due to the investment of the proceeds received from the December 1997 concurrent convertible debt and equity offering.

     Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the six months ended June 30, 1998 was $9.7 million, representing an increase of $6.9 million from $2.8 million for the comparable period in 1997. The increase was primarily attributable to the increase in the number of residences in lease-up that are owned by the Company with joint venture partners. During the first half of 1998, the Company had an average of 46 residences held in joint venture relationships compared to an average of nine residences in joint venture relationships during the first half of 1997.

     Income Taxes. No net income tax provision has been recorded for the six months ended June 30, 1998 due to the utilization of net operating loss carryforwards and alternative minimum tax credits.


LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1998 and 1997, cash flow used in operations was $5.5 million and $2.6 million, respectively. Cash flows provided by operations in the 1998 period were offset by cash flow deficits caused by: (i) the significant increase in new residences opened; (ii) the related operating losses experienced in the start-up and lease-up phases of operation of the newly opened residences; and (iii) Sterling merger related costs paid in the first half of 1998.

     During the six months ended June 30, 1998, the Company raised approximately $156.3 million of financing. Financing was provided through the sale of overallotment options related to the 5.25% Convertible Subordinated Debentures due 2002 and the issuance of common stock in January 1998 which provided net proceeds of $18.3 million and $9.2 million, respectively, $49.2 million of sale/leaseback financing, $70.6 million of secured mortgage financing, $8.7 million of minority partner contributions, and $326,000 of proceeds from common stock option exercises. In addition, the Company assumed existing debt of $8.2 million related to a facility acquired in March 1998.

     The above financing, along with $65.0 million in short-term investments, was used to fund $160.4 million in construction and development activity, $8.5 million in acquisition activity, $8.1 million in joint venture minority interest buy-outs, $16.2 million in advances to affiliates and operating cash flow deficits. An additional $46.7 million of cash and cash equivalents was used to pay down or retire notes payable and debt. The above activity resulted in a decrease in cash and cash equivalents at June 30, 1998 of $24.0 million. Due primarily to the investing and financing activity described above, the Company had working capital of approximately $56.2 million at June 30, 1998, compared to working capital of $129.5 million at December 31, 1997.

     To achieve its growth objectives, the Company will need to obtain sufficient financing to fund its development, construction and acquisition activities. The Company has plans to develop approximately $400 million of residences for the 12-month period ended June 30, 1999. Historically, the Company has financed its development program and acquisitions through a combination of various forms of real estate financing (mortgage and sale/leaseback financing), capital contributions from joint venture partners and the sale of its securities. The Company currently has executed non-binding letters of intent with various healthcare REITS and conventional lenders for financing commitments. As of June 30, 1998, the Company has $152 million and $262 million of remaining financing commitments from these healthcare REITS and conventional lenders, respectively. In addition to financing construction and development costs, the Company will require capital resources to meet its operating and working capital needs incurred primarily through the start-up and lease-up phases of new residences. The Company believes that its cash on hand, financing under these commitments, other financing that the Company expects to be able to access and equity contributions from its joint venture development partners will be sufficient to fund its growth strategy for the next 12 months.

     The Company is obligated under its joint venture arrangements to purchase the equity interests of its joint venture partners upon the election of such partners at fair market value. Within the next twelve months, the Company will become subject to such contingent purchase obligations with respect to equity interests held by joint venture partners, exercisable at their election, related to certain of the Company's residences. At such times, or earlier, as such contingent purchase obligations are exercisable, the Company may also elect to exercise its rights to purchase such interests. Based on a number of assumptions, including assumptions as to the number of residences to be developed with joint venture partners, the timing of such development, the time at which such options may be exercised and the fair market value of such residences at the date such options are exercised, the Company estimates that it may require approximately $25 million to $30 million to satisfy these purchase obligations during the 12 month period ended June 30, 1999.


IMPACT OF INFLATION

     To date, inflation has not had a significant impact on the Company. Inflation could, however, affect the Company's results of operations due to the Company's dependence on its resident population who rely on liquid assets and relatively fixed incomes to pay for the Company's services. As a result, the Company may not be able to increase residence service fees to account fully for increased operating expenses. In structuring its fees, the Company considers, among other factors, anticipated inflation levels, but there can be no assurance that the Company will be able to anticipate fully or otherwise respond to any future inflationary pressures. In addition, given the significant amount of planned construction and development activity, inflationary pressures could affect the Company's cost of new product deployment and financing. There can be no assurances that financing will be available on terms acceptable to the Company.


YEAR 2000 ISSUE

     As a result of certain computer programs being written using two digits rather than four to define the applicable year, any of the Company's computer systems that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the so-called "Year 2000 Issue").This could result in certain system failures or miscalculations causing disruptions to the operations or business activities of the Company.

     The Company, which is young in terms of systems and system development, began evaluating its compliance with year 2000 issues in 1997. An assessment of existing systems indicated that all systems such as general ledger, accounts payable, billing, property management, and all desktop applications such as word processing, e-mail and spreadsheet applications, were all compliant. To address the significant growth of the Company, a new corporate telecommunications system was installed in 1998; in addition, a new Human Resources and Payroll system was purchased in 1998 and is targeted for implementation by January 1, 1999. While preliminary indications are that there are no systems in the residences that will be affected (call systems, elevators, phones, etc.), the Company will be evaluating compliance of these systems during the remainder of 1998. While the Company does not believe that it has any significant exposure from lack of compliance by third party vendors, it will also be completing its evaluation of those vendor systems by the end of 1998, thus allowing for all of 1999 to develop any contingency plans that might be required.

     Because the Company's hardware and software has been installed within the last several years, or is currently in the process of being replaced, and third party vendor arrangements are not anticipated to have a significant effect on operations, the Company does not expect that issues associated with year 2000 compliance will have any material adverse effect on its consolidated financial position or results of operations. There can be no assurance, however, that the computer systems of other companies on which the Company's operations rely will be timely modified, or that a failure to modify such systems by another company, or modifications that are incompatible with the Company's systems, would not have a material adverse effect on the Company.

     Because the remaining focus around year 2000 compliance issues relates primarily to identifying third party problems or issues and contingency plans, if necessary, the Company believes that the associated costs will be immaterial.



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

                          PART II - OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on May 14, 1998, and the following matters were voted on at that meeting:

     Action was taken to elect a board of ten directors of the Company. The results were as follows:



                                           AUTHORITY
      DIRECTOR                FOR          WITHHELD
---------------------      ----------     -----------
William G. Petty, Jr.      19,600,830       125,519
Richard W. Boehlke         19,598,545       127,804
Gene E. Burleson           19,600,830       125,519
Robert Haveman             19,600,830       125,519
Ronald G. Kenny            19,600,830       125,519
William F. Lasky           19,600,815       125,534
Jerry L. Tubergen          19,600,830       125,519
D. Ray Cook, MD            19,600,830       125,519
Steven Vick                19,600,830       125,519
Tim Buchanan               19,600,830       125,519

     The proposal to elect directors was set forth and described in the Notice of Annual Meeting and Proxy Statement of the Company dated April 14, 1998, filed with the Commission pursuant to Rule 14b-3 under the Securities Exchange Act of 1934, as amended.


     Action was taken to amend and restate article four of the Company's restated certificate of incorporation to increase the number of authorized shares of Common Stock to 100,000,000. The results were as follows: For, 17,303,062; Against, 2,411,798; and Abstentions and Broker non-votes, 11,489.

     Action was taken to amend the Company's 1995 amended and restated incentive compensation plan. The amendment increased the aggregate number of shares of Common Stock reserved for issuance under the 1995 plan from 1,425,000 to 2,500,000. The results were as follows: For, 18,901,787; Against, 784,111; and Abstentions and Broker non-votes, 13,650.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          3.1 Certificate of Amendment to Restated Certificate of Incorporation;

          3.2 Certificate of Amendment to the Company's 1995 Amended and Restated Incentive Compensation Plan

         10.1 Guaranty and Suretyship Agreement by Alternative Living Services, Inc. in favor of Nomura Asset Capital Corporation dated May 26, 1998;

         10.2 Loan agreement dated May 26, 1998, by and between ALS-Venture II, Inc., and Nomura Asset Capital Corporation;

         11.1 Statement Regarding Computation of Per Share Earnings;

         27.1 Financial Data Schedule.

      (b) Reports on Form 8-K: The Registrant has filed no reports with the Securities and Exchange Commission on Form 8-K during the quarter ended June 30, 1998.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brookfield, State of Wisconsin, on the 13th day of August, 1998.



                                        ALTERNATIVE LIVING SERVICES, INC.
Date:  August 13, 1998             By: /s/  Thomas E. Komula
                                       Thomas E. Komula
                                       Senior Vice President,
                                       Treasurer, Chief Financial
                                       Officer and Secretary
                                       (Principal Financial Officer)