Form 10-Q
period 1998-09-30
ALTERNATIVE LIVING SERVICES INC
filed 1998-11-16
CIK 1013218

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

                               Yes [X] No    [  ]

        AS OF NOVEMBER 9, 1998, THERE WERE 21,953,646 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01, OUTSTANDING.

(Number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practical date.)

                       ALTERNATIVE LIVING SERVICES, INC.
                                     INDEX

                        Part I.   Financial Information



                                                                                PAGE NO.
                                                                                --------
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 1998 and
         December 31, 1997.....................................................     1

         Condensed Consolidated Statements of Operations for the Three and Nine
         Months Ended September 30, 1998 and 1997..............................     2

         Condensed Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1998 and 1997.....................................     3

         Notes to Condensed Consolidated Financial Statements..................     4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................     7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............     12

                              Part II.   Other Information

Item 6.  Exhibits and Reports on Form 8-K......................................     13

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          September 30,  December 31,
                                                              1998           1997
                                                          ------------   -----------
                                                           (Unaudited)

                         ASSETS
Current assets:
 Cash and cash equivalents..............................      $ 65,957      $ 79,838
 Short-term investments.................................            --        90,000
 Resident receivables, net of allowance.................         3,885         1,832
 Pre-opening costs, net of amortization.................         8,610         5,785
 Other current assets...................................        19,526        21,378
                                                          ------------   -----------
   Total current assets.................................        97,978       198,833
                                                          ------------   -----------
Property and equipment:
 Land...................................................        44,032        34,143
 Building and improvements..............................       407,107       160,991
 Furniture, fixtures and equipment......................        41,752        23,702
 Construction in progress...............................       105,664       114,277
                                                          ------------   -----------
 Property and equipment, gross..........................       598,555       333,113
 Less: accumulated depreciation.........................       (16,944)       (9,500)
                                                          ------------   -----------
Property and equipment, net.............................       581,611       323,613
Long-term investments...................................         4,435         4,435
Investments in and advances to unconsolidated affiliates        15,729         1,607
Goodwill, net...........................................         5,279         5,380
Other assets............................................        31,906        19,684
                                                          ------------   -----------
   Total assets.........................................      $736,938      $553,552
                                                          ============   ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term obligations..........      $  1,445      $  2,677
 Short-term notes payable...............................         3,363        18,900
 Accounts payable.......................................        19,046        20,645
 Accrued expenses.......................................        33,693        27,083
                                                          ------------   -----------
   Total current liabilities............................        57,547        69,305
                                                          ------------   -----------
Long-term obligations, less current installments........       251,550       108,069
Convertible debt........................................       228,600       210,000
Deferred gain on sale and other.........................        16,066        12,421
Minority interest.......................................        13,132         9,860
Stockholders' equity:
 Common stock...........................................           219           214
 Additional paid-in capital.............................       177,068       165,206
 Accumulated deficit....................................        (7,244)      (21,523)
                                                          ------------   -----------
   Total stockholders' equity...........................       170,043       143,897
                                                          ------------   -----------
     Total liabilities and stockholders' equity.........      $736,938      $553,552
                                                          ============   ===========

     See accompanying notes to condensed consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Three months Ended      Nine Months Ended
                                                              September 30,           September 30,
                                                          ----------------------  ----------------------
                                                             1998        1997        1998        1997
                                                          ----------  ----------  ----------  ----------
Revenue:
 Resident service fees..................................    $64,544     $35,528    $164,830     $87,783
 Other..................................................      1,742         614       3,139       1,321
                                                          ---------   ---------   ---------   ---------
  Total operating revenue...............................     66,286      36,142     167,969      89,104
Operating expenses:
 Residence operations...................................     40,492      22,563     104,063      56,153
 Lease expense..........................................     11,901       6,672      30,952      18,088
 General and administrative.............................      6,307       4,155      16,292      11,480
 Depreciation and amortization..........................      5,534       3,023      13,180       6,828
                                                          ---------   ---------   ---------   ---------
  Total operating expenses..............................     64,234      36,413     164,487      92,549
                                                          ---------   ---------   ---------   ---------
Operating income (loss).................................      2,052        (271)      3,482      (3,445)
                                                          ---------   ---------   ---------   ---------
Other income (expense):
 Interest expense, net..................................     (2,744)     (1,617)     (5,285)     (2,236)
 Other, net.............................................         12         (43)        (85)        (67)
 Equity in losses of unconsolidated affiliates..........        (32)        (58)        (54)       (195)
 Minority interest in losses of consolidated
  subsidiaries..........................................      5,984       3,190      15,672       6,022
                                                          ---------   ---------   ---------   ---------
  Total other income (expense) net......................      3,220       1,472      10,248       3,524
                                                          ---------   ---------   ---------   ---------
Income before income taxes..............................      5,272       1,201      13,730          79
Income tax benefit......................................        549          --         549          --
                                                          ---------   ---------   ---------   ---------
Net income..............................................    $ 5,821     $ 1,201    $ 14,279     $    79
                                                          =========   =========   =========   =========

Net Income Per Share Data:
--------------------------

Basic:
 Net income per common share............................    $  0.27     $  0.06    $   0.65     $  0.00
                                                          =========   =========   =========   =========
 Weighted average common shares outstanding.............     21,946      19,087      21,876      18,989
                                                          =========   =========   =========   =========

Diluted:
 Net income per common and common equivalent
  share.................................................    $  0.26     $  0.06    $   0.64     $  0.00
                                                          =========   =========   =========   =========
 Weighted average common and common equivalent
  shares outstanding....................................     22,409      19,087      22,386      18,989
                                                          =========   =========   =========   =========

     See accompanying notes to condensed consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                    Nine Months Ended
                                                                                      September  30,
                                                                               ----------------------------
                                                                                   1998           1997
                                                                               ------------  --------------
Cash flows from operating activities:
 Net income..................................................................     $ 14,279        $     79
Adjustments to reconcile net income to net cash used in operating activities:
 Depreciation and amortization...............................................       13,180           6,828
 Equity in net loss from investments in unconsolidated affiliates............           54             195
 Minority interest in losses of consolidated subsidiaries....................      (15,672)         (6,022)
 Tax effect of stock options exercised.......................................        1,330              --
 Increase in net resident receivables........................................       (2,119)         (3,775)
 Increase in pre-opening costs...............................................       (9,179)         (4,872)
 (Increase) decrease in other current assets.................................       (4,221)          2,410
 (Decrease)increase in accounts payable......................................       (1,816)          1,857
 Increase in accrued expenses................................................       10,686           6,359
 Decrease in accrued merger costs............................................       (4,160)           (459)
 Changes in other assets and liabilities, net................................       (7,663)         (5,310)
                                                                               -----------   -------------
Net cash used in operating activities........................................       (5,301)         (2,710)
                                                                               -----------   -------------

Cash flows from investing activities:
 Payments for property, equipment and project development costs..............     (283,767)       (171,043)
 Acquisitions of affiliates and facilities, net of cash......................      (43,278)        (22,914)
 Changes in investments in and advances to unconsolidated affiliates.........      (11,818)        (12,393)
 Purchase of limited partnership interests...................................      (17,755)             --
 Decrease in short-term investments..........................................       90,000              --
                                                                               -----------   -------------
Net cash used in investing activities........................................     (266,618)       (206,350)
                                                                               -----------   -------------

Cash flows from financing activities:
 Repayments of short-term borrowings.........................................      (15,537)         (8,304)
 Repayments of long-term obligations.........................................      (53,015)           (301)
 Proceeds from issuance of debt..............................................      176,177          74,504
 Proceeds from issuance of convertible debt..................................       18,750          50,000
 Payments for financing costs................................................       (4,803)         (2,936)
 Proceeds from sale/leaseback transactions...................................      107,563          72,438
 Issuance of common stock and other capital contributions....................       10,149              44
 Equity Funding by minority partners ........................................       18,754           3,726
                                                                               -----------   -------------
Net cash provided by financing activities....................................      258,038         189,171
                                                                               -----------   -------------
Net decrease in cash and cash equivalents....................................      (13,881)        (19,889)
                                                                               -----------   -------------
Cash and cash equivalents:
 Beginning of period.........................................................       79,838          39,455
                                                                               -----------   -------------
 End of period...............................................................     $ 65,957        $ 19,566
                                                                               ===========   =============
Supplemental disclosure of cash flow information:
 Cash paid for interest, including amounts capitalized.......................     $ 14,312        $  5,238
                                                                               ===========   =============
 Cash paid during year for income taxes......................................     $  1,322        $     --
                                                                               ===========   =============

     See accompanying notes to condensed consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The condensed consolidated balance sheets as of September 30, 1998 and December 31, 1997, the condensed consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 contained herein include the accounts of Alternative Living Services, Inc. (the "Company") and its affiliates which are under the common financial control of the Company. All significant intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been included. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full fiscal year.

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

     On September 4, 1998, the Company acquired six assisted living residences in Kansas for an aggregate purchase price of $23.0 million in cash from a franchisee of the Company. These residences have an aggregate capacity of 223 residents. The acquisition was accounted for as a purchase. The Company also entered into an agreement with the franchisee to manage one additional residence in Kansas with capacity of 37 residents. The Company anticipates acquiring ownership of the managed residence by the end of the year.

     On September 28, 1998, the Company acquired two assisted living residences having an aggregate capacity of 165 residents in Wisconsin. This acquisition, which has been accounted for as a purchase, had a purchase price of $13.0 million, all of which was paid in cash.

(3)  FINANCING

     The Company obtained the following mortgage financing from Nomura Asset Capital Corporation during 1998:


                                   No. of  Secured
                                   ---------------
Date Closed         Principal      Residences     Interest Rate  Term
-----------         ---------      ----------     -------------  ----
March 31, 1998      $31.0 million        10       7.83% per annum 17 years
May 26, 1998        $32.5 million        13       7.68% per annum 17 years
July 31, 1998       $21.3 million         4       7.59% per annum 17 years
August 28, 1998     $19.1 million         8       7.31% per annum 17 years
September 30, 1998  $26.9 million         8       7.40% per annum 17 years

     On July 30, 1998, the Company obtained $25.0 million in mortgage financing from General Motors Acceptance Corporation. This mortgage financing is secured by five existing residences, bears interest at a rate of 6.98% per annum and is to be repaid over 10 years.


      The Company obtained the following sale/leaseback financing during 1998. Initial lease terms for these arrangements range from 12 to 17 years. Any gain or loss has been deferred and will be amortized into income in proportion to rental expense over the initial term of the lease.


                                    Weighted Average
Quarter  Proceeds       Residences  Effective Lease Rate
-------  --------       ----------  --------------------
First    $12.3 million      5       9.03% per annum
Second   $36.8 million      15      8.90% per annum
Third    $58.3 million      18      8.65% per annum

(4)  SUBSEQUENT EVENT

     On October 6, 1998, the Company obtained a $200 million construction/mini-perm credit facility from a syndicate of seven banks to be used for continued development of the Company's assisted living residences.

(5)  NEW ACCOUNTING PRONOUNCEMENTS

     In April 1998, the AICPA issued Statement of Position No. 98-5 "Reporting on the Costs of Start-up Activities." This statement provides guidance on the financial reporting of start-up activities and organization costs. It requires that costs of start-up activities and organization costs be expensed when incurred. Adoption of this statement is required for fiscal years beginning after December 15, 1998, and the Company plans to adopt the statement effective January 1, 1999, and report the impact as a cumulative effect of a change in accounting principle. As of September 30, 1998, the effect of this statement would result in a maximum charge to earnings of approximately $6.1 million, or $0.27 per diluted share.

     In September of 1998 the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 1999. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company currently does not participate in any hedging activities. However, the Company will assess the impact of this new statement on any future hedging transactions.

(6) RECLASSIFICATIONS

Certain reclassifications have been made in the 1997 financial statements to conform with the 1998 financial statement presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's continued rapid growth has had a significant impact on the Company's results of operations and accounts for most of the changes in results between the first nine months of 1998 and 1997. As of September 30, 1998 and 1997, the Company operated or managed 336 and 208 residences with aggregate capacities of 14,315 and 8,738, respectively. The Company is also constructing or developing approximately 172 residences with aggregate capacity of 7,846 as of September 30, 1998. For the nine months ended September 30, 1998, the Company generated operating revenue of $168.0 million, operating income of $3.5 million, and realized net income of $14.3 million.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

     Operating Revenue. Operating revenues for the three months ended September 30, 1998 were $66.3 million representing an increase of $30.1 million, or 83%, from the $36.1 million for the comparable 1997 period. Substantially all of this increase resulted from the addition of newly constructed residences and other residences acquired by the Company. The Company operated 336 and 208 residences at September 30, 1998 and 1997, respectively.

     Residence Operating Expenses. Residence operating expenses for the three months ended September 30, 1998 increased to $40.5 million from $22.6 million in the three-month period ended September 30, 1997 due to the increased number of residences operated during the 1998 period. Operating expenses as a percentage of operating revenue for the three months ended September 30, 1998 and 1997 were 61.1% and 62.4%, respectively.

     Lease Expense. Lease expense for the three months ended September 30, 1998 was $11.9 million, compared to $6.7 million in the comparable period in 1997. Such increase was primarily attributable to the utilization of additional sale/leaseback financing totaling $196 million during the twelve-month period ended September 30, 1998.

     General and Administrative Expense. General and administrative expenses for the three months ended September 30, 1998 were $6.3 million compared to $4.2 million for the comparable 1997 period, representing a decline as a percentage of operating revenue to 9.5% in 1998 from 11.5% in 1997. The increase in expenses was primarily attributable to salaries, related payroll taxes and employee benefits for additional corporate personnel retained to support the Company's actual and anticipated growth. The Company also incurred $500,000 of costs related to terminated merger and acquisition discussions during the third quarter of 1998. The Company expects that its general and administrative expenses will continue to decrease as a percentage of operating revenue as the Company grows and achieves additional economies of scale.

     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 1998 was $5.5 million, representing an increase of $2.5 million, or 83%, from $3.0 million for the comparable period in 1997. This increase resulted primarily from depreciation of fixed assets and amortization of pre-opening costs on the greater number of new residences that opened during the 12 month period ended September 30, 1998, versus the comparable period in 1997. The Company amortizes pre-opening costs over a twelve-month period from the date the residence opens. Upon the adoption of the AICPA Statement of Position No. 98-5 "Reporting on the Costs of Start-up Activities," on January 1, 1999, the Company will expense pre-opening costs, as defined, when they are incurred.

     Interest Expense, Net. Interest expense, net of interest income, was $2.7 million for the three months ended September 30, 1998, compared to $1.6 million for the comparable period in 1997. Gross interest expense (before interest capitalization and interest income) for the 1998 period was $8.0 million compared to $4.2 million for the 1997 period, an increase of $3.8 million.
This increase is primarily attributable to the issuance in December 1997 of the 5.25% Convertible Subordinated Debentures due 2002 and an increase in the amount of mortgage financing used in the 1998 period as compared to the 1997 period. The Company capitalized $3.7 million of interest expense in the 1998 period compared to $1.7 million in the comparable 1997 period due to increased construction activity in 1998. The Company opened 37 newly constructed residences during the three month period ended September 30, 1998 compared to 27 newly constructed residences during the comparable period last year. Interest income for the 1998 period was $1.6 million as compared to $843,000 for the 1997 period. This increase was primarily due to the investment of the proceeds received from the Company's December 1997 concurrent convertible debt and equity offering.

     Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the three months ended September 30, 1998 was $6.0 million, representing an increase of $2.8 million from $3.2 million for the comparable period in 1997. The increase was primarily attributable to the increase in the number of residences in various stages of lease-up that are owned by the Company with joint venture partners. During the third quarter of 1998, the Company had an average of 61 residences held in joint venture relationships compared to an average of 22 residences held in joint venture relationships during the third quarter of 1997.

     Income Taxes. During the three months ended September 30, 1998, the Company recorded a current income tax provision of $4.3 million which was offset by the recognition of $4.9 million of deferred tax assets resulting in a current income tax benefit of $549,000.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     Operating Revenue. Operating revenues for the nine months ended September 30, 1998 were $168.0 million representing an increase of $78.9 million, or 89%, from the $89.1 million for the comparable 1997 period. Substantially all of this increase resulted from the addition of newly constructed residences and other residences acquired by the Company. The Company operated 336 and 208 residences at September 30, 1998 and 1997, respectively.

     Residence Operating Expenses. Residence operating expenses for the nine months ended September 30, 1998 increased to $104.1 million from $56.2 million in the nine-month period ended September 30, 1997 due to the increased number of residences operated during the 1998 period. Operating expenses as a percentage of operating revenue for the nine months ended September 30, 1998 and 1997 were 62.0% and 63.0%, respectively.

     Lease Expense. Lease expense for the nine months ended September 30, 1998 was $31.0 million, compared to $18.1 million in the comparable period in 1997. Such increase was primarily attributable to the utilization of additional sale/leaseback financing totaling $196 million during the twelve-month period ended September 30, 1998.

     General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 1998 were $16.3 million compared to $11.5 million for the comparable 1997 period, representing a decline as a percentage of operating revenue to 9.7% in 1998 from 12.9% in 1997. The increase in expenses was primarily attributable to salaries, related payroll taxes and employee benefits for additional corporate personnel retained to support the Company's actual and anticipated growth. The Company also incurred $500,000 of costs related to terminated merger and acquisition discussions during the nine month period ended September 30, 1998. The Company expects that its general and administrative expenses will continue to decrease as a percentage of operating revenue as the Company grows and achieves additional economies of scale.

     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 1998 was $13.2 million, representing an increase of $6.4 million, or 93%, from $6.8 million for the comparable period in 1997.
This increase resulted primarily from depreciation of fixed assets and amortization of pre-opening costs on the larger number of new residences that opened during the 12 month period ended September 30, 1998, versus the comparable period in 1997. The Company amortizes pre-opening costs over a twelve-month period from the date the residence opens. Upon the adoption of the AICPA Statement of Position No. 98-5 "Reporting on the Costs of Start-up Activities," on January 1, 1999, the Company will expense pre-opening costs, as defined, when they are incurred.

     Interest Expense, Net. Interest expense, net of interest income, was $5.3 million for the nine months ended September 30, 1998, compared to $2.2 million for the comparable period in 1997. Gross interest expense (before interest capitalization and interest income) for the 1998 period was $20.8 million compared to $8.2 million for the 1997 period, an increase of $12.6 million. This increase is primarily attributable to the issuance in May 1997 of the 7% Convertible Subordinated Debentures due 2004, the issuance in December 1997 of the 5.25% Convertible Subordinated Debentures due 2002, and an increase in the amount of mortgage financing used in the 1998 period as compared to the 1997 period. The Company capitalized $10.6 million of interest expense in the 1998 period compared to $4.4 million in the comparable 1997 period due to increased construction activity in 1998. The Company opened 104 newly constructed residences during the nine month period ended September 30, 1998 compared to 57 newly constructed residences opened in the comparable period in 1997. Interest income for the 1998 period was $4.9 million as compared to $1.6 million for the 1997 period. This increase was primarily due to the investment of the proceeds received from the December 1997 concurrent convertible debt and equity offering.

     Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the nine months ended September 30, 1998 was $15.7 million, representing an increase of $9.7 million from $6.0 million for the comparable period in 1997. The increase was primarily attributable to the increase in the number of residences in various stages of lease-up that are owned by the Company with joint venture partners. Through September of 1998, the Company had an average of 51 residences held in joint venture relationships compared to an average of 13 residences held in joint venture relationships during the first nine months of 1997.

     Income Taxes. During the nine months ended September 30, 1998, the Company recorded a current income tax provision of $4.3 million which was offset by the recognition of $4.9 million of deferred tax assets resulting in a current income tax benefit of $549,000.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1998 and 1997, cash flow used in operations was $5.3 million and $2.7 million, respectively. Cash flows provided by operations in the 1998 period were offset by pre-opening costs incurred during the start-up phase of newly constructed residences and by Sterling House Corporation merger related costs paid during 1998.

     During the nine months ended September 30, 1998, the Company closed approximately $326 million of financing. Financing was provided through the sale of 5.25% Convertible Subordinated Debentures due 2002 pursuant to the exercise of an overallotment option and the issuance of common stock in January 1998 which provided net proceeds of $18.3 million and $9.2 million, respectively, $107.6 million of sale/leaseback financing, $172.1 million of secured mortgage financing and $18.7 million of joint venture partner equity contributions. In addition, the Company assumed existing debt of $13.3 million related to acquisitions completed in 1998.

     The above financing, along with $90.0 million in short-term investments, was used to fund $283.8 million in construction and development activity, $43.3 million in acquisition activity, $17.8 million in joint venture partner buy-outs, $11.8 million in advances to affiliates and operating cash flow deficits. An additional $68.5 million of cash and cash equivalents was used to pay down or retire notes payable and debt.

     The above activity resulted in a decrease in cash and cash equivalents at September 30, 1998 of $13.9 million.

     To achieve its growth objectives, the Company will need to obtain sufficient financing to fund its development, construction and acquisition activities. The Company has plans to develop approximately $400 million of residences for the 12-month period ending September 30, 1999. Historically, the Company has financed its development program and acquisitions through a combination of various forms of real estate financing (mortgage and sale/leaseback financing), capital contributions from joint venture partners and the sale of its securities. The Company currently has executed non-binding letters of intent with various healthcare REITS and commitments from conventional lenders for financing. As of September 30, 1998, the Company has $40 million and $316 million of remaining financing commitments from these healthcare REITS and conventional lenders, respectively. In addition to financing construction and development costs, the Company will require capital resources to meet its operating and working capital needs incurred primarily through the start-up and lease-up phases of new residences. The Company believes that its cash on hand, financing under these commitments, other financing that the Company expects to be able to access and equity contributions from its joint venture development partners will be sufficient to fund its growth strategy for the next 12 months.

     The Company is obligated under its joint venture arrangements to purchase the equity interests of its joint venture partners upon the election of such partners at fair market value. Within the next twelve months, the Company will become subject to such contingent purchase obligations with respect to equity interests held by joint venture partners, exercisable at their election, related to certain of the Company's residences. At such times, or earlier, as such contingent purchase obligations are exercisable, the Company may also elect to exercise its rights to purchase such interests. Based on a number of assumptions, including assumptions as to the number of residences to be developed with joint venture partners, the timing of such development, the time at which such options may be exercised and the fair market value of such residences at the date such options are exercised, the Company estimates that it may require approximately $30 million to $35 million to satisfy these purchase obligations during the 12 month period ended September 30, 1999.

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

YEAR 2000 ISSUE

     As a result of certain computer programs being written using two digits rather than four to define the applicable year, any of the Company's computer systems that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the so-called "Year 2000 Issue"). This could result in certain system failures or miscalculations causing disruptions to the operations or business activities of the Company.

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

     Because the Company's hardware and software has been determined to be Year 2000 compliant, and third party vendor arrangements are not anticipated to have a significant effect on operations, the Company does not expect that issues associated with Year 2000 compliance will have any material adverse effect on its consolidated financial position or results of operations. There can be no assurance, however, that the computer systems of other businesses on which the Company's operations rely, such as utilities, transportation, communications, banking and government, will be timely modified, or that a failure to modify such systems by such businesses, or modifications that are incompatible with the Company's systems, would not have a material adverse effect on the Company.

     Because the remaining focus around Year 2000 compliance issues relates primarily to identifying third party problems or issues and contingency plans, if necessary, the Company believes that the associated costs related to Year 2000 compliance will be immaterial.

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

                          PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:

            10.1 Loan Agreement dated July 30, 1998, by and between ALS Financing, Inc. and GMAC Commercial Mortgage Corporation;

            10.2 First Amendment to Loan Agreement and Reaffirmation Agreement dated July 30, 1998, by and between The Capital Company of America LLC and ALS Venture II, Inc.;

            10.3 First Amendment to Loan Agreement and Reaffirmation Agreement dated August 28, 1998, by and between Nomura Asset Capital Company and ALS Venture I, Inc.;

            10.4 Guaranty of Payment Agreement dated September 28, 1998, by Alternative Livings Services, Inc., for the benefit of Bank United;

            10.5 Financing and Security Agreement dated September 28, 1998, by and between ALS Holdings, Inc. and Bank United;

            10.6 Second Amendment to Loan Agreement, First Amendment to Guaranty and Suretyship Agreement, and Reaffirmation Agreement dated September 30, 1998, by and between The Capital Company of America LLC and ALS-Venture II, Inc.;

            10.7 Form of Facility Lease dated as of September 4, 1998, between Meditrust Acquisition Corporation III and ALS Leasing, Inc. ("Form of Facility Lease");

            10.8 Schedule of Additional Facility Leases which are substantially similar to the Form of Facility attached as Exhibit 10.7;

            10.9 Sixth Amendment to Amended and Restated Agreement Regarding Related Lease Transactions, Amended and Restated Environmental Indemnity Agreement and Amended and Restated Affiliated Party Subordination Agreement dated September 4, 1998, by and among ALS Leasing, Inc., the Company and Meditrust Acquisition Corporation III;

            10.10 Seventh Amendment to Amended and Restated Agreement Regarding
                  Related Lease Transactions, dated September 4, 1998, by and among ALS Leasing, Inc., the Company and Meditrust Acquisition Corporation III;

            10.11 Eleventh Amendment to Amended and Restated Agreement Regarding
                  Related Lease Transactions, dated September 4, 1998, by and among Assisted Living Properties, Inc., Meditrust Company, LLC Meditrust Of Texas, Inc., Meditrust of Kansas, Inc., Meditrust of Ohio, Inc. and MOC Health Care Company;

            11.1  Statement Regarding Computation of Per Share Earnings;

            27.1  Financial Data Schedule.

      (b) Reports on Form 8-K: The Registrant has filed no reports with the Securities and Exchange Commission on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brookfield, State of Wisconsin, on the 13th day of November, 1998.



                               ALTERNATIVE LIVING SERVICES, INC.



Date: November 13, 1998        By:  /s/  Thomas E. Komula
                                   ------------------------------------------
                                    Thomas E. Komula
                                    Senior Vice President, Treasurer, Chief
                                    Financial Officer and Secretary
                                    (Principal Financial Officer)