Form 10-K
period 1998-12-31
ALTERNATIVE LIVING SERVICES INC
filed 1999-03-31
CIK 1013218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                       -----------------------------------
[MARK ONE]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              FOR THE TRANSITION PERIOD FROM _________ TO ________
                         COMMISSION FILE NUMBER 1-11999

                    ----------------------------------------
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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (414) 641-5100
                            -------------------------
                 SECURITIES REGISTERED PURSUANT TO SECTION 12(B)
                      OF THE AMERICAN STOCK EXCHANGE ACT:

              TITLE OF EACH CLASS           NAME OF EXCHANGE ON WHICH REGISTERED
       COMMON STOCK, PAR VALUE $.01                 AMERICAN STOCK EXCHANGE
5.75% CONVERTIBLE SUBORDINATED DEBENTURE DUE 2002   AMERICAN STOCK EXCHANGE
SERIES A JUNIOR PREFERRED STOCK PURCHASE RIGHTS     AMERICAN STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was $282,215,480 as of March 5, 1999. The number of outstanding shares of the Registrant's Common Stock was 22,018,458 shares as of March 5, 1999.

                         -------------------------------

                       Documents Incorporated by Reference

         Part III incorporates information by reference from the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 19, 1999.

The statements in this annual report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These include, without limitation, those set forth under "Item 1. Business". These and other risks are set forth in the reports filed by the Company with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

Alternative Living Services, Inc. (the "Company" or "ALS") is a leading national assisted living company operating 350 assisted living residences with an aggregate capacity of approximately 15,000 residents as of December 31, 1998. Of these residences, the Company owns 77, leases 179, holds majority equity interests in entities which own 22 and lease 6, holds minority equity interests in entities which own 11 and lease 38, and manages 17 for other owners. The Company's rapid growth over the last several years has had a significant impact on the Company's results of operations and accounts for substantially all of the changes in its results of operations for the years ended 1998, 1997 and 1996. As of December 31, 1998, 1997 and 1996, the Company operated or managed residences with an aggregate capacity to accommodate approximately 15,000, 9,500 and 5,200 residents, respectively.

Since 1993, the Company has grown significantly as a result of its aggressive development and acquisition activities, which have focused on purposeful built, free-standing assisted living residences. The Company intends to continue its development strategy and, at December 31, 1998, was constructing 63 residences and developing an additional 136 residences. Of these residences, at least 80 with an aggregate capacity of approximately 3,600 residents are expected to open during 1999.

On December 31, 1998, the Company entered into a strategic alliance with HCR Manor Care. The alliance includes four principal arrangements:

- The Company will purchase from HCR Manor Care up to 29 Alzheimer's/dementia care and assisted living residences with a capacity for 2,611 residents located throughout 12 states for $200 million in cash. The acquisitions of these residences are expected to close in the second quarter of 1999.

- HCR Manor Care and the Company will establish and capitalize a joint venture to develop $500 million of ALS-branded Alzheimer's/dementia care and assisted living residences in HCR's core markets over the next three to five years. The Company expects to begin joint development under this arrangement in the second quarter of 1999 and to continue joint development activities over a three to five year period.

- HCR Manor Care has agreed in principle to license from ALS the use of ALS' Clare Bridge(R) service mark, to share various best practices, and to engage in joint marketing activities relating to HCR's remaining
    Alzheimer's/dementia care residences. The Company expects to finalize this arrangement in the second quarter of 1999.

- HCR Manor Care and ALS have agreed in principle to form a new company to provide a variety of ancillary services to ALS' resident population, including rehabilitation therapy and hospice care. The Company expects to finalize this arrangement in the second quarter of 1999.

In October 1997, the Company completed its merger (the "Sterling Merger") with Sterling House Corporation ("Sterling"), which at the time of the merger operated 104 residences with an aggregate capacity of approximately 3,900 residents. In May 1996, the Company acquired New Crossings International Corporation

("Crossings"), an assisted living company which operated 15 Crossings residences with a capacity to accommodate approximately 1,420 residents throughout the western United States; and in January 1996, the Company acquired Heartland Retirement Services, Inc. ("Heartland"), an assisted living company which operated 20 WovenHearts residences with an aggregate capacity of approximately 330 residents throughout Wisconsin. The Sterling Merger was accounted for as a pooling-of-interests and both of the 1996 acquisition transactions were accounted for as purchases.

NEW CORPORATE BRAND NAME

The Company has announced its intent to change the name of the corporation to Alterra Healthcare Corporation, subject to stockholder approval. In doing so the Company will create a corporate brand name, Alterra, to provide better consumer recognition of the Company's products and service offerings. The Company's residences operate under several brand names, including Clare Bridge, the brand name of the Company's primary free-standing, dementia care model, Wynwood, the brand name of the Company's upper income, frail elderly model, Sterling House and WovenHearts are the brand names of the Company's moderately priced frail elderly models, and Crossings, the brand name of the Company's apartment-style, frail elderly model. Through the Alterra brand name, the Company intends to create a strong, corporate level brand identity across all of its residence model and service level offerings. Management believes that corporate level branding will leverage its national scale and will focus potential residents and referral sources on the range of services offered by the Company rather than those offered by a single residence model. In addition, management believes that corporate level branding will provide an opportunity to reduce long term marketing expenditures by eliminating certain duplication inherent in marketing each product line and residence model separately.

ASSISTED LIVING SERVICES

The Company offers a full range of assisted living care and services based upon individual resident needs. Prior to admission, all residents are assessed by the Company's professional staff to determine the appropriate level of care and services required by such residents. Subsequently, individual care plans are developed by residence staff in conjunction with the residents, their families and their physicians. These plans are periodically reviewed, typically at six month intervals, or when a change in medical or cognitive status occurs. To oversee the delivery of care and services, the Company assigns a licensed nurse to each of its residences. The Company believes that this level of attention to the health care needs of its residents enables them to remain in the Company's residences, in many cases, for the rest of their lives.

FRAIL-ELDERLY SERVICES. The Company offers residents 24-hour assistance with activities of daily living ("ADLs"), ongoing health assessments by a nurse, organized social activities, three meals a day plus snacks, housekeeping and personal laundry services. All residents are assessed at admission to determine the level of care and service required and placed in one of four levels ranging from basic care to three different levels of advanced care. In addition, in some locations the Company offers its residents exercise programs and programs designed to address issues associated with early stages of Alzheimer's and other forms of dementia as more fully described below.

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

         Advanced Care. The Company also offers higher levels of personal and health care services to residents who require more frequent or intensive physical assistance or increased care and supervision due to cognitive impairments. Pricing for advanced care is determined using a proprietory assessment tool which determines additional services provided above basic care. Charges are based on market rates and the cost of additional care required, typically staffing. Rates charged for these services are added to the rate charged for basic care, and are generally up to $1,000 per month depending upon the level and frequency of care required and staffing needs. Residents requiring the highest care level are typically very physically frail or experiencing early stages of Alzheimer's disease or other dementia. Physically frail residents may require complex medication management, assistance with various ADLs, two-person transfer from a wheelchair or incontinence care. Residents with cognitive impairment may require frequent staff interaction and intervention due to confusion.

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

         Care and supportive services are offered in different residence models which incorporate the Company's philosophy of preserving resident's privacy, encouraging choice and fostering independence in a home-like setting.

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

- Sterling House. These apartment-style residences are generally located in select suburban communities and in small or medium sized towns with populations of 10,000 or more persons. These residences range in size from 20,000 to 30,000 square feet and usually contain from 33 to 50 private apartments, offering residents a choice of studio, one-bedroom and one-bedroom deluxe apartments. These apartments typically include a bedroom area, private bath, living area, individual temperature control and kitchenettes and range in size from 320 to 420 square feet., Common space is dispersed throughout the building and is residentially scaled. The Company generally maintains care staff to resident ratios ranging from approximately one to eight to one to 16, depending on the care needs of the residents. The Company customarily charges monthly rates per resident from $1,300 to $2,800 depending on the apartment type, level of services required, resident acuity and the geographic location of the residence.

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

- WovenHearts. These residences are designed to meet the needs of frail elderly individuals in smaller markets. WovenHearts residences range in size from 7,000 to 12,000 square feet and, accommodate 20 to 40 residents. These single-story residences resemble, and can generally be constructed on a site suitable for a single family home. These residences have multiple common areas that are easily accessible from any resident room and include a living room, a den, an entertainment room, several personal care areas as well as a large kitchen area which opens into an adjoining dining room. This design allows residents to participate in familiar daily activities (such as assisting with meals, laundry and housekeeping) which promote maintenance of their functional abilities. The Company generally maintains a minimum care giver to resident ratio of approximately one to 12 at its WovenHearts residences. The Company customarily charges monthly rates per resident ranging from $1,700 to $2,200.

ALZHEIMER'S DEMENTIA SERVICES. The Company believes it is one of the leading providers of care to residents with cognitive impairments, including Alzheimer's and other dementias, in its free-standing Clare Bridge and Clare Bridge Cottage residences. The Company's programs provide the attention, care and services needed to help cognitively impaired residents maintain a higher quality of life. Specialized services include assistance with ADLs, behavior management and a life-skills based activities program, the goal of which is to provide a normalized environment that supports resident's remaining functional abilities. Whenever possible, residents participate in all facets of daily life at the residence, such as assisting with meals, laundry and housekeeping.

The Company's specially designed, free-standing dementia residence models serve the programmatic needs of individuals with Alzheimer's disease and other dementias. The Company's dementia model residents typically require higher levels of care and services as a result of their progressive decline in cognitive abilities, including impaired memory, thinking and behavior. These residents require increased supervision because they are typically highly confused, wander prone and incontinent. As a result, these residences have a staffing pattern which includes a full-time nurse and a care giver to resident ratio of approximately one to six. Care and services offered in the Company's dementia residence models are described below.

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

- Clare Bridge Cottage. During 1998 the Company introduced dementia residence models focused on smaller to medium sized markets where income levels would not support a more upscale Clare Bridge model. These residences range from 20 to 40 residents and offer services similar to the Clare Bridge. These buildings resemble the Sterling House architectural styles with enhancements for wandering paths, security and other features associated with Clare Bridge. The Company customarily charges monthly rates between $2,800 and $3,500 for services provided in the Clare Bridge Cottage.

ACCESS TO SPECIALIZED MEDICAL SERVICES. In addition to its care and supportive services the Company assists its residents with the coordination of access to medical services from third parties, including home health care, rehabilitation therapy, pharmacy services and hospice care. These providers are often reimbursed directly by the resident or a third party payor, such as Medicare. In the future, the Company may elect to provide these services directly using its own skilled employees or through contracts or joint venture agreements with other skilled providers. Commencing in early 1999 Crystal Health LLC, a joint venture formed by the Company and

Omnicare, Inc. a national institutional pharmacy company, commenced providing pharmaceutical care services and medications to the Company's residents and other elderly customers.


JOINT VENTURES AND STRATEGIC ALLIANCES

In further support of its development strategy, the Company has formed strategic alliances and joint ventures with established real estate development and financial partners. These alliances and joint ventures have enabled the Company to develop and construct additional residences while reducing the investment of, and associated risk to, the Company.


Joint Venture with Pioneer Development Company. In 1996 the Company established a joint venture relationship (the "ALS-Northeast J.V.") with Pioneer Development Company, a Syracuse, New York-based commercial real estate development and construction company ("Pioneer"), to develop, own and operate assisted living residences in targeted market areas throughout New York, Massachusetts, Connecticut and Rhode Island (the "ALS-Northeast Territory"). Pioneer and the Company agreed to capitalize and form separate project entities during a five-year development term commencing in September 1996 to develop, construct, open and operate residences in the ALS-Northeast Territory, with the Company and Pioneer owning and funding either a 51% and 49% equity interest, a 65% and 35% equity interest, or an 80% and 20% equity interest, respectively, in such project entities. Under certain circumstances, the development term for one or more states in the ALS-Northwest Territory will be extended or shortened from the original five-year term. During such development term, the Company and Pioneer have agreed not to independently engage in other competitive activities in the ALS-Northeast Territory, subject to certain limited exceptions. Pioneer will provide development and construction management services to the ALS-Northeast J.V. and ALS will manage the ALS-Northeast residences, all pursuant to agreed upon arrangements. Any Losses from the operation of residences jointly owned by ALS and Pioneer are allocated on a basis consistent with the economic risk assumed by each of the partners, which results in losses being disproportionately allocated to Pioneer to the extent of it's capital.

With respect to each ALS Northeast Territory residence, upon the first to occur
(i) of such residence achieving a 75% occupancy or (ii) the six-month anniversary of the opening of such residence, Pioneer shall have the right to require the Company to purchase Pioneer's interest in the residence (put option) and the Company shall have an option to acquire (call option) Pioneer's interest in such ALS-Northeast residence. The purchase price payable upon exercise of the put and call options are based on the appraised fair market value of the residence and shall be payable in cash and/or shares of Company Common Stock.

Joint Venture with Continuing Care Concepts, Inc. In 1994, the Company established a joint venture with Continuing Care Concepts, Inc. ("CCC") to develop, own and operate assisted living residences in target market areas throughout Pennsylvania, Delaware and New Jersey (the "ALS-East Territory"). CCC is a corporation owned and controlled by DeLuca Enterprises, Inc., an eastern Pennsylvania-based commercial real estate development and construction company. The joint venture arrangement between ALS and CCC contemplates the joint development of residences in the ALS-East Territory, and CCC will have a right of first refusal to provide 20% of the equity for any future residences developed by ALS in the ALS-East Territory. Any losses from the operation of residences jointly owned by ALS and CCC are any allocated on a basis consistent with the economic risk assumed by each of the partners, which results in losses being disproportionately allocated to CCC to the extent of it's capital. Upon the six month anniversary of the opening of a residence jointly owned by ALS and CCC, CCC shall have the right to require the Company to purchase CCC's interest in such residence at fair market value (put option) and the Company shall have an option to acquire CCC's interest in such residence at a purchase price based upon an agreed upon return on investment (call option).

Franchise Arrangement with Eby Holdings. The Company has a franchise relationship with Eby Holdings Inc. ("Eby"). Under the terms of this agreement, Eby receives the right to build and operate residences using the Company branding, designs and operating systems in designated geographic areas. Currently, Eby operates 14 residences in the states of Iowa and Nebraska under the Sterling House brand. In consideration for the franchise relationship, the Company receives fees equal to $95,000 payable at opening of the franchised residence. In addition, the Company receives fees equal to 3% of resident service revenue generated by the franchised residences. The Company has options to purchase certain of the franchised residences based on fixed valuation criteria or actual prices per unit, which options are exercisable solely at the Company's discretion.

Development Arrangement with Investor Group. In December 1998, the Company entered into a series of transactions with a group of investors (the "Investor") pursuant to which the Company agreed to develop for the investors eight assisted living/dementia care residences in the Company's construction or development pipeline. The Investors acquired the Company's development rights in these eight projects for approximately $12 million. The Company has agreed to complete construction of these residences on the Investor's behalf, and will be reimbursed by the Investor for costs incurred in connection therewith (estimated to be approximately $23 million). The Company also agreed to provide a $26 million bridge loan to the Investor to permit them to satisfy a portion of their obligations until they can obtain third party mortgage financing for these residences. The bridge loan matures on the earlier of September 30, 1999 and the closing of any such third party financing of the residences. In addition, the Company has agreed to loan the Investor up to $800,000 for working capital purposes and to guarantee, subject to certain limitations, the Investors third party mortgage financing of the residences.

     The Company and the Investors also entered into a (i) development agreement pursuant to which the Company is providing the development and management services necessary to develop and construct the residences for a fee and (ii) management agreement pursuant to which the Company will manage the completed residences on terms generally consistent with the Company's other management agreements. The Company has a right of first offer with respect to any proposed sale of these residences by the Investors.

Other Development Partnerships. The Company is a party to various other joint venture arrangements pursuant to which the Company and other third party development partners are jointly developing, constructing and operating ALS-branded assisted living residences. Generally, the Company and its joint venture partner form and capitalize a limited partnership or a limited liability company that either acquires a fee interest or a leasehold interest in an assisted living residence under development by the Company. The Company's percentage equity interests in these joint venture entities varies from joint venture to joint venture, ranging from 10% minority interests up to 80% majority interests. These joint venture entities typically retain the Company as manager pursuant to a market rate management agreement. Pursuant to the operative agreements, the Company has the right to acquire (call option) the joint venture partner's equity interest in such joint venture entity at a price based upon an agreed upon return on investment to the joint venture partner. Similarly, after a specified waiting period, the joint venture partner has the right to require the Company to purchase (put option) such partner's equity interest in the joint venture entity at a price based upon the appraised fair market value of the residence operated by the joint venture entity. Losses from the operation of residences owned in such joint venture structures are generally allocated on a basis consistent with the respective partner's interest in cash distributions and the economic substance of the joint venture arrangement, which results in losses being disproportionately allocated to the joint venture partners to the extent of their respective capital accounts.

GOVERNMENT REGULATION

Health care is an area of extensive and frequent regulatory change. The assisted living industry is relatively new and, accordingly, the manner and extent to which it is regulated at the federal and state levels is evolving.

The Company's assisted living residences are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. In some states in which the Company operates, the term "assisted living" may have a statutory definition limited to a particular type of program or population. Some of the Company's assisted living residences may fall into other licensing categories or may not require licensing in states with specific "assisted living" programs, although such residences may offer services requiring licensure (e.g., licensed home care services). Although regulatory requirements vary from state to state, these requirements generally address, among other things: personnel education, training and records; staffing levels; facility services, including administration and assistance with self-administration of medication, and limited nursing services; physical residence specification; furnishing of residence units; food and housekeeping services; emergency evacuation plans; and residence rights and responsibilities. New Jersey, Kentucky and Illinois also require each assisted living residence to obtain a Certificate of Need ("CON") prior to its opening. The Company's residences are also subject to various state or local building codes and other ordinances, including safety codes. Management anticipates that the states which are establishing regulatory frameworks for assisted living residences will require licensing of assisted living residences and will establish varying requirements with respect to such licensing.

The Company has obtained all required licenses for each of its residences and expects that it will obtain all required licenses for each new residence. Each of the Company's licenses must be renewed annually or biannually. The Company has also obtained a CON for each residence under construction or development in New Jersey and Kentucky, and is in the process of obtaining CONs for the residences under development in Illinois.

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

Federal and state anti-remuneration laws, such as the Medicare/Medicaid anti-kickback law, govern certain financial arrangements among health care providers and others who may be in a position to refer or recommend patients to such providers. These laws prohibit, among other things, certain direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or, the recommending of, a particular provider of health care items or services. The Medicare/Medicaid anti-kickback law has been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referral. State anti remuneration laws vary from state to state. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participation in (i.e., furnishing covered items or services to beneficiaries) the Medicare and Medicaid programs. Although the Company receives only a small portion of its total revenues from certain Medicaid waiver programs and is otherwise not a Medicare or Medicaid provider or supplier, it is subject to these laws because (i) applicable state laws typically apply regardless of whether Medicare or Medicaid payments are at issue and (ii), some of the Company's assisted living residences maintain contracts with certain health care providers and practitioners, including pharmacies, home health organizations and hospices, through which the health care providers make their health care products or services (some of which may be covered by Medicare or Medicaid) available to the Company's residents. There can be no assurance that such laws will be interpreted in a manner consistent with the practices of the Company.

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

TRADEMARKS

Sterling House(R), Crossings(R), WovenHearts(R), Wynwood(R), Clare Bridge(R), and Clare Bridge Cottage(R) are registered service marks of the Company and the Company claims service mark protection in the marks Alternative Living Services(SM), Clare Bridge(SM), Crystal Health Services(SM) and Alterra(SM).

EMPLOYEES

At December 31, 1998, the Company employed approximately 6,629 full-time employees and 3,569 part-time employees. None of the Company's employees are represented by a collective bargaining group.

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

FACTORS AFFECTING FUTURE RESULTS AND REGARDING FORWARD-LOOKING STATEMENTS

The Company's business, results of operations and financial condition are subject to many risks, including those set forth below. In addition, the following important factors, among others, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements in this report and presented elsewhere by management from time to time. When used in this report, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. The following discussion highlights some of these risks and others are discussed elsewhere herein or in other documents filed by the Company with the Securities and Exchange Commission.

SUBSTANTIAL DEBT AND OPERATING LEASE PAYMENT OBLIGATIONS. The Company had lease expense of $44.2 million and $25.5 million for the years ended December 31, 1998 and 1997, respectively, and the Company's total indebtedness as of December 31, 1998 was $528.3 million, and its net interest expense was $11.0 million and $3.9 million for the years ended December 31, 1998 and 1997, respectively. Debt and annual operating lease payment obligations will continue to increase significantly as the Company pursues its growth strategy. In addition, the Company anticipates that future development of residences may be financed with construction loans and, therefore, there is a risk that, upon completion of construction, permanent financing for newly developed residences may not be available or may be available only on terms that are unfavorable or unacceptable to the Company. Historically, the Company has not consistently had sufficient earnings to cover fixed charges. Earnings of the Company were insufficient to cover fixed charges by $13.9 million and $23.2 million for the years ended December 31, 1998 and 1997. There can be no assurance that the Company will generate sufficient cash flow to meet its future obligations. Any payment default or other default with respect to such obligations could cause the lender to foreclose upon the residences securing the indebtedness or, in the case of an operating lease, to terminate the lease, with a consequent loss of income and asset value to the Company. Moreover, because of cross-default and cross-collateralization provisions in certain mortgages and debt instruments of the Company and in most of its leases, a default by the Company on one of its payment obligations could result in acceleration of other obligations and adversely affect a significant number of its other residences. See "-- Need for Additional Financing; Risk of Rising Interest Rates."

OPERATING LOSSES ASSOCIATED WITH NEW RESIDENCES. Newly opened assisted living residences typically operate at a loss during the first six to 12 months of operation, primarily due to the incurrence of certain fixed and variable expenses in advance of the achievement of targeted rent and service fee revenues from the lease-up of such residences. As of December 31, 1998, of the Company's 350 residences, 118 developed residences opened during 1998. In addition, the development and construction of assisted living residences requires the commitment of substantial capital over a typical six to 12 month construction period, the consequence of which may be an adverse impact on the Company's liquidity. As of December 31, 1998, the Company had 63 residences under construction and an additional 136 residences under development. In the case of acquired residences, resident turnover and increased marketing expenditures which may be required to reposition such residences, together with the possible disruption of operations resulting from the implementation of renovations, may adversely impact the financial performance of such residences for a period of time after their acquisition. In addition, occupancy levels and the rates which the Company may be able to charge for its services may be adversely affected in competitive market circumstances which would negatively impact the operating results of affected residences. Accordingly, there can be no assurance that the Company will not experience unforeseen expenses, difficulties, complications and delays which could result in greater than anticipated operating losses or otherwise materially adversely affect the Company's financial condition and results of operations. See "-- Development and Construction Risks" and "-- Competition."

ABILITY TO CONTINUE GROWTH, TO MANAGE RAPID EXPANSION AND BUSINESS DIVERSIFICATION. The Company has and expects to continue to pursue an aggressive expansion strategy focused on developing, constructing and acquiring assisted living residences. The Company is currently managing significant construction and development activity. Accordingly, the Company's prospects are directly affected by its ability to develop, construct and, to a lesser extent, acquire additional residences. The Company's ability to continue to grow will depend in large part on its ability to identify suitable and affordable development and acquisition opportunities and successfully pursue such opportunities, identify and obtain necessary financing commitments and effectively operate its assisted living residences. There can be no assurance, however, that the Company will be successful in developing, constructing or acquiring any additional residences or that it will be able to continue to achieve or exceed its historical growth rate. The Company's rapid expansion places significant demands on the Company's management and operating personnel. The Company's ability to manage it's recent and future growth effectively will require it to continue to improve its operational, financial and management information systems and to continue to attract, retain, train, motivate and manage key employees. If the Company is unable to manage its growth effectively, its business, operating results and financial condition will be adversely affected.

Management of the Company intends to review and, in appropriate circumstances, pursue opportunities for development and expansion of new products and services, such as home health care, rehabilitation and pharmacy services. Efforts to achieve such business diversification, however, are subject to certain risks, including management's relative unfamiliarity with such businesses, additional uncertainties related to government regulation and possible difficulties in integrating new products or businesses.

NEED FOR ADDITIONAL FINANCING, RISK OF RISING INTEREST RATES. To achieve its growth strategy, the Company will need to obtain sufficient financing to fund its continued development, construction and acquisition activities. Accordingly, the Company's future growth will depend on its ability to obtain additional financing on acceptable terms. The Company has executed non-binding letters of intent with various healthcare REITs of which approximately $94 million is available at December 31, 1998 and with conventional mortgage and bank lenders for construction and long-term mortgage financing of which $332 million is available at December 31, 1998. The Company's management believes financing available pursuant to these arrangements, and pursuant to other sources of financing, will be sufficient to fund its development and acquisition programs for at least the next 12 months.

The Company will from time to time seek additional funding through public or private financing, including equity or debt financing. If additional funds are raised by issuing equity securities, the Company's stockholders may experience dilution. In addition, the Company will require significant financial resources to meet its operating and working capital needs, including contractual obligations to purchase the equity interest of joint venture partners in residences owned in joint ventures. See "-- Joint Ventures and Related Mandatory Purchase Obligations." There can be no assurance that any newly constructed residences will achieve a stabilized occupancy rate and attain a resident mix that meet the Company's expectations or generate sufficient positive cash flow to cover operating and financing costs associated with such residences. There can be no assurance that the Company will be successful in securing additional financing or that adequate funding will be available and, if available, will be on terms that are acceptable to the Company. A lack of funds may require the Company to delay or eliminate all or some of its development projects and acquisition plans. In addition, the Company may require additional financing to enable it to acquire additional residences, to respond to changing economic conditions, to expand the Company's development program or to account for changes in assumptions related to its development program.

Approximately $114.6 million, or 21.7%, of the Company's total indebtedness as of December 31, 1998 was subject to floating interest rates. Although a majority of the debt and lease payment obligations of the Company are not subject to floating interest rates, indebtedness that the Company may incur in the future may bear interest at a floating rate. In addition, future fixed rate indebtedness and lease obligations will be based on interest rates prevailing at the time such arrangements are obtained. Therefore, increases in prevailing interest rates could increase the Company's interest or lease payment obligations and could have an adverse effect on the Company's business, financial condition and results of operations.

DEVELOPMENT AND CONSTRUCTION RISKS. The Company's growth strategy is dependent, in part, on its ability to develop and construct a significant number of additional residences. As of December 31, 1998, the Company had 63 residences under construction and 136 residences under development. Development projects generally are subject to various risks, including zoning, permitting, health care licensing and construction delays, that may result in construction cost overruns and longer development periods and, accordingly, higher than anticipated start-up losses. Project management is subject to a number of contingencies over which the Company will have little or no control and which might adversely affect project costs and completion time. Such contingencies include shortages of, or the inability to obtain, labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions and changes in applicable laws or regulations or in the method of applying such laws and regulations. As a result of these various factors, there can be no assurance that the Company will not experience construction delays, that it will be successful in developing and constructing currently planned or additional residences or that any developed residence will be economically successful. If the Company's planned development is delayed, the Company's business, operating results and financial condition could be adversely affected.

RISKS ASSOCIATED WITH ACQUISITIONS. The Company has acquired residences in the past, is currently seeking to complete a major acquisition of up to 29 residences from HCR Manor Care and intends to continue to seek acquisition opportunities in the future. However, no assurances can be given that the Company will be successful in identifying any future acquisition opportunities or completing any identified acquisitions. The acquisition of residences involves a number of risks. Existing residences available for acquisition frequently serve or target different market segments than those presently served by the Company. It may be necessary in such cases to reposition and renovate acquired residences or turn over the existing resident population to achieve a resident acuity and income profile which is consistent with the Company's current operations. In addition, the Company may also determine that staff and operating management personnel changes are necessary to successfully integrate such residences into the Company's existing operations. No assurances can be made that management will be successful in repositioning any acquired residences or in effecting any necessary operational or structural changes and improvements on a timely basis. Any failure by the Company to make necessary operational or structural changes or to successfully reposition acquired residences may adversely impact the Company's business, operating results and financial condition. In undertaking acquisitions of residences, the Company also may be adversely impacted by unforeseen liabilities attributable to the prior operators of such residences, against whom the Company may have little or no recourse.

JOINT VENTURES AND RELATED MANDATORY PURCHASE OBLIGATIONS. The Company has entered into several joint ventures with regional real estate development partners and others for the construction, development and ownership of assisted living residences in targeted geographic areas. As of December 31, 1998, 77 of the Company's operating residences were jointly owned, directly or indirectly, with venture partners. Of the 199 residences which were either under construction or development by the Company as of December 31, 1998, a significant portion of such residences are being or will be constructed or developed under joint venture agreements. The Company has agreed not to own or operate competing assisted living residences during specified contractual periods within specified geographic areas adjacent to residences developed through certain of its joint ventures. While the Company typically receives a fee for managing residences developed through joint ventures, it shares with its joint venture partners any profits or losses realized from the operation or sale of such residences. The Company is obligated under its joint venture arrangements to purchase the equity interests of its joint venture partners upon the election of such joint venture partners at a price based on the appraised value of the residence owned by the applicable joint venture. These purchase rights generally become exercisable during the period of six months to two years following the opening of the residence owned by such joint venture. As a result of these provisions, the Company might become obligated to acquire additional interests in residences developed through joint ventures on terms or at times that would otherwise not be acceptable to the Company, including times during which the Company may not have adequate liquidity to fund such acquisitions.

RESIDENCE MANAGEMENT, STAFFING AND LABOR COSTS. The Company competes with other providers of assisted living services and long-term care with respect to attracting and retaining qualified and skilled personnel. The Company will be dependent upon its ability to attract and retain management personnel responsible for the day-to-day operations of each of the Company's residences. Any inability of the Company to attract or retain qualified residence management personnel could have a material adverse effect on the Company's financial condition or results of operations. In addition, a possible shortage of nurses or trained personnel may require the Company to enhance its wage and benefits package in order to compete in the hiring and retention of such personnel. The Company will also be dependent upon the available labor pool of semi-skilled and unskilled employees in each of the markets in which it operates. No assurance can be given that the Company's labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in rates charged to residents. Any significant failure by the Company to attract and retain qualified management and staff personnel, to control its labor costs or to pass on any increased labor costs to residents through rate increases would have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITION. The long-term care industry is highly competitive and, given the relatively low barriers to entry and continuing health care cost containment pressures, the Company expects that the assisted living segment of such industry will become increasingly competitive in the future. The Company competes with other companies providing assisted living services as well as numerous other companies providing similar service and care alternatives, such as home health care agencies, congregate care facilities, retirement communities and skilled nursing facilities. While the Company believes there is a need for additional assisted living residences in the markets where the Company is constructing and developing residences, the Company expects that, as assisted living residences receive increased market awareness and the number of states which include assisted living services in their Medicaid programs increases, competition will increase from new market entrants, many of whom may have substantially greater financial resources than the Company. No assurance can be given that increased competition will not adversely affect the Company's ability to attract or retain residents or maintain its existing rate structures. Moreover, in implementing its growth strategy, the Company expects to face competition for development and acquisition opportunities from local developers and regional and national assisted living companies. Some of the Company's present and potential competitors have, or may have access to, greater financial resources than those of the Company. Consequently, there can be no assurance that the Company will not encounter increased competition in the future which could limit its ability to attract and retain residents, to maintain or increase resident service fees or to expand its business and could have a material adverse effect on the Company's financial condition, results of operations and prospects. Management of the Company is not able to predict the effect that the health care industry trend towards managed care will have on the assisted living marketplace. Managed care, an arrangement whereby service and care providers agree to sell specifically defined services to one or more public or private payors (frequently not the end user or resident) subject to a predefined system in an effort to achieve more efficiency with respect to utilization and cost, is not currently a significant factor in the assisted living marketplace. However, managed care plans sponsored by insurance companies or HMOs may in the future be a factor in the assisted living marketplace. There can be no assurance that the Company will not encounter increased competition or be subject to other competitive pressures that could affect its business, results of operation or financial condition as a result of managed care.

GOVERNMENT REGULATION. Health care is an area of extensive and frequent regulatory change. The assisted living industry is relatively new, and, accordingly, the manner and extent to which it is regulated at the federal and state levels is evolving. Changes in the laws or new interpretations of existing laws may have a significant impact on the Company's methods and costs of doing business. The Company is, and will be, subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in the various states and localities where it operates or intends to operate. The Company and its activities are subject to zoning, health and other state and local government laws and regulations. Zoning variances or use permits are often required for construction. Severely restrictive regulations could impair the ability of the Company to open additional residences at desired locations or could result in costly delays. Several of the Company's residences have been financed by revenue bonds. In order to continue to qualify for favorable tax treatment of the interest payable on certain of these bonds, the financed residences must comply with certain federal income tax requirements, principally pertaining to the maximum income level of a specified portion of the residents. Failure to satisfy these requirements constitutes an event of default under the bonds, thereby accelerating their maturity. The Company's success will depend in part upon its ability to satisfy applicable regulations and requirements and to procure and maintain required licenses in rapidly changing regulatory environments. Any failure to satisfy applicable regulations or to procure or maintain a required license could have a material adverse effect on the Company's financial condition, results of operations and prospects.

The Company's operations could also be adversely affected by, among other things, regulatory developments such as revisions in building code requirements for assisted living residences, mandatory increases in the scope and quality of care to be offered to residents and revisions in licensing and certification standards. There can be no assurance that federal, state or local laws or regulations will not be imposed or expanded based on evolving regulatory interpretations or based on new statutory or regulatory provisions which adversely impact the Company's business, financial condition, results of operations or prospects. The Company's residence operations are also subject to health and other state and local government regulations.

The Company has entered into franchise agreements with third parties pursuant to which such third parties operate assisted living residences under registered servicemarks of the Company utilizing systems and procedures prescribed by the Company. The sale of franchises is regulated by the Federal Trade Commission and by certain state agencies. Principally, these regulations require that certain written disclosures be made prior to the sale of a franchise. In addition, some states have relationship laws which prescribe the basis for terminating a franchisee's rights and regulate both the franchisor's and its franchisees' post-termination rights and obligations. There can be no assurance that changes in such regulations will not have an adverse impact upon the ability of the Company to continue its franchising activities.

The Company intends to review and, in appropriate circumstances, pursue opportunities for development and expansion into new products and services. These new products and services may include home health care, rehabilitation and pharmacy services. The federal and state regulation of such additional products and services may be more extensive than that related to the Company's assisted living operations. The Company has not in the past engaged in significant activities outside of its core assisted living business. As the Company expands into new products and services, the Company will be subject to additional federal, state and local laws and regulations. Non-compliance with such laws and regulations could have a material adverse effect on the Company's business, financial condition, results of operations or prospects.

LIABILITY AND INSURANCE. The provision of personal and health care services entails an inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits alleging malpractice or related legal theories, many of which involved large claims and resulted in the incurrence of significant defense costs. In addition, compared to more institutional long-term care facilities, assisted living residences (especially dementia care residences) of the type operated by the Company offer residents a greater degree of independence in their daily lives. This increased level of independence, however, may subject the resident and the Company to certain risks that would be reduced in more institutionalized settings. The Company currently maintains liability insurance intended to cover such claims which it believes is adequate based on the nature of the risks, historical experience and industry standards. There can be no assurance, however, that claims in excess of such insurance or claims not covered by insurance, such as claims for punitive damages, will not arise. A successful claim against the Company not covered by, or in excess of, its insurance could have a material adverse effect upon the Company's financial condition and results of operations. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company's ability to attract or retain residents or expand its business and may require management to devote substantial time to matters unrelated to day-to-day operations. In addition, insurance policies must be renewed annually. There can be no assurance that the Company will be able to obtain liability insurance in the future or that, if such insurance is available, it will be available on acceptable economic terms.

DEPENDENCE ON ATTRACTING SENIORS WITH SUFFICIENT RESOURCES TO PAY. The Company currently relies, and for the foreseeable future, the Company expects to rely, primarily on the ability of its residents to pay for services from their own and their families' financial resources. Generally, only elderly adults with income or assets meeting or exceeding the comparable median in the region where assisted living residences of the Company are located can afford the fees for such residences. Inflation or other circumstances which adversely affect the ability of residents and potential residents to pay for assisted living services could have an adverse effect on the Company. In the event that the Company encounters difficulty in attracting seniors with adequate resources to pay for the Company's services, the Company would be adversely affected.

ENVIRONMENTAL LIABILITY RISKS ASSOCIATED WITH REAL PROPERTY. Under various Federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with the contamination. Such laws typically impose clean up responsibility and liability without regard to whether the owner knew of or caused the presence of contaminants, and liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation or responsibility. The costs of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such property, may adversely affect the owner's ability to sell or lease such property or to borrow using such property as collateral. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. With the exception of four Sterling House residences operated by the Company or its predecessors since prior to 1995, the Company has conducted environmental assessments of all of its operating residences and has conducted, or is in the process of conducting, environmental assessments of all of its undeveloped sites and sites currently under construction. These assessments have not revealed, and the Company is not otherwise aware of, any environmental liability that it believes would have a material adverse effect on the Company's business, assets or results of operations. There can be no assurance, however, that environmental assessments would detect all environmental contamination which may give rise to material environmental liabilities. The Company believes that its respective residences are in compliance in all material respects with all applicable environmental laws. The Company has not been notified by any governmental authority, or is otherwise aware, of any material non-compliance, liability or claim relating to hazardous toxic substances or petroleum products in connection with any of the residences its currently operates.

ANTI-TAKEOVER PROVISIONS. The Company's Restated Certificate of Incorporation authorizes the issuance of 5,000,000 shares of preferred stock and 100,000,000 shares of Common Stock. Subject to the rules of the American Stock Exchange ("AMEX") upon which the Common Stock is listed, the Board of Directors of the Company has the power to issue any or all of the authorized and unissued shares without stockholder approval, and the preferred shares can be issued with such rights, preferences and limitations as may be determined by the Company's Board. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. The Company presently has no commitments or contracts to issue any additional shares of Common Stock (other than pursuant to the exercise of outstanding stock options or the conversion of the Company's 6.75% Convertible Subordinated Debentures due 2006, 7% Convertible Subordinated Debentures due 2004 or 5.25% Convertible Subordinated Debentures due 2002) or any shares of preferred stock. Authorized and unissued preferred stock and common stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could delay, discourage, hinder or preclude an unsolicited acquisition of the Company, could make it less likely that stockholders receive a premium for their shares as a result of any such attempt and could adversely affect the market price of and the voting and other rights of the holders of outstanding shares of Common Stock. As a Delaware corporation, the Company is subject to Section 203 of the Delaware General Corporation Law (the "DGCL") which, in general, prevents an "interested stockholder" (defined generally as a person owing 15% or more of the corporation's outstanding voting stock) from engaging in a "business combination" (as defined in Section 203) for three years following the date such person became an interested stockholder unless certain conditions are satisfied.

On December 10, 1998, the Company entered into a Rights Agreement with American Stock Transfer & Trust Company, as Rights Agent, pursuant to which the Company declared and paid a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, $.01 par value per share (the "Preferred Shares"), of the Company at a price of $130.00 per one one-hundredth of a Preferred Share. The Rights have certain anti-takeover effects, and they will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on redemption of the Rights or on substantially all of the Rights also being acquired. The Rights should not interfere with any merger or other business combination approved by the Company's Board since the Rights may be redeemed by the Company in accordance with the Rights Agreement.

POSSIBLE PRICE VOLATILITY OF THE COMMON STOCK. The market price of the Company's Common Stock could be subject to significant fluctuations in response to various factors and events, including variations in the Company's operating results, and new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the health care industry generally or the assisted living industry in particular. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations also may adversely affect the market price of the Common Stock.

ITEM 2.  PROPERTIES

The table below sets forth certain information with respect to the Company's residences which are operated by the Company as of December 31, 1998. The Company owns, leases, holds equity interest in or manages, on behalf of third parties, these residences.

                              OPERATING RESIDENCES



                          OWNED (1)            LEASED (2)        UNCONSOLIDATED (3)        MANAGED (4)               TOTAL
                      -----------------    -----------------    -------------------    -------------------    -------------------
       LOCATION       RES.      CAP.       RES.      CAP.        RES.       CAP.       RES.        CAP.       RES.        CAP.
       -----------   -------   --------    ------   --------    -------    --------   --------    --------   --------    -------

       AZ                 3        151         1         52          6         298         --          --         10        501
       CA                 2        307        --         --         --          --         --          --          2        307
       CO                 5        257         9        602         --          --          1          50         15        909
       DE                --         --        --         --          1          72         --          --          1         72
       FL                 5        234        29      1,216         11         492         --          --         45      1,942
       ID                 1         70         2        158         --          --         --          --          3        228
       IN                 2         84        --         --          5         210         --          --          7        294
       KS                12        399        11        357         --          --          2          80         25        836
       MA                 1         72        --         --         --          --         --          --          1         72
       MI                18        514         9        390          3         188         --          --         30      1,092
       MN                 8        266         8        259          3         156         --          --         19        681
       NC                 4        230         4        204          1          46          5         210         14        690
       ND                --         --         1         71         --          --         --          --          1         71
       NJ                 4        152        --         --         --          --         --          --          4        152
       NV                 1         54         2        154         --          --         --          --          3        208
       NY                 9        632         1         80         --          --         --          --         10        712
       OH                --         --        16        648          5         210         --          --         21        858
       OK                --         --        26        906         --          --         --          --         26        906
       OR                 1         56         8        650         --          --         --          --          9        706
       PA                 7        304         4        281          2          64         --          --         13        649
       SC                 3        126         3        118          2          84          3         128         11        456
       TN                --         --        --         --          4         176         --          --          4        176
       TX                --         --        26      1,000         --          --         --          --         26      1,000
       WA                --         --         4        388          3         156         --          --          7        544
       WI                13        306        21        532          3          55          6          48         43        941
                     -------   --------    ------   --------    -------    --------   --------    --------   --------    -------
            TOTAL        99      4,214       185      8,066         49       2,207         17         516        350     15,003
                     =======   ========    ======   ========    =======    ========   ========    ========   ========    =======


(1) Owned residences are those that are wholly or majority owned by the Company.
(2) Leased residences are those that are operated by the Company and are leased from a third party.
(3) Unconsolidated residences are those residences managed by the Company, but operated by an entity in which ALS owns a minority equity interest.
(4) Managed residences are those residences that ALS manages under management arrangements but in which ALS does not possess an ownership interest. ALS has an option to purchase or lease eleven of these residences.

82% of all operating residences are four years old or less and the remaining 18% range from five to fourteen years old.

At December 31, 1998, the Company was in various stages of constructing 63 residences and developing 136 residences. Set forth below is certain information with respect to residences in construction and residence sites in development on December 31, 1998.

                  RESIDENCES UNDER CONSTRUCTION OR DEVELOPMENT


                        UNDER CONSTRUCTION                  UNDER DEVELOPMENT
                   ------------------------------     ------------------------------
LOCATION            RESIDENCES         CAPACITY        RESIDENCES        CAPACITY
---------------    --------------     -----------     --------------    ------------

AZ                             2              76                  3             169
CA                             1              74                 17             857
CO                             3             140                  3             118
CT                            --              --                  3             150
DE                            --              --                  2             130
FL                             8             350                  6             292
GA                             1              36                  7             280
IA                            --              --                  1              40
IL                            --              --                  2              86
IN                             9             360                  7             280
KS                             1              40                  2              78
KY                            --              --                 15             616
MA                            --              --                  1              52
MD                             2              82                  3             150
MI                            --              --                  2              82
MN                             1              78                 --              --
NJ                             3             182                  8             362
NV                             1              52                  2             131
NY                             6             274                 10             461
NC                             4             156                  7             258
OH                             4             151                 --              --
OK                             2              74                  2              88
OR                             1              52                  2             104
PA                             1              52                  1              38
SC                             2              84                  4             142
TN                             6             250                  8             314
TX                             1              36                  5             198
VA                             1              40                  6             240
WA                             2             104                  1              52
WI                             1             102                  4             218
WY                            --              --                  2              82
                   --------------     -----------     --------------    ------------
         TOTAL                63           2,845                136           6,068
                   ==============     ===========     ==============    ============


Certain of the residences under construction or development may be owned directly by joint venture entities in which the Company will own varying percentages of equity interests. See "Business - Joint Ventures and Strategic Alliances."

"Construction" means that construction activities have commenced (ground breaking) and are ongoing. "Development" means that the site is under "control" (pursuant to purchase agreements or options or otherwise) and development activities with respect to the site have commenced and are ongoing (such as site permitting, preparation of surveys and architectural plans, and negotiation of construction contracts).

Residences under development may not in fact be constructed for a variety of reasons, including zoning, permitting, health care licensing and cost related issues. In addition to residences listed in the table above as "under development," the Company is also engaged in preliminary development activities with respect to other possible sites for future residences.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of its business. Neither the Company nor any of its subsidiaries is a party to any such legal proceeding, the outcome of which, individually or in the aggregate, is expected to have a material adverse affect on the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of its fiscal year ended December 31, 1998.


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

The Company's Common Stock is listed and traded on the American Stock Exchange
(AMEX) under the symbol "ALI". The Common Stock has been listed on the AMEX since August 6, 1996, the date of the Company's initial public offering. The number of holders of record of the Company's Common Stock as of March 3, 1999, was approximately 6,012.

The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported on AMEX.


                                                     HIGH           LOW
                                                  -----------    ----------
1998:
   First Quarter........................               34-1/2            27
   Second Quarter.......................                   35        24-3/4
   Third Quarter........................               30-1/2        17-1/8
   Fourth Quarter.......................               34-1/4        17-1/4

1997:
   First Quarter........................               17-3/4        11-7/8
   Second Quarter.......................               23-1/4        14-7/8
   Third Quarter........................               25-1/2       21-3/16
   Fourth Quarter.......................              29-9/16            23


The Company has never paid or declared cash dividends and currently intends to retain any future earnings for the operation and expansion of its business. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors and will be dependent on the Company's financial condition, results of operations, contractual restrictions, capital requirements, business prospects, restrictive debt covenants and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated historical financial data of the Company presented below for each of the five years ended December 31, 1998 has been derived from the Company's audited consolidated financial statements appearing elsewhere in this report. The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included in this report (in thousands, except per share data).

                                                                                  YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------------------------------------
                                                            1998           1997            1996           1995          1994
                                                         -----------    -----------     -----------     ---------     ----------
   STATEMENTS OF OPERATIONS DATA :
   Revenue:
     Operating revenue..........................          $244,423      $ 130,744       $  55,637       $ 15,061      $  7,228
                                                          --------      ---------       ---------       --------      --------
   Operating expenses:
     Residence operations.......................           147,931         81,558          35,977          8,717         3,185
     Lease expense..............................            44,174         25,524           9,035            944           697
     General and administrative.................            23,200         22,168          11,143          5,890         3,489
     Depreciation and amortization..............            19,730          9,271           4,223          1,275           346
     Non-recurring charge.......................                --          4,656             976             --            --
                                                          --------      ---------       ---------       --------      --------
         Total operating expenses...............           235,035        143,177          61,354         16,826         7,717
                                                          --------      ---------       ---------       --------      --------
   Operating income (loss)......................             9,388        (12,433)         (5,717)        (1,765)         (489)
   Other income (expense):
     Interest expense, net......................           (11,024)        (3,932)         (3,231)          (984)         (397)
     Lease income...............................             4,915             --              --             --            --
     Equity in losses of unconsolidated affiliates             (31)          (226)            (52)          (716)         (299)
     Minority interest in losses of consolidated            20,610          8,440              76            160            48
         subsidiaries
     Other, net.................................              (170)          (112)            (31)           479            --
                                                          --------      ---------       ---------       --------      --------
           Total other income (expense), net....            14,300          4,170          (3,238)        (1,061)         (648)
                                                          --------      ---------       ---------       --------      --------
   Income (loss) before income taxes............            23,688         (8,263)         (8,955)        (2,826)       (1,137)
   Income tax (expense) benefit.................            (3,136)            --             159            991            --
                                                          --------      ---------       ---------       --------      --------
   Income (loss) before extraordinary item......            20,552         (8,263)         (8,796)        (1,835)       (1,137)
   Extraordinary item - loss from early retirement
       of financing agreements..................                --             --              --         (1,176)           --
                                                          --------      ---------       ---------       --------      --------
           Net income (loss)....................          $ 20,552      $  (8,263)      $  (8,796)      $ (3,011)     $ (1,137)
                                                          ========      =========       =========       ========      ========

   Basic income (loss) per common share:
     Income (loss) before extraordinary item (1)          $   0.94      $   (0.44)      $   (0.57)      $  (0.24)     $  (0.26)
     Extraordinary item (1).....................                --             --              --          (0.15)           --
                                                          --------      ---------       ---------       --------      --------
   Basic income (loss) per common share (1).....          $   0.94      $   (0.44)      $   (0.57)      $  (0.39)     $  (0.26)
                                                          ========      =========       ==========      ========      ========

   Diluted income (loss) per common share:
     Income (loss) before extraordinary item (1)          $   0.92      $   (0.44)      $   (0.57)      $  (0.24)     $  (0.26)

     Extraordinary item (1).....................                --             --              --       $  (0.15)           --
                                                          --------      ---------       ---------       --------      --------
   Diluted  income (loss) per common share (1)..          $   0.92      $   (0.44)      $   (0.57)      $  (0.39)     $  (0.26)
                                                          ========      =========       =========       ========      ========


   Weighted average common shares outstanding (1):
     Basic......................................            21,905         18,651          15,429          7,782         4,322
                                                          ========      =========       =========       ========      ========
     Diluted....................................            24,145         18,651          15,429         7 ,782         4,322
                                                          ========      =========       =========       ========      ========


(1) Basic and diluted share amounts are the same for 1994-1997 since potentially issuable shares related to stock options and convertible debt would have had an anti-dilutive effect.




                                                             1998           1997            1996           1995          1994
                                                          -----------    -----------     -----------     ---------     ----------
   BALANCE SHEET DATA:
   Cash and cash equivalents...................             $ 49,934       $ 79,838        $ 39,455       $20,394       $   896
   Short-term investments......................                   --         90,000              --            --            --
   Working capital (deficit)...................               28,305        129,528          20,532        10,425        (1,723)
   Total assets................................              777,810        553,552         204,353        82,450        18,160
   Long-term obligations.......................              515,584        318,069          68,625        23,663         7,365
   Stockholders' equity........................             $177,112       $143,897        $ 91,064       $45,466       $ 3,765




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading national assisted living company operating 350 assisted living residences with an aggregate capacity of approximately 15,000 residents as of December 31, 1998. Of these residences, the Company owns 77, leases 179, holds majority interests in entities which own 22 and lease 6, holds minority interests in entities which own 11 and lease 38, and manages 17 for other owners. The Company's rapid growth over the last several years has had a significant impact on the Company's results of operations and accounts for substantially all of the changes in its results of operations for the years ended 1998, 1997 and 1996. As of December 31, 1998, 1997 and 1996, the Company operated or managed residences with an aggregate capacity to accommodate approximately 15,000, 9,500 and 5,200 residents, respectively.

Since 1993, the Company has grown significantly as a result of its aggressive development and acquisition activities, which have focused on purposeful built, free-standing assisted living residences. The Company intends to continue its development strategy and, at December 31, 1998, was constructing 63 residences and developing an additional 136 residences. Of these residences, at least 80 with an aggregate capacity of approximately 3,600 residents are expected to open during 1999.

On December 31, 1998, the Company entered into a strategic alliance with HCR Manor Care. The alliance includes four principal arrangements:

- The Company will acquire from HCR Manor Care up to 29 Alzheimer's/dementia care and assisted living residences with a capacity for 2,611 residents located throughout 12 states for $200 million in cash. Acquisitions of these residences are expected to close in the second quarter of 1999.

- HCR Manor Care and the Company will establish and capitalize a joint venture to develop $500 million of ALS-branded Alzheimer's/dementia care and assisted living residences in HCR's core markets over the next three to five years. The Company expects to begin joint development under this arrangement in the second quarter of 1999 and to continue joint development activities over a three to five year period.

- HCR Manor Care has agreed in principle to license from ALS the use of ALS' Clare Bridge(R) service mark, to share various best practices, and to engage in joint marketing activities relating to HCR's remaining
    Alzheimer's/dementia care residences. The Company expects to finalize this arrangement in the second quarter of 1999.

- HCR Manor Care and ALS have agreed in principle to form a new company to provide a variety of ancillary services to ALS' resident population, including rehabilitation therapy and hospice care. The Company expects to finalize this arrangement in the second quarter of 1999.

In October 1997, the Company completed the Sterling Merger. At the time of the merger Sterling operated 104 residences with an aggregate capacity of approximately 3,900 residents. In May 1996, the Company acquired Crossings, an assisted living company which operated 15 Crossings residences with a capacity to accommodate approximately 1,420 residents throughout the western United States; and in January 1996, the Company acquired Heartland, an assisted living company which operated 20 WovenHearts residences with an aggregate capacity of approximately 330 residents throughout Wisconsin. The Sterling Merger was accounted for as a pooling-of-interest and both of the 1996 acquisition transactions were accounted for as purchases.

The following discussion and analysis relates to, and should be read in conjunction with, the consolidated financial statements included elsewhere herein. These financial statements give retroactive effect to the Sterling Merger consummated on October 23, 1997, which has been accounted for as a pooling-of-interests. See "Index to Consolidated Financial Statements."

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

Operating Revenue. Operating revenues for the year ended December 31, 1998 were $244.4 million representing an increase of $113.7 million, or 87%, from the $130.7 million for the comparable 1997 period. Substantially all of this increase resulted from the addition of newly constructed residences and other residences acquired by the Company. The Company operated or managed 350 and 223 residences at December 31, 1998 and 1997, respectively.

Other revenues for the year ended December 31, 1998 were $8.5 million, an increase of $6.6 million over the $1.9 million of other revenue for the year ended December 31, 1997. The increase is attributable to management fees on an increased number of residences which were either managed for third parties or held in minority joint venture structures in 1998 versus 1997. As of December 31, 1998, the Company had 66 residences held in minority joint ventures or managed for other owners as compared to 36 such residences on December 31, 1997. The increase in other revenue was also impacted by 14 new residences opened under franchise arrangements in 1998 and fees recognized from a development arrangement in 1998.

Residence Operating Expenses. Residence operating expenses for the year ended December 31, 1998 increased to $147.9 million from $81.6 million in the comparable period in 1997 due to the increased number of residences operated during the 1998 period. Operating expenses as a percentage of operating revenue for the years ended December 31, 1998 and 1997 were 60.5% and 62.4%, respectively.

Lease Expense. Lease expense for the year ended December 31, 1998 was $44.2 million, compared to $25.5 million in the comparable period in 1997. Such increase was primarily attributable to the utilization of additional sale/leaseback financing totaling $146 million during the twelve-month period ended December 31, 1998.

General and Administrative Expense. General and administrative expenses for the year ended December 31, 1998 were $23.2 million compared to $16.5 million, before Sterling Merger related charges of $5.7 million, for the comparable 1997 period, representing a decline as a percentage of operating revenue to 9.5% in 1998 from 12.6% in 1997. The increase in expenses was primarily attributable to salaries, related payroll taxes and employee benefits for additional corporate personnel retained to support the Company's actual and anticipated growth. The Company expects that its general and administrative expenses will continue to decrease as a percentage of operating revenue as the Company grows and achieves additional economies of scale.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 1998 was $19.7 million, representing an increase of $10.4 million, or 113%, from the $9.3 million of depreciation and amortization for the comparable period in 1997. This increase resulted primarily from depreciation of fixed assets and amortization of pre-opening costs on the larger number of new residences that were operated by the Company during the year ended December 31, 1998, versus the comparable period in 1997. The Company amortizes pre-opening costs over a twelve-month period from the date the residence opens. Upon the adoption of the AICPA Statement of Position No. 98-5 "Reporting on the Costs of Start-up Activities," on January 1, 1999, the Company will expense pre-opening costs, as defined, when they are incurred.

Interest Expense, Net. Interest expense, net of interest income, was $11.0 million for the year ended December 31, 1998, compared to $3.9 million for the comparable period in 1997. Gross interest expense (before interest capitalization and interest income) for the 1998 period was $29.8 million compared to $13.4 million for the 1997 period, an increase of $16.4 million. This increase is primarily attributable to the issuance in May 1997 of the 7% Convertible Subordinated Debentures due 2004, (the "7% Debentures") the issuance in December 1997 of the 5.25% Convertible Subordinated Debentures due 2002, (the "5.25% Debentures") and an increase in the amount of mortgage financing used in the 1998 period as compared to the 1997 period. The Company capitalized $13.8 million of interest expense in the 1998 period compared to $6.7 million in the comparable 1997 period due to increased construction activity in 1998. The Company opened 116 newly constructed residences during the year ended December 31, 1998 compared to 78 newly constructed residences opened in the comparable period in 1997. Interest income for the 1998 period was $5.0 million as compared to $2.8 million for the 1997 period. This increase was primarily due to the investment of proceeds received from the December 1997 concurrent convertible debt and equity offering.

Lease Income. The Company recorded $4.9 million of lease income on residences owned by the Company and leased to unconsolidated joint ventures in 1998. Under this arrangement, the Company retains ownership in underlying assets in order to allow the use of Company financing arrangements. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by the Company on the leased residences, which thereby, offset Company costs associated with retaining ownership in the fixed assets.
The Company had no such arrangements in 1997.

Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the year ended December 31, 1998 was $20.6 million, representing an increase of $12.2 million from $8.4 million for the comparable period in 1997. The increase was primarily attributable to the increase in the number of residences in various stages of lease-up that were owned by the Company in joint venture arrangements. Throughout 1998, the Company had an average of 46 residences held in these joint venture arrangements compared to an average of 17 residences held in similar joint venture arrangements during the year ended December 31, 1997.

Income Taxes. For the year ended December 31, 1998, the Company recorded a current income tax provision of $9.6 million which was offset by the recognition of $6.5 million of deferred tax assets resulting in a current income tax expense of $3.1 million. The deferred tax asset recognition was generated primarily due to the elimination of valuation allowances associated with net deferred tax assets in 1997 and prior.

Net Income. As a result of the foregoing, the net income for the year ended December 31, 1998 was $20.6 million compared to a net loss of $8.3 million for the comparable period in 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

Operating Revenue. Operating revenues for the year ended December 31, 1997 were $130.7 million representing an increase of $75.1 million, or 135%, from the $55.6 million of operating revenue for the comparable 1996 period. Substantially all of this increase resulted from the addition of newly constructed residences, the acquisition of Crossings in May 1996 and other acquisitions. The Company operated 223 residences at December 31, 1997 compared to 136 residences at December 31, 1996.

Residence Operating Expenses. Residence operating expenses for the year ended December 31, 1997 increased to $81.6 million from $36.0 million for the comparable 1996 period primarily as a result of an increase in the number of residences operated during the 1997 period. Operating expense as a percentage of operating revenue for the years ended December 31, 1997 and 1996 was 62.4% and 64.7%, respectively.

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

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 1997 was $9.3 million, representing an increase of $5.1 million, or 120%, from $4.2 million for the comparable period in 1996. This increase resulted primarily from depreciation of fixed assets and amortization of pre-opening costs on the larger number of new residences that opened during 1997 and the fourth quarter of 1996. The Company amortizes pre-opening costs over a twelve month period from the date the residence is available for occupancy.

Non-recurring Charge. For the year ended December 31, 1997, the Company recorded a $4.7 million non-recurring charge related to the Sterling Merger. The non-recurring charge established reserves for exit costs for duplicate facility locations, systems consolidation, severance arrangements and consolidation of corporate office functions.

Interest Expense, Net. Interest expense, net of interest income, was $3.9 million for the year ended December 31, 1997 compared to $3.2 million for the comparable period in 1996. Gross interest expense for the 1997 period was $13.4 million compared to $7.0 million for the 1996 period, an increase of $6.4 million. This increase is primarily attributable to the issuance of the 7% Debentures in May 1997, the issuance of the 6.75% Convertible Subordinated Debentures due 2006 in May 1996 and an increase in the amount of construction financing used in the 1997 period as compared to the 1996 period. The Company capitalized $6.7 million of interest expense in the 1997 period compared to $1.9 million in the comparable 1996 period due to increased construction activity in 1997. Construction in progress was $114.3 million at December 31, 1997 compared to $53.1 million at December 31, 1996. Interest income for the 1997 period was $2.8 million as compared to $1.9 million for the 1996 period. This increase was primarily due to the investment of proceeds received from the 7% Debentures issued in May 1997.

Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the year ended December 31, 1997 was $8.4 million, representing an increase of $8.4 million from $76,000 for the comparable period in 1996. The increase was primarily attributable to the increase in the number of residences owned by the Company within consolidated, majority owned joint venture arrangements. During 1997, the Company had an average of 17 residences held in consolidated joint venture arrangements compared to one residence held in a consolidated joint venture arrangements during 1996.

Net Loss. As a result of the foregoing, the net loss for the year ended December 31, 1997 was $8.3 million compared to a net loss of $8.8 million for the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

For the years ended December 31, 1998, 1997 and 1996, the Company experienced cash flow deficits from operations of $1.1 million, $141,000 and $1.7 million, respectively. These cash flow deficits were primarily a result of the Company's significant development of new residences, which typically incur cash flow deficits during the lease-up period. A significant number of these new residences were owned in consolidated joint venture arrangements. Consistent with the terms of these agreements, operating deficits included in cash flow from operations of $20.6 million and $8.4 million for the years ended December 31, 1998 and 1997, respectively, were funded with capital contributions from the minority partners. In 1998 and 1997, the cash flow deficit was also caused by restructuring and transaction costs of approximately $5 million and $4 million respectively, incurred in connection with the Sterling Merger and general administrative expense necessary to support the Company's continued growth.

During the year ended December 31, 1998, the Company executed approximately $340.4 million of new financing. Financing was provided through the sale of 5.25% Debentures pursuant to the exercise of an overallotment option and the issuance of common stock in January 1998 which provided net proceeds of $18.3 million and $9.2 million, respectively, $145.7 million of sale/leaseback financing, $198.4 million of secured mortgage financing, $5.0 million of unsecured short-term financing, $26.7 million of minority partner contributions and cash from operations. In addition, the Company assumed existing debt of $13.3 million related to acquisitions completed in 1998.

This financing along with approximately $120 million in available cash and investments was used to fund $366.9 million in construction and development activity, $49.5 million in acquisition activity, $27.1 million in joint venture buy-outs, and operating cash flow deficits.

In December 1998, the Company had working capital of $28.3 million compared to working capital of $129.5 million at December 31, 1997. The decrease was due to the utilization of $120 million in cash and investments to fund additional construction and development activities during 1998.

The Company's earnings were inadequate to cover fixed charges by $13.9 million and $23.2 million for the years ended December 31, 1998 and 1997.

To achieve its growth objectives, the Company will need to obtain sufficient financing to fund its development, construction and acquisition activities. The Company has plans to develop approximately $325 million of residences for the 12-month period ending December 31, 1999. Historically, the Company has financed its development program and acquisitions through a combination of various forms of real estate financing (mortgage and sale/leaseback financing), capital contributions from joint venture partners and the sale of its securities. The Company currently has executed non-binding letters of intent with various healthcare REITs and commitments from conventional lenders for financing. As of December 31, 1998, the Company had $94 million and $332 million of remaining financing commitments from these healthcare REITs and conventional lenders, respectively. In addition, the Company will require approximately $200 million to acquire the 29 properties it has agreed to purchase from HCR Manor Care. The Company expects to finance this transaction through a separate credit facility. In addition to financing construction and development costs, the Company will require capital resources to meet its operating and working capital needs incurred primarily in connection with the start-up and lease-up phases of new residences. The Company believes that its cash on hand, financing under these commitments, other financing that the Company expects to be able to access and equity contributions from its joint venture development partners will be sufficient to fund its growth strategy for the next 12 months.

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

The Company is obligated under its joint venture arrangements to purchase the equity interests of its joint venture partners at fair market value upon the election of such partners. Within the next twelve months, the Company will become subject to such contingent purchase obligations with respect to equity interests held by joint venture partners, exercisable at their election, related to certain of the Company's residences. At such times, or earlier, as such contingent purchase obligations are exercisable, the Company may also elect to exercise its rights to purchase such interests. Based on a number of assumptions, including assumptions as to the number of residences to be developed with joint venture partners, the timing of such development, the time at which such options may be exercised and the fair market value of such residences at the date such options are exercised, the Company estimates that it may require approximately $30 million to $35 million to satisfy these purchase obligations during the 12 month period ended December 31, 1999.

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

The Company began evaluating its compliance with year 2000 issues in 1997. An assessment of existing systems indicated that all of its principal systems, such as general ledger, accounts payable, billing, property management, and all desktop applications such as word processing, e-mail and spreadsheet applications were compliant. To address the significant growth of the Company, a new corporate telecommunications system was installed in 1998 and the Company implemented a new Human Resources and Payroll system on January 1, 1999. While preliminary indications suggest that there are no systems in the residences that will be affected (call systems, elevators, phones, etc.), the Company will be completing its evaluation of compliance of these systems during the second quarter of 1999. While the Company does not believe that it has any significant exposure from lack of compliance by third party vendors, it will also be completing its evaluation of those vendor systems by the second quarter of 1999, thus allowing for the remainder of 1999 to develop any contingency plans that might be required.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors cause fluctuations in the Company's earnings and cash flows.

The Company performed a sensitivity analysis which presents the hypothetical change in fair value of those financial instruments held by the Company at December 31, 1998 which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one percentage point parallel shift in the yield curve. The fair value of the debt included in the analysis is $114.6 million. Although not expected, a one percentage point change in the interest rates would have caused the Company's annual interest expense to change by approximately $1.1 million. Accordingly, a significant increase in LIBOR could have a material adverse effect on the Company's earnings.

Although a majority of the debt and lease payment obligations of the Company as of, or during the twelve months ended, December 31, 1998 are not subject to floating interest rates, indebtedness that the Company may incur in the future may bear interest at a floating rate. Debt and annual operating lease payment obligations will continue to increase significantly as the Company pursues its growth strategy.

The Company does not presently use financial derivative instruments to manage its interest costs. The Company does not use foreign currency exchange rate forward contracts or commodity contracts and does not have foreign currency exposure as of December 31, 1998.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                        Page
                                                                                                       -------
ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES:
      Independent Auditors' Report..................................................................     26

      Consolidated Balance Sheets, as of December 31, 1998 and 1997.................................     27

      Consolidated Statements of Operations for Years Ended December 31, 1998, 1997 and 1996........     28

      Consolidated Statements of Changes in Stockholders' Equity for Years Ended December 31,
          1998, 1997 and 1996.......................................................................     29

      Consolidated Statements of Cash Flows for Years Ended December 31, 1998, 1997 and 1996........     20

      Notes to Consolidated Financial Statements....................................................    31-45


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Alternative Living Services, Inc.:

We have audited the accompanying consolidated balance sheets of Alternative Living Services, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and 1997, and the consolidated results of its operations and it's cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




KPMG LLP

Chicago, Illinois
February 22, 1999

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                                  1998            1997
                                                                               -----------     ------------
                                    ASSETS
Current assets:
    Cash and cash equivalents.....................................              $ 49,934       $  79,838
    Short-term investments........................................                    --          90,000
    Accounts receivable...........................................                 4,045           1,832
    Pre-opening costs, net of amortization........................                 7,856           5,785
    Note receivable...............................................                10,986              --
    Other current assets..........................................                18,031          21,378
                                                                                --------       ---------
        Total current assets......................................                90,852         198,833
                                                                                --------       ---------
Property and equipment, net.......................................               640,211         323,613
Long-term investments.............................................                 4,504           4,435
Investments in and advances to unconsolidated affiliates..........                    --           1,607
Goodwill, net.....................................................                 5,243           5,380
Other assets......................................................                37,000          19,684
                                                                                ========       =========
        Total assets..............................................              $777,810       $ 553,552
                                                                                ========       =========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current installments of long-term obligations...............                $  4,376       $   2,677
    Short-term notes payable......................................                 8,363          18,900
    Accounts payable..............................................                28,666          20,645
    Accrued expenses..............................................                15,723          21,603
    Deferred rent and refundable deposits.........................                 5,419           5,480
                                                                                --------       ---------
           Total current liabilities..............................                62,547          69,305
                                                                                --------       ---------
Long-term obligations, less current installments..................               286,984         108,069
Convertible debt..................................................               228,600         210,000
Deferred gain on sale and other...................................                18,347          12,421
Minority interest.................................................                 4,220           9,860
Stockholders' equity:
    Common stock..................................................                   219             214
    Additional paid-in capital....................................               177,864         165,206
    Accumulated deficit...........................................                  (971)        (21,523)
                                                                                --------       ---------
        Total stockholders' equity................................               177,112         143,897
                                                                                ========       =========
        Total liabilities and stockholders' equity................              $777,810       $ 553,552
                                                                                ========       =========

          See accompanying notes to consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             1998           1997            1996
                                                                          ---------      ---------       ---------
Revenue:
    Resident service fees.................................                $ 235,909      $ 128,856       $  54,210
    Other.................................................                    8,514          1,888           1,427
                                                                          ---------      ---------       ---------
Operating revenue.........................................                  244,423        130,744          55,637
Operating expenses:
    Residence operations..................................                  147,931         81,558          35,977
    Lease expense.........................................                   44,174         25,524           9,035
    General and administrative............................                   23,200         22,168          11,143
    Depreciation and amortization.........................                   19,730          9,271           4,223
    Non-recurring charge..................................                       --          4,656             976
                                                                          ---------      ---------       ---------
        Total operating expenses..........................                  235,035        143,177          61,354
                                                                          ---------      ---------       ---------
Operating income (loss)...................................                    9,388        (12,433)         (5,717)
Other income (expense):
    Interest expense, net.................................                  (11,024)        (3,932)         (3,231)
    Lease income .........................................                    4,915             --              --
    (Loss) gain on sale of assets.........................                       --            (29)             --
    Equity in losses of unconsolidated affiliates.........                      (31)          (226)            (52)
    Other (expense) income................................                     (170)           (83)            (31)
    Minority interest in losses of consolidated
      subsidiaries........................................                   20,610          8,440              76
                                                                          ---------      ---------       ---------
        Total other income (expense), net.................                   14,300          4,170          (3,238)
                                                                          ---------      ---------       ---------
Income (loss) before income taxes.........................                   23,688         (8,263)         (8,955)
Income tax (expense) benefit..............................                   (3,136)            --             159
                                                                          ---------      ---------       ---------
Net income (loss).........................................                $  20,552      $  (8,263)      $  (8,796)
                                                                          =========      =========       =========
Net income (loss) per share:
    Basic.................................................                $    0.94      $   (0.44)      $   (0.57)
                                                                          =========      =========       =========
    Diluted...............................................                $    0.92      $   (0.44)      $   (0.57)
                                                                          =========      =========       =========
Weighted average common shares outstanding:
    Basic.................................................                   21,905         18,651          15,429
                                                                          =========      =========       =========
    Diluted...............................................                   24,145         18,651          15,429
                                                                          =========      =========       =========




          See accompanying notes to consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)


                                                          COMMON STOCK
                                                         AND ADDITIONAL
                                                        PAID-IN CAPITAL
                                                    -------------------------
                                                                                  ACCUMULATED
                                                     SHARES         AMOUNTS         DEFICIT       TOTAL
                                                    ---------     -----------    -------------  --------

BALANCES AT DECEMBER 31, 1995..................        12,191       $  49,930      $ (4,464)    $ 45,466
                                                    =========       =========      ========     ========

Proceeds from issuance of common stock.........         3,873          41,648            --       41,648
Shares issued in connection with acquisitions..         2,483          12,877            --       12,877
Purchase and retirement of common stock........           (12)           (163)           --         (163)
Shares issued - options exercised..............             4              32            --           32
Net loss.......................................            --              --        (8,796)      (8,796)
                                                    ---------       ---------      --------     --------
BALANCES AT DECEMBER 31, 1996..................        18,539       $ 104,324      $(13,260)    $ 91,064
                                                    =========       =========      ========     ========

Proceeds from issuance of common stock.........         2,800          60,744            --       60,744
Shares issued - options exercised..............            52             352            --          352
Net loss.....................................              --              --        (8,263)      (8,263)
                                                    ---------       ---------      --------     --------
BALANCES AT DECEMBER 31, 1997..................        21,391       $ 165,420      $(21,523)    $143,897
                                                    =========       =========      ========     ========

Proceeds from issuance of common stock.........           427           9,331            --        9,331
Shares issued - options exercised..............           201           3,332            --        3,332
Net income.....................................            --              --        20,552       20,552
                                                    ---------       ---------      --------     --------
BALANCES AT DECEMBER 31, 1998..................        22,019       $ 178,083      $   (971)    $177,112
                                                    =========      ==========      ========     ========


          See accompanying notes to consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)



                                                                                   1998              1997                1996
                                                                                -----------       ----------          ---------
Cash flows from operating activities:
  Net income (loss)............................................................ $  20,552          $ (8,263)          $ (8,796)
Adjustment to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization................................................    19,730             9,271              4,223
  Loss  on sale of assets......................................................        --                29                 --
  Deferred income taxes........................................................    (6,468)               --               (159)
  Equity in net loss from investments in unconsolidated affiliates.............        31               226                 52
  Minority interest in losses of consolidated subsidiaries.....................   (20,610)           (8,440)               (76)
  Tax effect of stock options exercised........................................     1,709                --                 --
  Increase in net resident receivable..........................................    (2,213)           (4,333)            (1,293)
  Increase in pre-opening costs................................................   (11,965)           (3,097)            (2,688)
  Decrease (increase)in other current assets...................................     3,347            (7,899)              (782)
  Increase (decrease) in accounts payable......................................     8,021             7,486               (344)
  Increase in accrued expenses.................................................      (729)            8,583              4,397
  (Decrease) Increase in accrued merger charges................................    (5,151)            5,863                 --
  Changes in other assets and liabilities, net.................................    (7,378)              433              3,777
                                                                                ---------          --------           --------
Net cash used in operating activities..........................................    (1,124)             (141)            (1,689)
                                                                                ---------          --------           --------

Cash flows from investing activities:
  Payments for property, equipment and project development costs ..............  (366,920)         (294,153)          (115,711)
  Construction receivable due from REIT........................................        --                --             (3,848)
  Net proceeds from sale of property and equipment.............................        --             2,188                 --
  Increase in notes receivable.................................................   (10,986)               --                 --
  Acquisitions of facilities, net of cash......................................   (49,509)          (23,189)            (9,998)
  Changes in investments in and advances to unconsolidated affiliates..........    (4,682)           (1,148)              (252)
  Purchase of limited partnership interests....................................   (27,053)           (5,590)                --
  Increase in long-term investments............................................       (69)           (1,600)            (1,663)
  Decrease (Increase) in short-term investments................................    90,000           (90,000)                --
                                                                                ---------          --------           --------
Net cash used in investing activities..........................................  (369,219)         (413,492)          (131,472)
                                                                                ---------          --------           --------

Cash flows from financing activities:
  Repayments of short term borrowings..........................................   (15,537)          (34,335)           (13,844)
  Repayments of long-term obligations..........................................   (53,089)          (53,887)           (39,626)
  Proceeds from issuance of debt...............................................   216,286           145,943             39,612
  Proceeds from issuance of convertible debt...................................    18,600           175,000             35,000
  Payments for financing costs.................................................    (8,932)           (7,131)            (1,602)
  Proceeds from sale/leaseback transactions....................................   145,669           160,748             91,034
  Issuance of common stock and other capital contributions.....................    10,710            61,285             41,648
  Contributions by minority partners and minority stockholders to fund losses..    26,732             6,393                 --
                                                                                ---------          --------           --------
Net cash provided by financing activities......................................   340,439           454,016            152,222
                                                                                ---------          --------           --------

Net (decrease)increase in cash and cash equivalents............................   (29,904)           40,383             19,061
                                                                                ---------          --------           --------

Cash and cash equivalents:
  Beginning of year............................................................    79,838            39,455             20,394
                                                                                ---------          --------           --------
  End of year.................................................................. $  49,934          $ 79,838           $ 39,455
                                                                                =========          ========           ========

Supplemental disclosure of cash flow information:
  Cash paid for interest, including amounts capitalized........................ $  27,631          $ 11,660           $  6,086
                                                                                =========          ========           ========
  Cash paid during year for income taxes....................................... $   5,219          $     94           $     --
                                                                                =========          ========           ========

          See accompanying notes to consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


 (1)    SUMMARY OF SIGNIFICANT BUSINESS AND ACCOUNTING POLICIES

        (A)       BUSINESS

                  Alternative Living Services, Inc. (the "Company") develops, owns, and operates assisted living residences. As of December 31, 1998, the Company operated and managed 350 residences with approximate capacity to accommodate 15,000 residents located throughout the United States.

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

                  Included in the consolidated financial statements are the accounts of certain wholly owned subsidiaries that have been formed as "special purpose entities" (SPEs) in accordance with the requirements of certain of the Company's lenders. Mortgage lenders imposing SPE requirements typically require that, in connection with providing mortgage financing with respect to a pool of residences, the residences actually be owned by one or more SPEs, which become the borrower or borrowers under the mortgage financing arrangement. Although lender requirements with respect to such SPEs vary, an SPE typically is required to, maintain separate corporation records and books of account, not commingle its assets with those of the parent company, have a separate board of directors from the parent company (including at least one individual board member who is independent of the parent company), maintain arm's length relationships with the parent company, not guarantee or become obligated for the debts of any other entity, including the parent company, or to hold its credit as being available to satisfy the obligations of others and not pledge its assets for the benefit of any other entity, including the parent company. Given the separate corporate existence of these SPEs and the fact that the assets of each SPE are subject to the prior claims of the individual creditors of such SPE, neither the creditors nor stockholders of the Company (or of any other of the Company's subsidiaries) shall have any right to the assets of such SPEs except indirectly by virtue of the Company's (or such subsidiary's) equity interest in such SPEs. SPEs included in the consolidated financial statements include ALS Venture I, Inc. (which owns 18 residences and holds a mortgage interest in 1 residence), ALS Venture II, Inc. (which owns 36 residences), ALS Financing, Inc. (which owns 5 residences) and ALS Financing II, Inc. (which owns 7 residences and holds a leasehold interest in 1 residence and an equitable interest in 1 residence pursuant to an installment sale contract).


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

       (D)        RECENT ACCOUNTING PRONOUNCEMENTS

                  In April 1998, the AICPA issued Statement of Position No. 98-5 "Reporting on the Costs of Start-up Activities." This statement provides guidance on the financial reporting of start-up activities and organization costs. It requires that costs of start-up activities and organization costs be expensed when incurred. Adoption of this statement is required for fiscal years beginning after December 15, 1998, and the Company plans to adopt the statement effective January 1, 1999, and report the impact as a cumulative effect of a change in accounting principle. As of December 31, 1998, the effect of adoption of this statement would result in an after tax charge to earnings of approximately $5.0 million, or $0.16 per diluted share.

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

                  Goodwill represents the costs of acquired net assets in excess of their fair market values. Amortization of goodwill is computed using the straight-line method over the expected periods to be benefited, generally 40 years. The Company's management periodically evaluates goodwill for impairment based upon expectations of undiscounted cash flows in relation to the net capital investment in the entity. Accumulated amortization of goodwill was $449,649 and $314,264 as of December 31, 1998 and 1997, respectively.

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

        (I)       REVENUE

                  Revenue, which is recorded when services are rendered, consists primarily of resident service fees which are reported at net realizable amounts. Other revenue consists of the following components (in thousands):

                                                                           1998              1997
                                                                        ----------        ----------
                      Management fees.............................         $5,676           $1,583
                      Franchise fees..............................          1,545              305
                      Development  fees...........................          1,293               --
                                                                           ------           ------
                        Total other revenue.......................         $8,514           $1,888
                                                                           ======           ======

                  Management fees are recognized based on the terms of the management agreements in place for managed residences owned by third parties and those operated under unconsolidated joint venture arrangements. Fees are generally recognized based on a percentage of stabilized revenues incurred during the start-up period which include costs to hire and train staff, licensing and other activities.

                  Franchise fees are recognized based on the applicable franchise agreements which charge fees for the right to use Company brand names and operating systems. Fees are recognized based on a fixed fee when franchised residences open and a percentage of revenue once in operation.

                  Development fees are recognized based on the applicable agreements whereby the Company receives fees for construction of Company model buildings for the benefit of third parties. These fees are recorded during the construction period based on achievement of certain milestones as defined in the development agreement.


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

        (K)       NET INCOME (LOSS) PER COMMON SHARE

                  The Company presents both basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company. Common stock equivalents were anti-dilutive in 1997 and 1996, accordingly, basic and diluted loss per share amounts were the same.

        (L)       RECLASSIFICATIONS

                  Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with the 1998 presentation.

(2)      BUSINESS COMBINATIONS AND ACQUISITIONS

         Alternative Living Services, Inc. merged with Sterling House Corporation ("Sterling") on October 23, 1997 (the "Sterling Merger"). On that date, the Company issued approximately 5,550,000 shares of its common stock in exchange for approximately 5,045,000 shares of Sterling's common stock then outstanding based on an exchange ratio of
         1.1 of its shares of common stock for each share of Sterling's common stock (the "Exchange Ratio").

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

         The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):


                                                          1996
                                                       ---------
Operating revenue:
    Alternative Living Services, Inc........           $ 39,599
    Sterling House Corporation..............             16,038
                                                       ========
        Combined............................           $ 55,637
                                                       ========

Extraordinary loss:
    Alternative Living Services, Inc........           $     --
    Sterling House Corporation..............                 --
                                                       --------
        Combined............................           $     --
                                                       ========

Net loss:
    Alternative Living Services, Inc........           $ (7,811)
    Sterling House Corporation..............               (726)
    Effect of restated income (taxes).......               (259)
                                                       --------
        Combined............................           $ (8,796)
                                                       ========

Basic and diluted loss per share:
    Alternative Living Services, Inc........           $  (0.79)
    Sterling House Corporation..............              (0.14)
                                                       --------
        Combined............................           $  (0.57)
                                                       ========

         There were no transactions between the Company and Sterling prior to the Sterling Merger.

         In addition to the Sterling Merger, the Company completed the following acquisitions in 1997 and 1998:

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

              - Two assisted living residences located in Colorado in September 1997 acquired from a franchisee of the Company;

              - An assisted living residence located in Southern California in March 1998;

              - Seven assisted living residences located in Kansas in September 1998 acquired from a franchisee of the Company;

              - Two assisted living residences located in Wisconsin, one of which was still under construction effective in September 1998;



         Excluding the Sterling Merger, the aggregate purchase price for all 1997 acquisitions totaled $45 million, $22.2 million of which was paid in cash and the remainder was debt assumed by the Company. All 1997 acquisitions (other than the Sterling Merger) have been accounted for using the purchase method.

         The aggregate purchase price for all 1998 acquisitions totaled $62.8 million, $49.5 million of which was paid in cash and the remainder was debt assumed by the Company. All 1998 acquisitions have been accounted for using the purchase method.

(3)      SHORT-TERM AND LONG-TERM INVESTMENTS

         A summary of short-term and long-term investments at December 31, follows (in thousands):

                                                          1998                            1997
                                                          ----                            ----

                                                                 MARKET                         MARKET
                                                   COST           VALUE            COST          VALUE
                                                -----------    -----------      ----------    ------------
         Short-term investments:
           Commercial paper, maturing
           9/30/98, yielding 5.50%-5.57%..              --             --          $90,000         $90,000
                                                ===========    ===========      ==========    ============

         Long-term investments:
           U.S. Treasury obligations and
           certificates of deposit, maturing
           at various times through 1999,
           restricted as collateral for
           letters of credit and debt service
           reserves.....................            $ 4,504         $4,504         $ 4,435         $ 4,435
                                                ===========    ===========      ==========    ============

(4)      OTHER CURRENT ASSETS

         Other current assets are comprised of the following at December 31 (in thousands):


                                                                      1998           1997
                                                                    --------       --------
         Supply inventory ......................................    $ 7,511        $ 3,891
         Prepaid expenses ......................................      4,648          3,320
         Other current assets ..................................      5,872         14,167
                                                                    --------       --------
         Total other current assets ............................    $18,031        $21,378
                                                                    ========       ========


(5)      PROPERTY AND EQUIPMENT

         A summary of property and equipment at December 31, follows (in thousands):


                                                                      1998           1997
                                                                    --------       --------
         Land and improvements.............................         $ 55,037       $ 34,143
         Buildings and leasehold improvements..............          407,631        160,991
         Vehicles, furniture, fixtures, and equipment......           55,655         23,702
         Construction in progress..........................          142,433        114,277
                                                                    --------       --------
         Total property and equipment......................          660,756        333,113
         Less accumulated depreciation.....................          (20,545)        (9,500)
                                                                    --------       --------
             Property and equipment, net...................         $640,211       $323,613
                                                                    ========       ========


         At December 31, 1998, property and equipment includes $9.0 million of buildings and improvements and $368,051 of fixtures and equipment held under capital leases. Combined related accumulated amortization totaled $1.6 million.

         Interest is capitalized in connection with the construction of residences and is amortized over the estimated useful lives of the residences. Interest capitalized in 1998, 1997 and 1996 was approximately $13.8 million, $6.7 million and $1.9 million, respectively.

         Construction in progress at December 31, 1998 and 1997 consisted principally of costs related to the construction of assisted living residences with outstanding construction commitments totaling approximately $93.9 million and $196.9 million, respectively.

 (6)     UNCONSOLIDATED AFFILIATES AND MANAGED RESIDENCES

         The Company manages residences primarily in the start-up or lease-up phases of operations in which it either has no ownership or a minority ownership position, typically less than 10%. Historically, the Company has subsequently elected to purchase or acquire the remaining ownership interest in a majority of these residences at which point the residences are included in consolidated operating results. As of December 31, 1998, the Company owned minority equity interests in 49 residences and managed 17 other residences. As of December 31, 1997, the Company owned minority equity interests in 20 residences and managed 16 other residences. Included in other assets and liabilities of the Company are net advances (from) to the affiliates of $(2.0) million and $1.6 million as of December 31, 1998 and 1997, respectively.

         For the year ended December 31, 1998, the residences described above generated operating revenues of $20.7 million and net losses before taxes of $15.2 million. For the year ended December 31, 1997, operating revenues were $7.4 million and net losses before taxes were $7.7 million.

         Included in the results above are six residences managed pursuant to an agreement with an affiliate under which the Company provides payroll processing and financial statement preparation services for a partnership that is 50% owned by an officer and a stockholder. Under the terms of this agreement, the Company charged an annual fee of $10,000 in 1998 and $78,000 in 1997 for provision of such management services.

 (7)     OTHER ASSETS

         Other assets are comprised of the following at December 31 (in thousands):

                                                        1998       1997
                                                       -------    -------
         Deferred financing costs, net............     $18,290    $ 9,123
         Organizational and other costs, net......       2,631      1,087
         Deposits and other.......................      16,079      9,474
                                                       =======    =======
         Total other assets.......................     $37,000    $19,684
                                                       =======    =======

(8)      LONG-TERM DEBT, CAPITAL LEASES, AND FINANCING OBLIGATIONS

         Long-term debt, capital leases, and financing obligations consist of the following at December 31 (in thousands):


                                                                                       1998            1997
                                                                                     ---------        --------
         5.25% convertible subordinated debentures due December 15, 2002,
         callable by the Company on or after December 31, 2000......................  $143,750        $125,000

         7.00% convertible subordinated debentures due June 1, 2004,
         callable by the Company on or after June 15, 2000..........................    50,000          50,000

         6.75% convertible subordinated debentures due June 30, 2006,
         callable by the Company on or after July 15, 1999..........................    34,850          35,000
                                                                                      --------        --------

                 Total convertible debt.............................................  $228,600        $210,000
                                                                                      --------        --------

         Mortgages payable, due from 1999 through 2021; weighted average
         interest rates of 7.91%....................................................  $280,219        $ 66,564

         Sale/leaseback financing obligation, variable interest at the 11th
         District FHLB rate plus 2-3/4%, payable in monthly installments, due 2000       4,227           4,503


         Serial and term revenue bonds maturing serially from 1995 through 2013,
         interest ranging from 4.0% to 9.5%........................................      6,761           9,185

         Secured construction loan financing at 10% interest funded in advance of
         anticipated sale/leaseback transactions...................................         --          29,364


         Other.....................................................................        153           1,130
                                                                                      --------        --------
               Total long-term obligations.........................................    519,960         320,746
         Less current installments.................................................      4,376           2,677
                                                                                      ========        ========
                 Total long-term obligations, less current installments............   $515,584        $318,069
                                                                                      ========        ========

         The mortgages payable are secured through security agreements and guarantees by the Company. In addition, certain security agreements require the Company to maintain collateral and debt reserve funds. These funds, which are recorded as long-term investments, consist of certificates of deposit required to be maintained from 1999 through 2002.

         At December 31, 1998, the Company has outstanding $13.3 million of mortgage notes payable that were assumed in conjunction with non-cash acquisition activities in 1998.

         Principal payments on long-term debt, capital leases, and financing obligations for the next five years and thereafter are as follows (in thousands):

             1999..............................................................  $  4,376
             2000..............................................................     7,173
             2001..............................................................    34,069
             2002..............................................................   158,900
             2003..............................................................     8,890
             Thereafter........................................................   306,552
                                                                                 --------
             Total long-term debt, capital leases, and financing obligations...  $519,960
                                                                                 ========

(9)      ACCRUED EXPENSES

         Accrued expenses are comprised of the following at December 31 (in thousands):


                                                   1998       1997
                                                 --------   -------
         Accrued salaries and wages..........    $ 4,780     $5,879
         Accrued merger costs................        356      6,672
         Other...............................     10,587      9,052
                                                 -------    -------
             Total accrued expenses..........    $15,723    $21,603
                                                 =======    =======

(10)     STOCKHOLDERS' EQUITY

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

         The authorized capital stock of the Company consists of 100,000,000 shares of common stock, $.01 par value, and 5,000,000 shares of $.01 par value preferred stock. At December 31, 1998, there were 22,030,097 shares of common stock issued, of which 22,018,458 were outstanding with 11,639 shares held in treasury. At December 31, 1997, there were 21,402,159 shares of common stock issued, of which 21,390,520 were outstanding with 11,639 shares held in treasury. At December 31, 1998 and 1997, no shares of preferred stock were issued and outstanding.

         On December 10, 1998, the Company entered into a Rights Agreement with American Stock Transfer & Trust Company, as Rights Agent, pursuant to which the Company declared and paid a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock. $.01 par value per share (the "Preferred Shares"), of the Company at a price of $130.00 per one one-hundredth of a Preferred Share.

(11)     STOCK OPTION PLAN

         In 1995, the Company adopted a stock option plan (the "1995 Plan"), pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The 1995 Plan authorizes grants of options to purchase up to 2,500,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Generally, stock options have 10-year terms, vest 25% per year, and become fully exercisable after four years from the date of grant.

         At December 31, 1998, 896,499 shares were available for grant under the 1995 Plan. The per share weighted-average fair value of stock options granted during 1998 and 1997 was $10.44 and $7.25, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield 0.0%, risk free interest rate of 5.0%, expected volatility of 43% and an expected life of 7 years; 1997 - expected dividend yield 0.0%, risk-free interest rate of 5.6%, expected volatility of 42% and an expected life of 7 years.

         In conjunction with the Sterling Merger, Sterling stock options that were outstanding were exchanged for options to purchase the Company's common stock, adjusted for the Exchange Ratio. Under the terms of the Sterling House Corporation 1995 Incentive Stock Option Plan, all options became vested and immediately exercisable as a result of the Sterling Merger.

         For financial reporting, the Company applies the intrinsic value method of APB Opinion No. 25 in accounting for stock options and, accordingly, compensation cost has been recognized only for stock options granted below fair market value. Had the Company determined compensation cost based on the fair value method prescribed by SFAS No. 123 for stock options granted in 1998 and 1997, the Company's net income (loss) and net income (loss) per share would have been (decreased)/increased to the pro forma amounts indicated below, (in thousands, except per share data):


                                       NET INCOME (LOSS)                       NET INCOME (LOSS) PER
                                                                                      SHARE
                             ------------------------------------     --------------------------------------
                               1998          1997         1996           1998           1997         1996
                             ---------    ----------    ---------     ----------    -----------    ---------
As reported...........        $20,552     $ (8,263)      $(8,796)        $0.92         $(0.44)      $(0.57)
Pro forma.............        $18,821     $(10,267)      $(9,391)        $0.78         $(0.55)      $(0.61)


         Stock option activity during the periods indicated is as follows:


                                                           WTD.-AVG.
                                            NUMBER OF      EXERCISE
                                              SHARES          PRICE
                                            ---------     ---------
BALANCE AT DECEMBER 31, 1996.....             981,213         $7.74
    Granted......................             300,132         15.10
    Exercised....................             (52,000)        (7.08)
    Forfeited....................             (41,944)       (11.71)
    Expired......................                  --            --
                                            ---------     ---------
BALANCE AT DECEMBER 31, 1997.....           1,187,401         $9.43
    Granted......................             893,801         19.77
    Exercised....................            (200,579)        (8.15)
    Forfeited....................             (42,997)       (17.49)
    Expired......................                  --            --
                                            ---------     ---------
BALANCE AT DECEMBER 31, 1998.....           1,837,626     $   14.41
                                            =========     =========


                                                AVERAGE
     RANGE OF               NUMBER             REMAINING          WTD.-AVG.          NUMBER          WTD.-AVG.
     EXERCISE            OUTSTANDING          CONTRACTUAL         EXERCISE         EXERCISABLE        EXERCISE
      PRICES               12/31/98              LIFE               PRICE          AT 12/31/98         PRICE
--------------------    --------------      ---------------      -----------      -------------     ------------
              $0.09             12,415            6.8 years            $0.09             12,415            $0.09
        2.92 - 8.69            496,515            6.7 years             5.70            339,313             5.24
       7.50 - 17.50            283,530            7.8 years            13.18            283,530            13.18
      11.13 - 17.94            120,491            8.0 years            13.44             20,793            13.47
      18.50 - 20.81            810,789            9.7 years            18.55              4,961            20.57
      25.56 - 29.56            113,886            9.1 years            28.56              6,588            25.56
                        --------------      ---------------      -----------      -------------     ------------
              Total          1,837,626            8.4 years           $14.41            667,600            $9.09
                        ==============      ===============      ===========      =============     ============


(12)     INCOME TAXES

         The components of the provision for income taxes for the years ended December 31 are as follows (in thousands):

                                          1998            1997            1996
                                        ----------      ----------     -----------
Income tax expense (benefit):
    Current:
         Federal...............            $ 8,577            $ 726          $  --
         State.................              1,027              200             --
                                        ----------       ----------    -----------
    Total current..............              9,604              926             --

    Deferred:
         Federal...............             (5,795)            (726)          (141)
         State.................               (673)            (200)           (18)
                                        ----------       ----------    -----------
    Total deferred............              (6,468)            (926)          (159)
                                        ----------       ----------    -----------
    Total.....................             $ 3,136            $  --         $ (159)
                                        ==========       ==========    ===========

         Deferred tax assets and liabilities consist of the following at December 31 (in thousands):

                                                          1998            1997
                                                       -----------    --------------
Deferred tax assets:
    Net operating loss carryforwards.............         $ 1,154           $ 1,339
    Deferred gain sale/leaseback.................           5,392             4,856
    Accrued expenses.............................           2,140             2,844
    Investment in consolidated affiliates........           1,194             1,359
    Other........................................              --                39
                                                       -----------    --------------
Total deferred tax assets........................           9,880            10,437
                                                       -----------    --------------
    Less valuation allowance.....................              --           (6,816)
Deferred tax assets, net of valuation allowance..           9,880             3,621
Deferred tax liabilities:
    Acquisition basis............................           1,715             1,736
    Depreciation.................................             771               959
                                                       -----------   ---------------
Deferred tax liabilities.........................         $ 2,486           $ 2,695
                                                       ===========    ==============

         The valuation allowance for deferred tax assets as of December 31, 1997 was $6.8 million, respectively. During 1998, the valuation allowance decreased to zero because the Company was reasonably certain that such deferred tax assets in excess of the applicable reversing deferred tax liabilities would be realized in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

         The effective tax rate on income before income taxes varies from the statutory Federal income tax rate as follows:

                                       1998             1997            1996
                                    -----------      ------------    ------------
Statutory rate.............             35.0%           (34.0)%         (34.0)%
State taxes, net...........              4.0             (5.5)           (5.5)
Valuation allowance........            (28.7)            39.5            38.4
Other......................              2.9             --               2.8
                                    -----------      ------------    ------------
Effective tax rate.........             13.2%             0.0%            1.7%
                                    ===========      ============    ============

         The Company has approximately $2.9 million of tax net operating loss carryforwards at December 31, 1998. Any unused net operating loss carryforwards will expire commencing in the year 2001 through 2009. The utilization of net operating loss carryforwards may be further limited as to future use due to the change in control provisions in the Internal Revenue Code.

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

         The fair value of the Company's convertible debentures is estimated based on quoted market prices. At December 31, 1998, the Company's convertible debentures had a book value of $229 million. Based on quoted market prices at December 31, 1998, the fair value of those convertible securities was estimated to be $310 million.

(14)     COMMITMENTS AND CONTINGENCIES

         The Company has entered into sale/leaseback agreements with certain REITs as a source of financing the development, construction, and to a lesser extent, acquisitions of assisted living residences. Under such agreements, the Company may enter into a series of sale/leaseback transactions whereby each new residence is sold at its negotiated value and the Company will enter into a lease agreement for such residence. The initial terms of the leases vary from 10 to 15 years and include aggregate renewal options ranging from 15 to 30 years. The Company is responsible for all operating costs, including repairs, property taxes, and insurance. The annual minimum lease payments are based upon a percentage of the negotiated sales value of each residence. The residences sold in the sale/leaseback transactions are sold for an amount equal to or less than their fair market value. The leases are accounted for as operating leases with any applicable gain or loss realized in the initial sales transaction being deferred and amortized into income in proportion to rental expense over the initial term of the lease.

         In addition to leased residences, the Company leases certain office space and equipment under noncancelable operating leases from nonaffiliates that expire at various times through 2017. Rental expense on all such operating leases, including residences, for the years ended December 31, 1998, 1997, and 1996 was $44.2 million, $25.5 million and $9.0 million, respectively.

         Future minimum lease payments for the next five years and thereafter under noncancelable leases at December 31, 1998 are as follows (in thousands):

                                                               CAPITAL        OPERATING
                                                              -----------    -------------
1999.....................................................         $  718         $ 53,442
2000.....................................................          4,354           53,331
2001.....................................................             --           52,583
2002.....................................................             --           52,680
2003.....................................................             --           52,780
Thereafter...............................................             --          316,292
                                                              -----------
                                                                             =============
Total minimum lease payments.............................         $5,072         $581,108
                                                                             =============
Less amount representing interest........................            851
                                                              -----------
Present value of net minimum capital lease payments......          4,221
Less current portion.....................................            293
                                                              ===========
Long-term capital lease obligations......................         $3,928
                                                              ===========

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

         During 1998, the Company entered into sale and leaseback financing arrangements with certain REITS for approximately $148 million with financing terms similar to the arrangements described above. Any gain or loss was deferred and will be amortized into income in proportion to rental expense over the initial term of the lease.

         The Company is required by certain REITs to obtain a letter of credit as collateral for leased residences. Outstanding letters of credit at December 31, 1998 and 1997 were $4.3 million and $1.2 million, respectively.

         The Company is obligated under its joint venture arrangements to purchase the equity interests of its joint venture partners based upon agreed upon terms and conditions. Based on a number of assumptions, including assumptions as to the number of residences to be developed with joint venture partners, the timing of such development, the time at which such options will be exercised and the fair market value of such residences at the date such options are exercised, the Company estimates that it may require approximately $30 million to $35 million to satisfy these purchase obligations during 1999.

(15)    EARNINGS PER COMMON SHARE

         In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 was designed to simplify the standards for computing earnings per share and increase the comparability of earnings per share data on an international basis. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the statement of income of all entities with complex capital structures. The Company adopted SFAS 128 during the first quarter of fiscal 1998 and, accordingly, earnings per share for all prior periods presented have been restated to conform to the requirements of this new standard. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                                      YEARS ENDED DECEMBER 31,
                                                                          -----------------------------------------------
                                                                              1998               1997            1996
                                                                          ------------    ---------------    ------------
     Numerator:
       Numerator for basic earnings per share -- Net income (loss)....        $20,552          $ ( 8,263)       $ (8,796)
       Convertible debt interest add-back.............................          1,563                 --              --
                                                                          ------------    ---------------    ------------
       Numerator for diluted earnings per share -- Net income (loss)..        $22,115          $  (8,263)       $ (8,796)
                                                                          ============    ===============    ============

     Denominator:
        Denominator  for basic  earnings per share -- weighted
        average shares................................................         21,905             18,651          15,429
        Effect of dilutive securities--stock options..................            523                 --              --
        Effect of dilutive securities--convertible debt...............          1,717                 --              --
                                                                          ------------    ---------------    ------------

        Denominator  for  diluted  earnings  per  share--adjusted
         weighted-average shares and assumed conversions..............         24,145             18,651          15,429
                                                                          ============    ===============    ============

     Basic earnings (loss) per common share...........................          $0.94          $   (0.44)       $  (0.57)

     Diluted earnings (loss) per common share.........................          $0.92          $   (0.44)       $  (0.57)


(16)     SUBSEQUENT EVENTS

         On December 31, 1998, the Company entered into a strategic alliance with HCR Manor Care. The alliance includes four principal arrangements:

         - The Company will purchase from HCR Manor Care up to 29 Alzheimer's/dementia care and assisted living residences with a capacity for 2,611 residents located throughout 12 states for $200 million in cash. Acquisitions of these residences are expected to close in the second quarter of 1999.

         - HCR Manor Care and the Company will establish and capitalize a joint venture to develop $500 million of ALS-branded Alzheimer's/dementia care and assisted living residences in HCR's core markets over the next three to five years. The Company expects to begin joint development under this arrangement in the second quarter of 1999 and to continue joint development activities over a three to five year period.

         - HCR Manor Care has agreed in principle to license from ALS the use of ALS' Clare Bridge(R) service mark, to share various best practices, and to engage in joint marketing activities relating to HCR's remaining Alzheimer's/dementia care residences. The Company expects to finalize this arrangement in the second quarter of 1999.

         - HCR Manor Care and ALS have agreed in principle to form a new company to provide a variety of ancillary services to ALS' resident population, including rehabilitation therapy and hospice care.

SUPPLEMENTARY FINANCIAL INFORMATION


                           QUARTERLY FINANCIAL SUMMARY
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                       QUARTER ENDED
                                                  ---------------------------------------------------------
                                                    12/31           9/31            6/30           3/31
                                                  -----------     ----------     -----------    -----------
                      1998
-------------------------------------------------
Operating revenues..........................         $ 76,454       $66,286         $55,199        $46,484
Operating income (loss).....................            5,906         2,052           1,578           (148)
Net income..................................            6,273         5,821           4,875          3,583
Basic income per share......................             0.29          0.27            0.22           0.16
Diluted income per share....................         $   0.27       $  0.26         $  0.22        $  0.16

                      1997
-------------------------------------------------
Operating revenues..........................         $ 41,640       $36,142         $29,262        $23,700
Operating loss..............................           (8,988)         (271)         (1,469)        (1,705)
Net income (loss)...........................           (8,342)        1,201            (127)          (995)
Basic and diluted income (loss) per share...         $  (0.44)      $  0.06         $ (0.01)       $ (0.05)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The information required under this item with respect to the Company's Directors and Executive Officers and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the Alternative Living Services, Inc. definitive proxy statement (the "1999 Proxy Statement") to be filed with the Securities and Exchange Commission in connection with the 1999 Annual Meeting of Stockholders.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required under this item is incorporated by reference to the 1999 Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION

      The information required under this item is incorporated by reference to the 1999 Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required under this item is incorporated by reference to the 1999 Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required under this item is incorporated by reference to the 1999 Proxy Statement.

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.     The following documents are filed as part of the report:

       (a)      FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Public
                Accountants therein are filed as part of this Report on Form
                10-K:
                                                                        PAGE
                                                                     -----------
                Independent Auditor's Report........................     26
                Consolidated Balance Sheets.........................     27
                Consolidated Statements of Operations...............     28
                Consolidated Statements of Shareholders' Equity.....     29
                Consolidated Statements of Cash Flows...............     30
                Notes to Consolidated Financial Statements..........   31-45

       (b) SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES. All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

       (c) REPORTS ON FORM 8-K. The Registrant filed the following reports with the Securities and Exchange Commission on Form 8-K during the quarter ended December 31, 1998:

                The Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 1999 reported, under Item 5, the formation of a strategic business alliance with HCR Manor Care, Inc.

       (d) EXHIBITS. The following exhibits are filed as part of, or incorporated by reference into this report on Form 10-K:



 NO.                                 EXHIBIT
                                   DESCRIPTION
-----    -----------------------------------------------------------------------

 2.1 Agreement of Purchase and Sale (Operating Residences) dated as of December 31, 1998 by HCR Manor Care, Inc. and Alternative Living Services, Inc.

 2.2 Agreement of Purchase and Sale (Construction Residences) dated as of December 31, 1998 by HCR Manor Care, Inc. and Alternative Living Services, Inc.

 3.1 Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Registration No. 333-04595, filed with the Commission on July 30, 1996 (the "Form S-1")).

 NO.                                 EXHIBIT
                                   DESCRIPTION
-----    -----------------------------------------------------------------------
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

 3.4 Certificate of Amendment to Restated Certificate of Incorporation effective May 26, 1998 (incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-Q for period ending June 30, 1998).

 3.5 Certificate of Designation of Series A Junior Participating Preferred Stock, dated December 10, 1998 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A, filed December 17, 1998).

 3.6 Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-3, Registration No. 333-39705, filed with the Commission on November 6, 1997 (the "November S-3")).

 3.7     Amendment to Restated Bylaws dated August 3, 1998.

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

 4.3 See Articles two, three, five, seven, and eight of the Registrant's Restated Bylaws (incorporated herein by reference to Exhibit 3.4 to the November S-3).

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

 4.6 First Supplemental Indenture dated as of October 23, 1997 among the Registrant, Sterling and State StreetBank and Trust Company, as successor Trustee (incorporated herein by reference to Exhibit 4.9 to the November S-3).

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

 NO.                                 EXHIBIT
                                   DESCRIPTION
-----    -----------------------------------------------------------------------
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

 4.12 Amended and Restated Alternative Living Services, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 of the Form S-1). Represents an executive compensation plan or arrangement.

 4.13 Certificate of Amendment to the Company's 1995 Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for period ending September 30, 1998). Represents an executive compensation plan or arrangement.

 4.14 Rights Agreement dated as of December 10, 1998 between Alternative Living Services, Inc. and American Stock Transfer & Trust Company, including the form of Certificate of Designations of Series A Junior Participating Preferred Stock of Alternative Living Services, Inc. (Exhibit A), Form of Rights Certificate (Exhibit B), and Form of Summary of Rights to Purchase Preferred Shares (Exhibit C) (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A, filed with the Commission on December 17, 1998).

 10.1 Services Agreement effective as of January 1, 1996 by and between Petty, Kneen & Company, L.L.C. and the Company (incorporated by reference to Exhibit 10.2 of the Form S-1). Represents an executive compensation plan or arrangement.

 10.2 Services Agreement by and between Richard W. Boehlke and the Company dated as of May 23, 1996. (incorporated by reference to Exhibit 10.7 of the Form S-1). Represents an executive compensation plan or arrangement.

 10.3 Employment Agreement by and between D. Lee Field and the Company dated as of May 23, 1996 (incorporated by reference to Exhibit 10.8 of the Form S-1). Represents an executive compensation plan or arrangement.

 10.4 Employment Agreement by and between David M. Boitano and the Company dated as of May 23, 1996 (incorporated by reference to Exhibit 10.9 of the Form S-1). Represents an executive compensation plan or arrangement.

 10.5 Employment Agreement by and between G. Faye Godwin and the Company dated as of May 23, 1996. (incorporated by reference to Exhibit 10.11 of the Form S-1). Represents an executive compensation plan or arrangement.

 10.6 Employment Arrangement dated as of December 30, 1996 by and between William F. Lasky and the Company, as amended (incorporated by reference to Exhibit 10.14 of the Company's Form 10-K, as amended, for the year ended December 31, 1996). Represents an executive compensation plan or arrangement.

 10.7 Employment Agreement dated as of July 30, 1997 by and between Alternative Living Services, Inc. and Timothy J. Buchanan (incorporated by reference to Exhibit 10.9 of the Company's Form 10-K for the year ended Dec. 31, 1997). Represents an executive compensation plan or arrangement.

 10.8 Employment Agreement dated as of July 30, 1997 by and between Alternative Living Services, Inc. and Steven L. Vick. (incorporated by reference to Exhibit 10.10 of the Company's Form 10-K for the year ended Dec. 31, 1997). Represents an executive compensation plan or arrangement.

 10.9 Employment Agreement dated as of October 23, 1997 by and between Alternative Living Services, Inc. and Mark W. Ohlendorf (incorporated by reference to Exhibit 10.11 of the Company's Form 10-K for the year ended Dec. 31, 1997). Represents an executive compensation plan or arrangement.

 NO.                                 EXHIBIT
                                   DESCRIPTION
-----    -----------------------------------------------------------------------

10.10 Employment Agreement dated as of October 23, 1997 by and between Alternative Living Services, Inc. and Gary Anderson (incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended Dec. 31, 1997). Represents an executive compensation plan or arrangement.

10.11 Employment Agreement by and between Thomas E. Komula and the Company dated as of July 3, 1996 (incorporated by reference to Exhibit 10.63 of the Form S-1). Represents an executive compensation Plan or arrangement.

10.12 Loan Agreement by and between South Trust Bank of Alabama, National Association and the Company Dated as of June 19, 1996 (incorporated by reference to Exhibit 10.20 of the Form S-1).

10.13 Acquisition Agreement dated as of September 20, 1994 by and between CCCI/Northampton Limited Partnership, Continuing Care Concepts, Inc. and the Company, as amended (incorporated by reference to Exhibit 10.23 of the Form S-1).

10.14 Partner Interest Acquisition Agreement dated as of August 1, 1996 between the Company, CCCI/Northampton Limited Partnership and Continuing Care Concepts, Inc. (incorporated by reference to Exhibit
         10.17 of the Form S-1).

10.15 First Amended Joint Venture Agreement dated as of April 30, 1997 between the Company and Assisted Living Equities, LLC. (incorporated by reference to Exhibit 10.18 of the Form S-1).

10.16 Amendment No. 1 to First Amended Joint Venture Agreement dated as of January 1, 1999 between Alternative Living Services, Inc. and Assisted Living Equities

10.17 Second Amended Joint Venture Agreement dated as of January 1, 1999 between the Company and Assisted Living Equities, LLC.

10.18 Assisted Living Consultant and Management Services Agreement by and between Alternative Living Services and the Company dated as of December 14, 1993. (incorporated by reference to Exhibit 10.32 of the Form S-1.)

10.19 Purchase and Sale Agreement dated as of December 15, 1995 by and between Nationwide Health Properties, Inc. and New Crossings International Corporation (incorporated by reference to Exhibit 10.33 of the Form S-1).

10.20    Schedule of Purchase and Sale Agreements substantially similar to
         Exhibit 10.19 (incorporated by reference to Exhibit 10.34 of the Form S-1).

10.21 Lease and Security Agreement by and between Nationwide Health Properties, Inc. and New Crossings International Corporation dated as of December 15, 1995 (the Atrium) (incorporated by reference to Exhibit
         10.35 of the Form S-1).

10.22 Schedule of Lease and Security Agreements by and between Nationwide Health Properties, Inc. and New Crossings International Corporation substantially similar to Exhibit 10.21 (incorporated by reference to Exhibit 10.36 of the Form S-1).

10.23 Assumption Agreement dated December 18, 1995 by and between Crossings International Corporation, New Crossings International Corporation, Oregon Housing Agency and National Health Properties, Inc. (Albany Residential) (incorporated by reference to Exhibit 10.53 of the Form S-1).

10.24    Schedule of Assumption Agreements substantially similar to Exhibit
         10.23 (incorporated by reference to Exhibit 10.53 of the Form S-1).

 NO.                                 EXHIBIT
                                   DESCRIPTION
-----    -----------------------------------------------------------------------
10.25 Lease Approval Agreement dated December 18, 1995 by and between National Health Properties, Inc., New Crossings International Corporation and Oregon Housing Agency (Albany Residential) (incorporated by reference to Exhibit 10.55 of the Form S-1).

10.26    Schedule of Lease Approval Agreements substantially similar to Exhibit
         10.25 (incorporated by reference to Exhibit 10.56 of the Form S-1).

10.27 Management Agreement dated August 30, 1990 by and between Housing Division, State of Oregon and New Crossing International Corporation (Albany Residential) (incorporated by reference to Exhibit 10.59 of the Form S-1).

10.28 Facility Lease dated as of December 30, 1996, between Meditrust Acquisition Corporation III and ALS Leasing, Inc. ("Form of Facility Lease") (incorporated by reference to Exhibit 99.28 of the Company's Form 8-K dated January 14, 1997).

10.29 Schedule of Additional Facility Leases which are substantially similar to the Form of Facility Lease Attached as Exhibit 10.28 (incorporated by reference to Exhibit 99.2 of the Company's Form 8-K dated January 14, 1997).

10.30 Guaranty by Alternative Living Services, Inc. to Meditrust Acquisition Corporation III (incorporated by reference to Exhibit 99.3 of the Company's Form 8-K dated January 14, 1997).

10.31 Affiliated Party Subordination Agreement dated December 30, 1996, by and among ALS Leasing, Inc., the Company, the parties listed on Schedule A thereto, all other Affiliates as defined therein and Meditrust Acquisition Corporation III (incorporated by reference to
         Exhibit 99.4 of the Company's Form 8-K dated January 14, 1997).

10.32 Agreement Regarding Related Lease Transactions dated December 30, 1996, by and among ALS Leasing, Inc., the Company and Meditrust Acquisition Corporation III (incorporated by reference to Exhibit 99.5 of the Company's Form 8-K dated January 14, 1997).

10.33 Form of Facility Lease dated as of November 21, 1997, between Meditrust Acquisition Corporation III and ALS Leasing, Inc. ("Form of Facility Lease") (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed December 2, 1997).

10.34 Schedule of Additional Facility Leases which are substantially similar to the Form of Facility Lease Referenced in Exhibit 10.33 (incorporated by reference to Exhibit 99.2 of the Company's Form 8-K filed December 2, 1997).

10.35 Guaranty by Alternative Living Services, Inc. to Meditrust Acquisition Corporation III (incorporated by reference to Exhibit 99.3 of the Company's Form 8-K filed December 2, 1997).

10.36 Affiliated Party Subordination Agreement dated November 21, 1997, by and among ALS Leasing, Inc., the Company, the parties listed on Schedule A thereto, all other Affiliates as defined therein and Meditrust Acquisition Corporation III (incorporated by reference to
         Exhibit 99.4 of the Company's Form 8-K filed December 2, 1997).

10.37 Agreement Regarding Related Lease Transactions dated November 21, 1997, by and among ALS Leasing, Inc., the Company and Meditrust Acquisition Corporation III (incorporated by reference to Exhibit 99.5 of the Company's Form 8-K filed December 2, 1997).

10.38 Guaranty and Suretyship Agreement by Alternative Living Services, Inc. in favor of Nomura Asset Capital Corporation dated March 31, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for period ending March 31, 1998).

10.39 Loan Agreement dated March 31, 1998 by and between ALS-Venture I, Inc. and Nomura Asset Capital Corporation (incorporated by reference to
         Exhibit 10.2 to the Company's Form 10-Q for period ending March 31,
         1998).

 NO.                                 EXHIBIT
                                   DESCRIPTION
-----    -----------------------------------------------------------------------
10.40 Guaranty and Suretyship Agreement by Alternative Living Services, Inc. in favor of Nomura Asset Capital Corporation dated May 26, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for period ending June 30, 1998).

10.41 Loan Agreement dated May 26, 1998, by and between ALS-Venture II, Inc. and Nomura Asset Capital Corporation (incorporated by reference to
         Exhibit 10.2 to the Company's Form 10-Q for period ending June 30,
         1998).

10.42 Loan Agreement dated July 30, 1998, by and between ALS Financing, Inc. and GMAC Commercial Mortgage Corporation (incorporated by reference to
         Exhibit 10.1 to the Company's Form 10-Q for period ending September 30,
         1998).

10.43 First Amendment to Loan Agreement and Reaffirmation Agreement dated July 30, 1998, by and between The Capital Company of America LLC and ALS Venture II, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for period ending September 30, 1998).

10.44 First Amendment to Loan Agreement and Reaffirmation Agreement dated August 28, 1998, by and between Nomura Asset Capital Company and ALS Venture I, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for period ending September 30, 1998).

10.45 Guaranty of Payment Agreement dated September 28, 1998, by Alternative Livings Services, Inc., for the benefit of Bank United (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for period ending September 30, 1998).

10.46 Financing and Security Agreement dated September 28, 1998, by and between ALS Holdings, Inc. and Bank United (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for period ending September 30, 1998).

10.47 Second Amendment to Loan Agreement, First Amendment to Guaranty and Suretyship Agreement, and Reaffirmation Agreement dated September 30, 1998, by and between The Capital Company of America LLC and ALS-Venture II, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for period ending September 30, 1998).

10.48 Form of Facility Lease dated as of September 4,1998, between Meditrust Acquisition Corporation III and ALS Leasing, Inc. ("Form of Facility Lease") (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for period ending September 30, 1998).

10.49 Schedule of Additional Facility Leases which are substantially similar to the Form of Facility attached as Exhibit 10.48 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for period ending September 30, 1998).

10.50 Sixth Amendment to Amended and Restated Agreement Regarding Related Lease Transactions, Amended and Restated Environmental Indemnity Agreement and Amended and Restated Affiliated Party Subordination Agreement dated September 4, 1998, by and among ALS Leasing, Inc., the Company and Meditrust Acquisition Corporation III (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for period ending September 30, 1998).

10.51 Seventh Amendment to Amended and Restated Agreement Regarding Related Lease Transactions, dated September 4, 1998 by and among ALS Leasing, Inc., the Company and Meditrust Acquisition Corporation III (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for period ending September 30, 1998).

10.52 Eleventh Amendment to Amended and Restated Agreement Regarding Related Lease Transactions, dated September 4, 1998, by and among Assisted Living Properties, Inc., Meditrust Company, LLC Meditrust Of Texas, Inc., Meditrust of Kansas, Inc., Meditrust of Ohio, Inc. and MOC Health Care Company (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for period ending September 30, 1998).

10.53 Form of Mortgage, Assignment and Security Agreement between ALS Holdings, Inc., the Company and Bank United made as of November 18, 1998.

 NO.                                 EXHIBIT
                                   DESCRIPTION
-----    -----------------------------------------------------------------------
10.54 Schedule of Additional Mortgage, Assignment and Security Agreements ("Mortgage") which are substantially similar to the Form of Mortgage attached as Exhibit 10.53.

10.55 Additional Borrower Joinder Supplement by and among ALS Holdings, Inc., ALS Wisconsin Holdings, Inc., the Company and Bank United, dated December 10, 1998.

10.56 Master Purchase Agreement between the Company and National Health Investors, Inc. dated December 22, 1998.

10.57 Form of Lease between National Health Investors, Inc. and the Company, dated as of December 22, 1998.

10.58 Schedule of Additional Leases which are substantially similar to the Form of Lease attached as Exhibit 10.57.

10.59 Credit Agreement between the Company and Deutsche Bank AG dated October 6, 1998.

10.60 Master Construction Line of Credit Agreement between the Company, Key Corporate Capital, Inc., and the lending institutions named therein, dated October 6, 1998.

10.61 Development Joint Venture Agreement between the Company and HCR Manor Care, Inc. dated December 31, 1998.

 11.1    Statement re: Computation of Per Share Earnings.

 21.1    Subsidiaries of the Registrant.

 23.1    Consent of KPMG LLP.

 27.1    Financial Data Schedule (for SEC use only).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brookfield, State of Wisconsin, on the 26th day of March, 1999.

               ALTERNATIVE LIVING SERVICES, INC.

               By:  /s/ THOMAS E. KOMULA
               -----------------------------------------------------------------
               Senior Vice President, Treasurer, Chief Financial Officer and Secretary
                                 (Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.


               SIGNATURES                                    TITLE                               DATE
-------------------------------------    -------------------------------------------     ------------------
/S/ WILLIAM F. LASKY
-------------------------------------
William F. Lasky                         President, Chief Executive Officer and          March 29, 1999
                                         Director (Principal Executive Officer)

/S/ STEVEN L. VICK
-------------------------------------
Steven L. Vick                           Chief Operating Officer and Director            March 29, 1999

/S/ THOMAS E. KOMULA
-------------------------------------
Thomas E. Komula                         Senior Vice President, Secretary, Treasurer,    March 29, 1999
                                         Chief Financial Officer
/S/ JOHN D. PETERSON
-------------------------------------
John D. Peterson                         Vice President, Controller and Assistant        March 29, 1999
                                         Secretary (Principal Accounting Officer)
/S/ WILLIAM G. PETTY, JR.
-------------------------------------
William G. Petty, Jr.                    Chairman of the Board and Director              March 29, 1999

/S/ TIMOTHY J. BUCHANAN
-------------------------------------
Timothy J. Buchanan                      Vice Chairman and Director                      March 29, 1999

/S/ RICHARD W. BOEHLKE
-------------------------------------
Richard W. Boehlke                       Director                                        March 29, 1999

/S/ GENE E. BURLESON
-------------------------------------
Gene E. Burleson                         Director                                        March 29, 1999

/S/ ROBERT HAVEMAN
-------------------------------------
Robert Haveman                           Director                                        March 29, 1999

/S/ RONALD G. KENNY
-------------------------------------
Ronald G. Kenny                          Director                                        March 29, 1999

/S/ JERRY L. TUBERGEN
-------------------------------------
Jerry L. Tubergen                        Director                                        March 29, 1999
