Form 10-K/A
period 1998-12-31
ALTERNATIVE LIVING SERVICES INC
filed 1999-04-12
CIK 1013218

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

[X] Amendment to Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
     _______________.

                         Commission File Number 1-11999


                        ALTERNATIVE LIVING SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                               39-1771281
        (State of Incorporation)            (I.R.S. Employer Identification No.)

    450 N. Sunnyslope Road, Suite 300
             Brookfield, WI                             53005
(Address of Principal Executive Offices)              (Zip Code)

                                 (414) 641-5100
                         (Registrant's Telephone Number)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                                NAME OF EXCHANGE ON WHICH REGISTERED
Common Stock, Par Value $.01 Per Share                        American Stock Exchange
5.75% Convertible Subordinated Debenture Due 2002             American Stock Exchange
Series A Junior Preferred Stock Purchase Rights               American Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X     NO
                                               ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $282,215,480 as of March 5, 1999. The number of outstanding shares of the Registrant's Common Stock was 22,018,458 shares as of March 5, 1999.

                                EXPLANATORY NOTE

     This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of Alternative Living Services, Inc. (the "Company") for the fiscal year ended December 31, 1998 (the "1998 Form 10-K").

     Items 9 and 10 of the 1998 Form 10-K have been amended to correct the information reported. The information in Item 10 of the 1998 Form 10-K was incorrectly reported in Item 9.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this item with respect to the Company's directors and executive officers and compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference to the Alternative Living Services, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement").

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ALTERNATIVE LIVING SERVICES, INC.


                                    By:   /s/ Thomas E. Komula
                                          -------------------------------------
                                          Thomas E. Komula
                                          Senior Vice President, Treasurer,
                                          Chief Financial Officer and Secretary

Dated April 12, 1999