Form 10-Q
period 1999-03-31
ALTERNATIVE LIVING SERVICES INC
filed 1999-05-14
CIK 1013218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                 (414)641-5100
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [X]      No  [ ]

     AS OF MAY 12, 1999, THERE WERE 22,068,303 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01, OUTSTANDING.

(Number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practical date.)

                        ALTERNATIVE LIVING SERVICES, INC.
                                      INDEX


                          Part I. Financial Information

                                                                                                      PAGE NO.
                                                                                                     ---------
Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of March 31, 1999 (unaudited)                         1
             and December 31, 1998................................................................

          Unaudited Condensed Consolidated Statements of Operations for the                              2
             Three Months Ended March 31, 1999 and 1998...........................................

          Unaudited Condensed Consolidated Statements of Cash Flows for the                              3
             Three Months Ended March 31, 1999 and 1998...........................................

          Notes to Condensed Consolidated Financial Statements....................................       4

Item 2.   Management's Discussion and Analysis of  Financial Condition and
             Results of Operations................................................................     5 - 8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..............................       9


                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K........................................................    10 - 11

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             MARCH 31,         DECEMBER 31,
                                                                              1999                1998
                                                                          --------------    -----------------
                                                                          (unaudited)
                                 ASSETS
Current assets:
    Cash and cash equivalents.....................................             $ 41,395             $ 49,934
    Accounts receivable...........................................                5,882                4,045
    Pre-opening costs, net of amortization........................                   --                7,856
    Note receivable...............................................               24,083               10,986
    Other current assets..........................................               19,533               18,031
                                                                          --------------    -----------------
        Total current assets......................................               90,893               90,852
                                                                          --------------    -----------------
Property and equipment, net.......................................              709,424              640,211
Long-term investments.............................................                6,069                4,504
Goodwill, net.....................................................                5,207                5,243
Other assets......................................................               42,256               37,000
                                                                          ==============    =================
        Total assets..............................................             $853,849             $777,810
                                                                          ==============    =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current installments of long-term obligations.................               $4,392               $4,376
    Short-term notes payable......................................               14,058                8,363
    Accounts payable..............................................               17,595               28,666
    Accrued expenses..............................................               17,348               15,723
    Deferred rent and refundable deposits.........................                7,115                5,419
                                                                          --------------    -----------------
        Total current liabilities.................................               60,508               62,547
                                                                          --------------    -----------------
Long-term obligations, less current installments..................              370,645              286,984
Convertible debt..................................................              228,600              228,600
Deferred gain on sale and other...................................               12,941               18,347
Minority interest.................................................                1,510                4,220
Stockholders' equity:
    Common stock..................................................                  221                  219
    Additional paid-in capital....................................              178,967              177,864
    Retained earnings (accumulated deficit).......................                  457                (971)
                                                                          --------------    -----------------
        Total stockholders' equity................................              179,645              177,112
                                                                          ==============    =================
        Total liabilities and stockholders' equity................             $853,849             $777,810
                                                                          ==============    =================



     See accompanying notes to condensed consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                      THREE MONTHS
                                                                                                     ENDED MARCH 31,
                                                                                              ------------------------------
                                                                                                  1999              1998
                                                                                              --------------     -----------
Revenue:
    Resident service fees.................................................................          $77,122         $45,651
    Other.................................................................................            5,769             833
                                                                                              --------------     -----------
        Operating revenue.................................................................           82,891          46,484

Operating expenses:
    Residence operations..................................................................           47,099          29,444
    Lease expense.........................................................................           14,459           8,989
    General and administrative............................................................            9,618           4,802
    Depreciation and amortization.........................................................            4,025           3,397
                                                                                              --------------     -----------
    Total operating expense...............................................................           75,201          46,632

        Operating income (loss)...........................................................            7,690            (148)

Other income (expense):
    Interest expense, net.................................................................           (6,464)           (729)
    Lease income..........................................................................            4,889              --
    Other, net............................................................................               --             (27)
    Equity in income (losses) of unconsolidated affiliates................................               82             (12)
    Minority interest in losses of consolidated subsidiaries..............................            2,295           4,499
                                                                                              --------------     -----------
        Total other income, net...........................................................              802           3,731

    Income  before income taxes and the cumulative effect of a change in accounting                   8,492           3,583
    principle.............................................................................

    Income taxes..........................................................................            3,227              --
                                                                                              --------------     -----------

        Income after taxes................................................................            5,265           3,583

    Cumulative effect of a change in accounting principle, net of  tax benefit of $2,409
     (see Note 3) ........................................................................           (3,837)             --
                                                                                              --------------     -----------

    Net income............................................................................          $ 1,428         $ 3,583
                                                                                              ==============     ===========

Earnings per common share - basic and diluted:
    Income before cumulative effect of a change in accounting principle...................           $ 0.24          $ 0.16

    Cumulative effect on prior periods (to December 31, 1998) of changing to a different
         method ..........................................................................            (0.18)             --
                                                                                              --------------     -----------
    Net income per common share - basic and diluted.......................................           $ 0.06          $ 0.16
                                                                                              ==============     ===========

Weighted average common and common equivalent shares outstanding:
    Basic.................................................................................           22,068          21,761
                                                                                              ==============     ===========
    Diluted...............................................................................           22,551          22,344
                                                                                              ==============     ===========


     See accompanying notes to condensed consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                            -------------------------------
                                                                                                1999              1998
                                                                                            -------------     -------------

Cash flows from operating activities:

  Net income....................................................................                 $1,428         $   3,583
Adjustment to reconcile net income  to net cash provided by (used in) operating activities:
  Depreciation and amortization.................................................                  4,025             3,397
  Deferred income taxes.........................................................                 (1,015)               --
  Equity in net (income) loss from investments in unconsolidated affiliates.....                    (82)               12
  Minority interest in losses of consolidated subsidiaries......................                 (2,295)           (4,499)
  Tax effect of stock options exercised.........................................                    460                --
  Increase in net resident receivable...........................................                 (2,136)           (1,881)
  Decrease (increase) in capitalized  pre-opening costs (see Note 3)............                  7,856            (3,811)
  Decrease (increase) in other current assets...................................                 (1,502)            2,107
  Increase (decrease) in accounts payable.......................................                 (3,544)            5,149
  Increase in accrued expenses..................................................                  3,393                60
  Decrease in accrued merger charges............................................                    (72)           (2,448)
  Changes in other assets and liabilities, net..................................                  1,742            (1,346)
                                                                                            -------------     -------------
Net cash provided by operating activities.......................................                  8,258               323
                                                                                            -------------     -------------

Cash flows from investing activities:
  Payments for property, equipment and project development costs ...............                (79,282)          (82,206)
  Increase in notes receivable..................................................                (13,097)               --
  Acquisitions of  facilities, net of cash......................................                     --            (8,477)
  Changes in investments in and advances to unconsolidated affiliates...........                   (500)           (7,017)
  Purchase of joint venture interest............................................                (15,235)           (1,826)
  Increase in long-term investments.............................................                 (1,565)               --
  Decrease in short-term investments............................................                     --            40,000
                                                                                            -------------     -------------

Net cash used in investing activities...........................................               (109,679)          (59,526)
                                                                                            -------------     -------------

Cash flows from financing activities:
  Repayments of short term borrowings...........................................                     --           (13,314)
  Repayments of long-term obligations...........................................                (45,122)          (10,932)
  Proceeds from issuance of debt................................................                128,863            30,926
  Proceeds from issuance of convertible debt....................................                     --            18,750
  Payments for financing costs..................................................                 (3,905)           (1,900)
  Proceeds from sale/leaseback transactions.....................................                  8,401            12,320
  Issuance of common stock and other capital contributions......................                    645             9,442
  Contributions by minority partners and minority stockholders..................                  4,000             2,493
                                                                                            -------------     -------------
Net cash provided by financing activities.......................................                 92,882            47,785
                                                                                            -------------     -------------

Net decrease in cash and cash equivalents.......................................                 (8,539)          (11,418)
                                                                                            -------------     -------------

Cash and cash equivalents:
  Beginning of  period..........................................................                 49,934            79,838
                                                                                            -------------     -------------
  End of  period................................................................                $41,395          $ 68,420
                                                                                            =============     =============

Supplemental disclosure of cash flow information:
  Cash paid for interest, including amounts capitalized.........................                 $6,130          $  1,627
                                                                                            =============     =============
  Cash paid for income taxes....................................................                 $2,499          $  1,256
                                                                                            =============     =============


     See accompanying notes to condensed consolidated financial statements.

               ALTERNATIVE LIVING SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The condensed consolidated balance sheets as of March 31, 1999 and December 31, 1998, the condensed consolidated statements of operations for the three months ended March 31, 1999 and 1998 and the condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 1998 contained herein include the accounts of Alternative Living Services, Inc. (the "Company") and its affiliates which are under the common financial control of the Company. All significant intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full fiscal year.

         The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


(2)      FINANCING

         The Company obtained $128.9 million in mortgage financing during the first quarter of 1999. The terms for these financings range from three to twenty-five years, currently bear floating interest rates ranging from 7.2% to 7.6% and are secured by 32 residences.

         The Company obtained $8.4 million in sale/leaseback financing from a real estate investment trust ("REIT") during the first quarter of 1999. The initial lease term for this arrangement is 12 years, and the weighted average effective lease rate is 9.5%. Any gain or loss arising from the sale of residences to the REIT has been deferred and will be amortized into income in proportion to rental expense over the initial term of the lease.


(3)      CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

         In the first quarter of 1999, the Company adopted the Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities." This Statement provides guidance on the financial reporting of start-up activities and organization costs. It requires costs of start-up activities and organization costs to be expensed when incurred. The Company's prior practice was to capitalize such costs and amortize them over a one year period after residence opening in the case of start-up costs and five years in the case of organizational costs. This Statement is required to be adopted for fiscal years beginning after December 15, 1998 and accordingly, was adopted by the Company effective January 1, 1999. The cumulative effect of the accounting change reflected in the condensed consolidated statement of operations for the three months ended March 31, 1999 was $3.8 million, net of tax.


(4)      RECLASSIFICATIONS

         Certain reclassifications have been made in the 1998 financial statements to conform with the 1999 financial statement presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's continued growth has had a significant impact on its results of operations and accounts for most of the changes in its results between the first three months of 1999 and 1998. As of March 31, 1999 and 1998, the Company operated or managed 369 and 253 residences with aggregate capacity of 15,841 and 10,717 residents, respectively. The Company is constructing or developing approximately 132 residences with aggregate capacity of 7,042 as of March 31, 1999. For the three months ended March 31, 1999, the Company generated operating revenue of $82.9 million and realized operating income of $7.7 million and net income of $5.3 million prior to the cumulative effect of a change in accounting.

         Since 1993, the Company has grown as a result of its development and acquisition activities, which have focused on purposeful built, free-standing assisted living residences. The Company intends to continue its development strategy and, at March 31, 1999, was constructing 61 residences and developing an additional 71 residences.

         On December 31, 1998, the Company entered into a strategic alliance with HCR Manor Care. The alliance includes four principal arrangements:

- The Company will acquire from HCR Manor Care up to 29 Alzheimer's/dementia care and assisted living residences with a capacity for 2,611 residents located in 12 states for $200 million in cash. The Company completed the acquisition of certain of these residences in April 1999 and expects to complete the acquisition of the remaining residences in the second quarter of 1999.

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

- HCR Manor Care has the right to license from ALS the use of ALS' Clare Bridge(R) service mark, to share various best practices, and to engage in joint marketing activities relating to HCR's remaining Alzheimer's/dementia care residences. The Company and HCR Manor Care executed definitive agreements with respect to this arrangement in April 1999.

- HCR Manor Care and ALS have agreed to form a new company to provide a variety of ancillary services to ALS' resident population, including rehabilitation therapy and hospice care. The Company and HCR Manor Care executed definitive agreements with respect to this arrangement in April 1999.


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

Residence Service Fees. Residence service fees for the three months ended March 31, 1999 were $77.1 million representing an increase of $31.4 million, or 69%, from the $45.7 million for the comparable 1998 period. Substantially all of this increase resulted from the addition of newly constructed residences and other residences acquired by the Company. The Company operated or managed 369 and 253 residences at March 31, 1999 and 1998, respectively.

Other Revenues. Other revenues for the three months ended March 31, 1999 were $5.8 million, an increase of $5.0 million over the $800,000 of other revenue for the three months ended March 31, 1998. The increase is attributable to management fees on a greater number of residences which were either managed for third parties or for entities in which the Company held a minority ownership position in the 1999 period versus the 1998 period. As of March 31, 1999, the Company had 64 residences under these structures compared to 40 such residences as of March 31, 1998. The increase in other revenue was also impacted by $2.2 million of development fees recognized in the first quarter of 1999 in connection with development activities conducted by the Company on behalf of third parties.

Residence Operating Expenses. Residence operating expenses for the three months ended March 31, 1999 increased to $47.1 million from $29.4 million in the comparable period in 1998 due to the increased number of residences operated during the 1999 period. Operating expenses as a percentage of residence service fee revenue for the three months ended March 31, 1999 and 1998 were 61.1% and 64.5%, respectively.

Lease Expense. Lease expense for the three months ended March 31, 1999 was $14.5 million, compared to $9.0 million in the comparable 1998 period. Such increase was primarily attributable to the utilization of additional sale/leaseback financing totaling $146 million during 1998.

General and Administrative Expense. For the three months ended March 31, 1999, general and administrative expenses before costs related to the $1.8 million write-off of existing signage and other expenses associated with the name change from Alternative Living Services to Alterra were $7.8 million, compared to $4.8 million for the comparable 1998 period, representing a decrease as a percentage of operating revenue to 9.4% in the 1999 period from 10% in the 1998 period. The increase in expenses was primarily attributable to salaries, related payroll taxes and employee benefits for additional corporate personnel retained to support the Company's actual and anticipated growth.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 1999 was $4.0 million, representing an increase of $600,000, or 18.5%, from the $3.4 million of depreciation and amortization for the comparable 1998 period. This increase resulted primarily from depreciation of fixed assets on the larger number of new residences that were operated by the Company during the three months ended March 31, 1999, versus the comparable period in 1998. This increase was offset by the elimination of amortization on pre-opening costs which are now expensed when they are incurred.

Interest Expense, Net. Interest expense, net of interest income, was $6.5 million for the three months ended March 31, 1999, compared to $729,000 for the comparable period in 1998. Gross interest expense (before interest capitalization and interest income) for the 1999 period was $9.8 million compared to $5.7 million for the 1998 period, an increase of $4.1 million. This increase is primarily attributable to an increase in the amount of mortgage financing used in the 1999 period as compared to the 1998 period. The Company capitalized $2.5 million of interest expense in the 1999 period compared to $3.1 million in the comparable 1998 period due primarily to a decrease in assets under construction financed using general corporate funds in 1999 compared to 1998. Interest income for the 1999 period was $791,000 as compared to $1.8 million for the 1998 period. This decrease was primarily due to a reduction in average cash and investment balances from 1998 to 1999. The large 1998 balance was due to proceeds from the Company's concurrent offering of common stock and 5.25% convertible subordinated debentures in December 1997.

Lease Income. The Company recorded $4.9 million of lease income on real estate owned by the Company and leased to unconsolidated minority-owned joint ventures for the three months ended March 31, 1999. The lease income received from these unconsolidated minority-owned joint venture entities is generally equal to the debt service amounts payable by the Company in respect of the leased real estate. These leasing arrangements permit the Company to finance the leased real estate as owned assets in the ordinary course of the Company's financing activities. The Company had no such arrangements for the same period in 1998.

Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the three months ended March 31, 1999 was $2.3 million, representing a decrease of $2.2 million from $4.5 million for the comparable 1998 period. The decrease was primarily attributable to the decrease in the number of residences in various stages of lease-up that were owned by the Company in consolidated joint venture arrangements during the 1999 period. During the first quarter of 1999, the Company had an average of 21 residences held in these joint venture arrangements compared to an average of 42 residences held in similar joint venture arrangements during the comparable 1998 period.

Income Taxes. For the three months ended March 31, 1999, the Company recorded a current income tax provision of $2.8 million and recognized a $400,000 deferred tax liability resulting in a current income tax expense of $3.2 million before the effect of a cumulative change in accounting. No income tax provision was recorded for the same period in 1998 due to the utilization of net operating loss carryforwards.

Cumulative Effect of Change in Accounting Principle. During the three months ended March 31, 1999, the Company incurred a cumulative effect of a change in accounting principle of $3.8 million relating to the adoption of SOP 98-5, which requires that costs of start-up activities and organization costs be expensed as incurred.

Net Income. As a result of the foregoing, the net income for the three months ended March 31, 1999 was $1.4 million compared to $3.6 million for the comparable 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 1999 and 1998 cash flow from operations was $8.3 million and $323,000, respectively. Cash flows provided by operations in the 1999 and 1998 periods were partially offset by cash flow deficits resulting from the Company's development of new residences, which typically incur cash flow deficits during the lease-up period. A significant number of these new residences were owned in consolidated joint venture arrangements. Consistent with the terms of these arrangements, operating deficits included in cash flow from operations of $2.3 million and $4.5 million for the three months ended March 31, 1999 and 1998, respectively, were charged against equity contributions of minority partners.

         During the three months ended March 31, 1999, the Company closed on approximately $92.9 million of new financing on newly developed assets, which included approximately $55 million of debt used to refinance properties having prior debt balances of $45.1 million. Financing was provided through $8.4 million of sale/leaseback financing and $4.0 million of minority partner contributions.

         This new financing along with approximately $8.5 million in available cash and investments and cash from operations was used to fund $79.3 million in construction and development activity, $15.2 million in joint venture buy-outs, and $13.0 million of construction bridge financing under third party development arrangements.

         In March 1999, the Company had working capital of $30.4 million compared to working capital of $90.5 million at March 31, 1998. The decrease was due to the utilization of $77 million in cash and investments generated by the December 1997 equity and convertible debt offerings subsequently used to fund additional construction and development activities during 1998.

         To achieve its growth objectives, the Company will need to obtain sufficient financing to fund its development, construction and acquisition activities. The Company has plans to develop or acquire approximately $525 million of residences (inclusive of the $200 million purchase from HCR Manor
Care) for the 12-month period ending March 31, 2000. Historically, the Company has financed its development program and acquisitions through a combination of various forms of real estate financing (mortgage and sale/leaseback financing), capital contributions from joint venture partners and the sale of its securities. The Company has executed non-binding letters of intent with various healthcare REITs with approximately $114 million of remaining commitments at March 31, 1999. The Company also had available $264 million of remaining financing commitments from conventional lenders

, as of March 31, 1999 which financing is accessible by the Company upon satisfying the respective lender property underwriting. In addition, the Company will require approximately $200 million to acquire the 29 residences it has agreed to purchase from HCR Manor Care. The Company expects to finance this transaction through a separate financing arrangement. In addition to financing construction and development costs, the Company will require capital resources to meet its operating and working capital needs incurred primarily in connection with the start-up and lease-up phases of new residences. The Company believes that its cash on hand, financing under these commitments, other debt and equity financing that the Company expects to be able to access and equity contributions from its joint venture development partners will be sufficient to fund its growth strategy for the next 12 months.

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

         The Company is obligated under certain of its joint venture arrangements to purchase the equity interests of its joint venture partners at fair market value upon the election of such partners. Within the next twelve months, the Company will become subject to such contingent purchase obligations with respect to equity interests held by joint venture partners, exercisable at their election, related to certain of the Company's residences. At such times, or earlier, as such contingent purchase obligations are exercisable, the Company may also elect to exercise its rights to purchase such interests. Based on a number of assumptions, including assumptions as to the number of residences to be developed with joint venture partners, the timing of such development, the time at which such options may be exercised and the fair market value of such residences at the date such options are exercised, the Company estimates that it may require approximately $35 million to $40 million to satisfy these purchase obligations during the 12 month period ended March 31, 2000.

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

YEAR 2000 ISSUE

         As a result of certain computer programs being written using two digits rather than four to define the applicable year, computer systems that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the so-called "Year 2000 Issue"). This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

         The Company has evaluated its computer systems to determine what modification (if any) are necessary to make such systems compatible with the year 2000 requirements. However, because many of the Company's computer systems have been put into service within the last several years, or are currently being replaced with year 2000 compliant systems, the Company does not expect any such modifications to have a material adverse effect on the Company's consolidated financial position or results of operations. There can be no assurance, however, that the computer systems of other companies on which the Company's systems rely will be timely modified, or that a failure to modify such systems by another company, or modifications that are incompatible with the Company's systems, would not have a material adverse effect on the Company.

FORWARD-LOOKING STATEMENTS

         The statements in this quarterly report relating to matters that are not historical facts are forward-looking statements based on management's belief and assumptions using currently available information. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve a number of risks and uncertainties, including, but not limited to, substantial debt and operating lease payment obligations, operating losses associated with new residences, the ability to manage rapid growth and business diversification, the need for additional financing, development and construction risks, risks associated with acquisitions, competition, governmental regulation and other risks and uncertainties detailed in the reports filed by the Company with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company assumes no duty to publicly update such statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors cause fluctuations in the Company's earnings and cash flows.

         The Company performed a sensitivity analysis which presents the hypothetical change in fair value of those financial instruments held by the Company at March 31, 1999 which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one percentage point parallel shift in the yield curve. The fair value of the debt included in the analysis is $195.1 million. Although not expected, a one percentage point change in the interest rates would have caused the Company's annual interest expense to change by approximately $2.0 million. Accordingly, a significant increase in LIBOR based interest rates could have a material adverse effect on the Company's earnings.

         Although a majority of the debt and lease payment obligations of the Company as of or during the three months ended, March 31, 1999 are not subject to floating interest rates, indebtedness that the Company may incur in the future may bear interest at a floating rate. Debt and annual operating lease payment obligations will continue to increase as the Company pursues its growth strategy.

         The Company does not presently use financial derivative instruments to manage its interest costs. The Company does not use foreign currency exchange rate forward contracts or commodity contracts and does not have foreign currency exposure as of March 31, 1999.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         10.1 Master Loan Agreement between ALS West, Inc., the Company and Guaranty Federal Bank, F.S.B., as agent, and the Lenders named therein, dated as of January 8, 1999

         10.2 Amended and Restated Financing and Security Agreement (Master Agreement) between ALS Holdings, Inc., et al, as Borrower, and Bank United, as agent, dated as of February 12, 1999

         10.3 Amended Schedule of Additional Bank United Mortgage, Assignment and Security Agreements which are substantially similar to the Form of Mortgage attached as Exhibit 10.53 to the Company's 10-K for the period ending December 31, 1998

         10.4 Loan Agreement between ALS Financing II, Inc. and GMAC Commercial Mortgage Corporation dated as of March 23, 1999

         10.5 Lease and Security Agreement between the Company and SELCO Service Corporation dated as of February 10, 1999

         10.6 Amended Schedule of Additional NHI Leases which are substantially similar to the Form of Lease attached as
                   Exhibit 10.57 to the Company's 10-K for the period ending December 31, 1998

         10.7 Employment Agreement dated as of January 1, 1999 by and between the Company and William F. Lasky

         10.8 Bridge Loan Agreement between the Company and Third Party Investors I, L.L.C. dated as of December 31, 1998

         10.9 Management Fee Loan Agreement between the Company and Third Party Investors I, L.L.C. dated as of December 31, 1998

         10.10 Working Capital Loan Agreement between the Company and Third Party Investors I, L.L.C. dated as of December 31, 1998

         10.11 Phase II Bridge Loan Agreement between the Company and Third Party Investors I, L.L.C. dated as of March 31, 1999

         10.12 Phase II Management Fee Loan Agreement between the Company and Third Party Investors I, L.L.C. dated as of March 31, 1999

         10.13 Phase II Working Capital Loan Agreement between the Company and Third Party Investors I, L.L.C. dated as of March 31, 1999

         10.14 Form of Development Agreement ("Development Agreement") by and between the Company and Third Party Investors I, L.L.C. dated as of March 31, 1999

         10.15 Schedule of additional Development Agreements which are substantially in the form of Development Agreement attached as Exhibit 10.14

         10.16 Form of Assisted Living Consultant and Management Services Agreement ("Management Agreement") by and between the Company and Third Party Investors I, L.L.C. dated as of March 31, 1999

         10.17 Schedule of additional Assisted Living Consultant and Management Services Agreements which are substantially in the form of Management Agreement attached as Exhibit 10.16

         11.1      Statement Regarding Computation of Net Income (Loss) Per
                   Share.

         27.1      Financial Data Schedule.

    (b) Reports on Form 8-K: The Registrant filed the following report with the Securities and Exchange Commission on Form 8-K during the quarter ended March 31, 1999:

                   On January 4, 1999, the Company filed a Current Report on Form 8-K dated January 4, 1999 reporting under Item 5 thereof the following:

                        On January 4, 1999, the Registrant issued a press release announcing that it had entered into a strategic business alliance with HCR Manor Care, Inc., a copy of which is filed as an exhibit thereto.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brookfield, State of Wisconsin, on the 13th day of May, 1999.


                                       ALTERNATIVE LIVING SERVICES, INC.



Date: May 13, 1999                By:  /s/  Thomas E. Komula
                                       ---------------------------------------
                                       Thomas E. Komula
                                       Senior Vice President, Treasurer, Chief
                                       Financial Officer and Secretary
                                       (Principal Financial Officer)