Form 10-Q
period 1999-06-30
ALTERRA HEALTHCARE CORP
filed 1999-08-16
CIK 1013218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11999

                         ALTERRA HEALTHCARE CORPORATION

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

          Yes      [X]      No    [  ]

         AS OF AUGUST 10, 1999, THERE WERE 22,084,888 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01, OUTSTANDING.

(Number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practical date.)

                         ALTERRA HEALTHCARE CORPORATION
                                      INDEX

                          Part I. Financial Information



                                                                                                        PAGE NO.
                                                                                                     -------------
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 1999 and
         December 31, 1998.........................................................................       1

         Condensed Consolidated Statements of Operations for the Three and Six
         Months Ended June 30, 1999 and 1998.......................................................       2

         Condensed Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1999 and 1998..............................................................       3

         Notes to Condensed Consolidated Financial Statements......................................       4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.....................................................................       6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................       12


                                              Part II. Other Information

Item 4.       Submissions of Matters to a Vote of Security Holders......................................  12

Item 6.       Exhibits and Reports on Form 8-K..........................................................  13

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                            June 30,          December 31,
                                                                             1999                1998
                                                                       --------------     ----------------
                                                                          (unaudited)
                                ASSETS
Current assets:
  Cash and cash equivalents........................................          $ 57,930              $ 49,934
  Accounts receivable..............................................             7,244                 4,045
  Pre-opening costs, net of amortization...........................                --                 7,856
  Note receivable..................................................            15,585                10,986
  Other current assets.............................................            25,578                18,031
                                                                         ---------------    -----------------
      Total current assets.........................................           106,337                90,852
                                                                         ---------------    -----------------
Property and equipment, net........................................           726,561               640,211
Long-term investments..............................................             8,217                 4,504
Goodwill, net......................................................             5,172                 5,243
Other assets.......................................................            46,794                37,000
                                                                         ---------------    -----------------
      Total assets.................................................          $893,081              $777,810
                                                                         ===============    =================

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term obligations....................          $ 11,293              $  4,376
  Short-term notes payable.........................................             8,363                 8,363
  Accounts payable - Trade.........................................             5,871                 6,854
  Accounts payable - Construction..................................             8,103                21,812
  Accrued expenses.................................................            20,956                15,723
  Deferred rent and refundable deposits............................             6,762                 5,419
                                                                         ---------------    -----------------
      Total current liabilities....................................            61,348                62,547
                                                                         ---------------    -----------------
Long-term obligations, less current installments...................           406,273               286,984
Convertible debt...................................................           228,600               228,600
Deferred gain on sale and other....................................            10,175                18,347
Minority interest..................................................             2,126                 4,220
Stockholders' equity:
  Common stock.....................................................               222                   219
  Additional paid-in capital.......................................           179,042               177,864
  Retained earnings (accumulated deficit)..........................             5,295                  (971)
                                                                         ---------------    -----------------
    Total stockholders' equity.....................................           184,559               177,112
                                                                         ---------------    -----------------
      Total liabilities and stockholders' equity...................          $893,081              $777,810
                                                                         ===============    =================




     See accompanying notes to condensed consolidated financial statements.

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        Three Months Ended              Six Months Ended
                                                                             June 30,                       June 30,
                                                                    ---------------------------   ------------------------------
                                                                       1999           1998            1999             1998
                                                                    -----------    ------------   -------------    -------------
 Revenue:
   Resident service fees........................................     $ 84,344       $ 54,635         $161,466         $100,286
   Other........................................................        7,576            564           13,345            1,397
                                                                    -----------    ------------   -------------    -------------
     Operating revenue..........................................       91,920         55,199          174,811          101,683

 Operating expenses:
   Residence operations.........................................       52,497         34,127           99,596           63,571
   Lease expense................................................       15,971         10,062           30,430           19,051
   General and administrative...................................        9,246          5,183           18,864            9,985
   Depreciation and amortization................................        4,525          4,249            8,550            7,646
                                                                    -----------    ------------   -------------    -------------
     Total operating expenses...................................       82,239         53,621          157,440          100,253
                                                                    -----------    ------------   -------------    -------------
     Operating income...........................................        9,681          1,578           17,371            1,430
                                                                    -----------    ------------   -------------    -------------

 Other income (expense):
   Interest expense, net........................................       (7,611)        (1,812)         (14,075)          (2,541)
   Lease income.................................................        4,937             --            9,826               --
   Other, net...................................................          (34)           (70)             (34)             (97)
   Equity in (losses) of unconsolidated affiliates..............         (152)           (10)             (70)             (22)
   Minority interest in losses of consolidated subsidiaries....           983          5,189            3,278            9,688
                                                                    -----------    ------------   -------------    -------------
     Total other (expense) income net...........................       (1,877)         3,297           (1,075)           7,028
                                                                    -----------    ------------   -------------    -------------

 Income  before income taxes and the cumulative effect of a
   change in accounting principle.................................       7,804           4,875         16,296            8,458

 Income taxes.....................................................       2,966              --          6,193               --
                                                                    -----------    ------------   -------------    -------------

         Income after taxes.......................................       4,838           4,875         10,103            8,458
                                                                    -----------    ------------   -------------    -------------

 Cumulative effect of a change in accounting principle, net of
   tax benefit of $2,409  (see Note 4) ...........................         ---             ---         (3,837)              --
                                                                    -----------    ------------   -------------    -------------

 Net income.......................................................      $4,838         $ 4,875          $6,266        $  8,458
                                                                    ===========    ============   =============    =============

 Income per common share before change in accounting principle:
     Basic........................................................        $0.22        $ 0.22           $0.46            $0.39
                                                                    ===========    ============   =============    =============
     Diluted......................................................        $0.22        $ 0.22           $0.45            $0.38
                                                                    ===========    ============   =============    =============
 Net income per common share:
     Basic........................................................        $0.22         $0.22           $0.28            $0.39
                                                                    ===========    ============   =============    =============
     Diluted......................................................        $0.22         $0.22           $0.28            $0.38
                                                                    ===========    ============   =============    =============

 Weighted average common shares outstanding:
     Basic........................................................       22,085          21,912        22,080           21,840
                                                                    ===========    ============   =============    =============
     Diluted......................................................       22,345          22,413        22,442           22,367
                                                                    ===========    ============   =============    =============


      See accompanying notes to condensed consolidated financial statements

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                            -------------------------------
                                                                                                1999              1998
                                                                                            -------------     -------------
Cash flows from operating activities:
  Net income..........................................................................         $  6,266         $   8,458
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
  Depreciation and amortization.......................................................            8,550             7,646
  Deferred income taxes...............................................................             (501)              ---
  Equity in net loss from investments in unconsolidated affiliates....................               70                22
  Minority interest in losses of consolidated subsidiaries............................           (3,278)           (9,688)
  Tax effect of stock options exercised...............................................              537               ---
  Increase in net resident receivables................................................           (3,498)             (856)
  Decrease (increase) in pre-opening costs............................................            7,856            (7,927)
  (Increase) decrease in other current assets.........................................           (4,840)              115
  (Decrease) increase in accounts payable.............................................             (993)            2,725
  Increase in accrued expenses........................................................            6,767             1,522
  Decrease in accrued merger costs....................................................             (267)           (3,861)
  Changes in other assets and liabilities, net........................................            1,603            (1,885)
                                                                                            -------------     -------------
Net cash provided by (used in) operating activities...................................           18,272            (3,729)
                                                                                            -------------     -------------

Cash flows from investing activities:
  Payments for property, equipment and project development costs......................         (140,470)         (162,145)
  Increase in notes receivable........................................................           (4,599)              ---
  Acquisitions of  facilities, net of cash............................................          (15,206)           (8,477)
  Changes in investments in and advances to unconsolidated affiliates.................             (675)          (16,159)
  Purchase of joint venture interests.................................................          (34,461)           (8,057)
  Decrease in short-term investments...................................................              ---            65,000
  Increase in long-term investments...................................................           (3,713)              ---
                                                                                            -------------     -------------
Net cash used in investing activities.................................................         (199,124)         (129,838)
                                                                                            -------------     -------------

Cash flows from financing activities:
  Repayments of short-term borrowings.................................................              ---           (14,587)
  Repayments of long-term obligations.................................................          (45,649)          (32,103)
  Proceeds from issuance of debt......................................................          169,282            72,561
  Proceeds from issuance of convertible debt..........................................              ---            18,750
  Payments for financing costs........................................................           (5,104)           (2,651)
  Proceeds from sale/leaseback transactions...........................................           64,391            49,160
  Issuance of common stock and other capital contributions............................              746             9,768
  Contributions by minority partners and minority stockholders........................            5,182             8,678
                                                                                            -------------     -------------
Net cash provided by financing activities.............................................          188,848           109,576
                                                                                            -------------     -------------

Net increase (decrease) in cash and cash equivalents..................................             7,996          (23,991)
                                                                                            -------------     -------------
Cash and cash equivalents:
  Beginning of period.................................................................           49,934            79,838
                                                                                            -------------     -------------
  End of period.......................................................................         $ 57,930        $   55,847
                                                                                            =============     =============

Supplemental disclosure of cash flow information:
  Cash paid for interest, including amounts capitalized...............................         $ 18,384        $   10,391
                                                                                            =============     =============
  Cash paid during period for income taxes............................................         $  4,386        $    1,256
                                                                                            =============     =============



     See accompanying notes to condensed consolidated financial statements

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The condensed consolidated balance sheets as of June 30, 1999 and December 31, 1998, the condensed consolidated statements of operations for the three and six months ended June 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 contained herein include the accounts of Alterra Healthcare Corporation (the "Company") and its affiliates which are under the common financial control of the Company. All significant intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been included. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

         The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1998.

(2)      ACQUISITIONS

         On April 21, 1999, the Company acquired three assisted living residences from HCR Manor Care, Inc. as part of the strategic alliance formed with HCR Manor Care, Inc. on December 31, 1998, having an aggregate capacity of 231 residents. This acquisition, which has been accounted for as a purchase, had a purchase price of $14.4 million, all of which was paid in cash.

         On May 12, 1999, the Company acquired an assisted living residence having an aggregate capacity of 48 residents in Kenosha, Wisconsin. This acquisition, which has been accounted for as a purchase, had a purchase price of $4.3 million, $800,000 of which was paid in cash and the remainder was debt and liabilities assumed by the Company.

(3)      FINANCING

         The Company obtained $24.3 million in new construction financing during the second quarter of 1999. The terms for these financings are all three years, currently bear floating interest rates ranging from 6.9% to 7.0% and are secured by 20 residences.

         The Company obtained $55.8 million in sale/leaseback financing from real estate investment trusts ("REITs") during the second quarter of 1999. The initial lease term for these arrangements are 14 years, and the weighted average effective lease rate is 9.8%. Any gain or loss arising from the sale of residences to the REITs has been deferred and will be amortized into income in proportion to rental expense over the initial term of the lease.

(4)      CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

         In the first quarter of 1999, the Company adopted the Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities." This Statement provides guidance on the financial reporting of start-up activities and organization costs. It requires costs of start-up activities and organization costs to be expensed when incurred. The Company's prior practice was to capitalize such costs and amortize them over a one year period after residence opening in the case of start-up costs and five years in the case of organizational costs. This Statement is required to be adopted for fiscal years beginning after December 15, 1998 and accordingly, was adopted by the Company effective January 1, 1999. The cumulative effect of the accounting change reflected in the condensed consolidated statement of operations for the six months ended June 30, 1999 was $3.8 million, net of tax.

(5)      NET INCOME PER COMMON SHARE

         The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

                                                                             Three Months Ended              Six Months Ended
                                                                                 June 30,                        June 30,
                                                                        ---------------------------   ------------------------------
                                                                            1999            1998            1999             1998
                                                                        -----------    ------------    -------------    ------------
Numerator:
Numerator for basic and diluted income per share before cumulative
   effect of a change in accounting principle ......................       $ 4,838         $ 4,875      $   10,103       $    8,458
Cumulative effect of a change in accounting principle ..............          --              --            (3,837)            --
                                                                           -------         -------      ----------       ----------
Numerator for basic and diluted net income per share ...............       $ 4,838         $ 4,875      $    6,266       $    8,458
                                                                           =======         =======      ==========       ==========

Denominator:
Denominator for basic net income per common
   share-weighted average shares ...................................        22,085          21,912          22,080           21,840
  Effect of dilutive securities:
     Employee stock options ........................................           260             501             362              527
                                                                           -------         -------      ----------       ----------
Denominator for diluted net income per common share-weighted average
  shares plus assumed conversions ..................................        22,345          22,413          22,442           22,367
                                                                           =======         =======      ==========       ==========

 Basic income per common share before cumulative effect
   of a change in accounting principle .............................       $  0.22         $  0.22      $     0.46       $     0.39
Cumulative effect of a change in accounting principle ..............          --              --             (0.17)         --
                                                                           -------         -------      ----------       ----------
Basic net income per common share(1) ...............................       $  0.22         $  0.22      $     0.28       $     0.39
                                                                           =======         =======      ==========       ==========


Diluted income per common share before cumulative effect
   of a change in accounting principle .............................       $  0.22         $  0.22      $     0.45       $     0.38
Cumulative effect of a change in accounting principle ..............          --              --             (0.17)         --
                                                                           -------         -------      ----------       ----------
Diluted  net income per common share ...............................       $  0.22         $  0.22      $     0.28       $     0.38
                                                                           =======         =======      ==========       ==========

(1) Six month period ended June 30, 1999 does not total due to rounding.


         Shares issuable upon the conversion of convertible subordinated notes have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

(6)      SUBSEQUENT EVENT

         On July 20, 1999, the Company completed and funded a $140 million acquisition and financing transaction related to its refinancing of three already acquired properties and the acquisition of an additional 17 properties from HCR Manor Care, Inc.. This closing related to the previously announced agreement to acquire 28 residences from HCR Manor Care, Inc. for a total of approximately $200 million. The 17 residences were financed (and the three residences acquired from HCR Manor Care, Inc. in April 1999 were refinanced), under a synthetic lease arrangement with an initial effective lease rate of 9.7%. The Company expects the remaining eight residences to close in the third quarter as final financing, regulatory, and construction due diligence are completed and requisite approvals are received.

(7)      RECLASSIFICATIONS

         Certain reclassifications have been made in the 1998 financial statements to conform with the 1999 financial statement presentation.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

OVERVIEW

         The Company's continued growth has had a significant impact on its results of operations and accounts for most of the changes in results between the first six months of 1999 and 1998. As of June 30, 1999 and 1998, the Company operated or managed 389 and 291 residences with aggregate capacities of 16,900 and 12,300 residents, respectively. The Company is also constructing or developing approximately 133 residences with aggregate capacity of 5,500 as of June 30, 1999. For the six months ended June 30, 1999, the Company generated operating revenue of $174.8 million, and realized operating income of $17.4 million, and net income of $10.1 million prior to the cumulative effect of a change in accounting.

         Since 1993, the Company has grown as a result of its development and acquisition activities, which have focused on purposeful built, free-standing assisted living residences. The Company intends to continue its development strategy and, at June 30, 1999, was constructing 77 residences and developing an additional 56 residences.

         On December 31, 1998, the Company entered into a strategic alliance with HCR Manor Care, Inc.. The alliance includes four principal arrangements:

- The Company agreed to acquire from HCR Manor Care, Inc. 28 Alzheimer's/dementia care and assisted living residences with a capacity for approximately 2,400 residents located in 12 states for $200 million in cash. The Company completed the acquisition of three of these residences in April 1999, an additional 17 residences in July 1999 and expects to complete the acquisition of the remaining eight in the third quarter of 1999.

- HCR Manor Care, Inc. and the Company agreed to establish and capitalize a joint venture to develop $500 million of Alterra-branded Alzheimer's/dementia care and assisted living residences in HCR's core markets over the next three to five years. The Company began joint development under this arrangement in the second quarter of 1999 and will continue joint development activities over a three to five year period.

- HCR Manor Care, Inc. has the right to license from the Company the use of Alterra's Clare Bridge(R) service mark, to share various best practices, and to engage in joint marketing activities relating to HCR's remaining Alzheimer's/dementia care residences. The Company and HCR Manor Care, Inc. executed definitive agreements with respect to this arrangement in April 1999.

- HCR Manor Care, Inc. and the Company have agreed to form a new company to provide a variety of ancillary services to the Company's resident population, including rehabilitation therapy and hospice care. The Company and HCR Manor Care, Inc. executed definitive agreements with respect to this arrangement in April 1999.


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

         Residence Service Fees. Residence service fees for the three months ended June 30, 1999 were $84.3 million representing an increase of $29.7 million, or 54%, from the $54.6 million for the comparable 1998 period. Substantially all of this increase resulted from the addition of newly constructed residences and other residences acquired by the Company. The Company operated 389 and 291 residences at June 30, 1999 and 1998, respectively.

         Other Revenues. Other revenues for the three months ended June 30, 1999 were $7.6 million, an increase of $7.0 million over the $564,000 of other revenue for the three months ended June 30, 1998. The increase is attributable to management fees on a greater number of residences which were either managed for third parties, including residences in transition from the HCR Manor Care, Inc. alliance or for entities in which the Company held a minority ownership position in the 1999 period versus the 1998 period. As of June 30, 1999, the Company had 67 such residences compared to 43 such residences as of June 30, 1998.

         Residence Operating Expenses. Residence operating expenses for the three months ended June 30, 1999 increased to $52.5 million from $34.1 million in the three-month period ended June 30, 1998 due to the increased number of residences operated during the 1999 period. Operating expenses as a percentage of residence service fees for the three months ended June 30, 1999 and 1998 were 62.2% and 62.5%, respectively.

         Lease Expense. Lease expense for the three months ended June 30, 1999 was $16.0 million, compared to $10.1 million in the comparable period in 1998. Such increase was primarily attributable to the utilization of additional sale/leaseback financing totaling $199 million during the twelve-month period ended June 30, 1999.

         General and Administrative Expense. For the three months ended June 30, 1999, general and administrative expenses were $9.2 million, compared to $5.2 million for the comparable 1998 period, representing an increase as a percentage of operating revenue to 10.1% in the 1999 period from 9.4% in the 1998 period. The increase as a percentage of operating revenues is a result of additional expenses incurred in transitioning newly managed residences from the joint venture development arrangement with HCR Manor Care, as well as residences acquired or to be acquired from HCR Manor Care, Inc. The increase in expenses from 1998 was primarily attributable to salaries, related payroll taxes and employee benefits for additional corporate personnel retained to support the Company's actual and anticipated growth.

         Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 1999 was $4.5 million, representing an increase of $276,000, or 6.5%, from the $4.2 million of depreciation and amortization for the comparable 1998 period. This increase resulted primarily from depreciation of fixed assets on the larger number of new residences that were owned by the Company during the three months ended June 30, 1999, versus the comparable period in 1998. This increase was offset by the elimination of amortization on pre-opening costs which are now expensed when they are incurred.

         Interest Expense, Net. Interest expense, net of interest income, was $7.6 million for the three months ended June 30, 1999, compared to $1.8 million for the comparable period in 1998. Gross interest expense (before interest capitalization and interest income) for the 1999 period was $11.2 million compared to $7.1 million for the 1998 period, an increase of $4.1 million. This increase is primarily attributable to an increase in the amount of debt financing used in the 1999 period as compared to the 1998 period. The Company capitalized $2.6 million of interest expense in the 1999 period compared to $3.8 million in the comparable 1998 period. This decrease is due primarily to a decrease in assets under construction financed using general corporate funds in 1999 compared to 1998. Interest income for the 1999 period was $1.0 million as compared to $1.5 million for the 1998 period. This decrease was primarily due to a reduction in average cash and investment balances from 1998 to 1999. The large 1998 balance was due to proceeds from the Company's concurrent offering of common stock and 5.25% convertible subordinated debentures in December 1997.

         Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the three months ended June 30, 1999 was $1.0 million, representing a decrease of $4.2 million from $5.2 million for the comparable 1998 period. The decrease was primarily attributable to the decrease in the number of residences in various stages of lease-up that were owned by the Company in consolidated joint venture arrangements during the 1999 period. During the second quarter of 1999, the Company had an average of 13 residences held in these consolidated joint venture arrangements compared to an average of 54 residences held in similar joint venture arrangements during the comparable 1998 period.

         Income Taxes. For the three months ended June 30, 1999, the Company recorded a current income tax provision of $2.5 million and recognized a $500,000 deferred tax liability resulting in a current income tax expense of $3.0 million. No income tax provision was recorded for the same period in 1998 due to the utilization of net operating loss carryforwards.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

         Residence Service Fees. Residence service fees for the six months ended June 30, 1999 were $161.4 million representing an increase of $61.2 million, or 61%, from the $100.3 million for the comparable 1998 period. Substantially all of this increase resulted from the addition of newly constructed residences and other residences acquired by the Company. The Company operated 389 and 291 residences at June 30, 1999 and 1998, respectively.

         Other Revenues. Other revenues for the six months ended June 30, 1999 were $13.3 million, an increase of $11.9 million over the $1.4 million of other revenue for the six months ended June 30, 1998. The increase is attributable to management fees on a greater number of residences which were either managed for third parties, including residences in transition from the HCR Manor Care, Inc. alliance or for entities in which the Company held a minority ownership position in the 1999 period versus the 1998 period. As of June 30, 1999, the Company had 67 such residences compared to 43 such residences as of June 30, 1998. The increase in other revenue was also impacted by $2.2 million of development fees recognized in the first six months of 1999 in connection with development activities conducted by the Company on behalf of third parties.

         Residence Operating Expenses. Residence operating expenses for the six months ended June 30, 1999 increased to $99.6 million from $63.6 million in the six month period ended June 30, 1998 due to the increased number of residences operated during the 1999 period. Operating expenses as a percentage of operating revenue for the six months ended June 30, 1999 and 1998 were 61.7% and 63.4%, respectively.

         Lease Expense. Lease expense for the six months ended June 30, 1999 was $30.4 million, compared to $19.1 million in the comparable period in 1998. Such increase was primarily attributable to the utilization of additional sale/leaseback financing totaling $199 million during the twelve-month period ended June 30, 1999.

         General and Administrative Expense. For the six months ended June 30, 1999, general and administrative expenses before costs related to the $1.8 million write-off of existing signage and other expenses associated with the name change from Alternative Living Services, Inc.. to Alterra Healthcare Corporation were $17.1 million, compared to $10.0 million for the comparable 1998 period, representing 10% of operating revenue, consistent with the 1998 period. The increase in expenses was primarily attributable to salaries, related payroll taxes and employee benefits for additional corporate personnel retained to support the Company's actual and anticipated growth.

         Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 1999 was $8.6 million, representing an increase of $900,000, or 11.8%, from the $7.6 million of depreciation and amortization for the comparable 1998 period. This increase resulted primarily from depreciation of fixed assets on the larger number of new residences that were owned by the Company during the six months ended June 30, 1999, versus the comparable period in 1998. This increase was offset by the elimination of amortization on pre-opening costs which are now expensed when they are incurred.

         Interest Expense, Net. Interest expense, net of interest income, was $14.1 million for the six months ended June 30, 1999, compared to $2.5 million for the comparable period in 1998. Gross interest expense (before interest capitalization and interest income) for the 1999 period was $21.0 million compared to $12.7 million for the 1998 period, an increase of $8.3 million. This increase is primarily attributable to an increase in the amount of debt financing used in the 1999 period as compared to the 1998 period. The Company capitalized $5.2 million of interest expense in the 1999 period compared to $6.9 million in the comparable 1998 period. This decrease is due to a decrease in assets under construction financed using general corporate funds in the 1999 period compared to the 1998 period. Interest income for the 1999 period was $1.8 million as compared to $3.3 million for the 1998 period. This increase was primarily due to the investment in the 1998 period of the proceeds received from the December 1997 concurrent convertible debt and equity offering.

         Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the six months ended June 30, 1999 was $3.3 million, representing a decrease of $6.4 million from $9.7 million for the comparable period in 1998. The decrease was primarily attributable to the decrease in the number of residences in various stages of lease-up that are owned by the Company in consolidated joint venture arrangements during the 1999 period. During the first half of 1999, the Company had an average of 24 residences held in consolidated joint venture relationships compared to an average of 46 residences in consolidated joint venture relationships during the first half of 1998.

         Income Taxes. For the six months ended June 30, 1999, the Company recorded a current income tax provision of $5.3 million and recognized a $900,000 deferred tax liability resulting in a current income tax expense of $6.6 million before the effect of a cumulative change in accounting. No income tax provision was recorded for the same period in 1998 due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 1999 cash flow from operations was $18.3 million versus an operating cash flow deficit of $3.7 million for six months ended June 30, 1998.

         During the six months ended June 30, 1999, the Company closed on approximately $169.3 million of new debt financing which included approximately $55.0 million of debt used to refinance properties having prior debt balances of $45.1 million. Additional financing was provided through $64.4 million of sale/leaseback financing and $5.2 million of minority partner contributions.

         This new financing along with approximately $8.0 million in available cash and investments and cash from operations was used during the six month period ending June 30, 1999 to fund $140.5 million in construction and development activity, $34.5 million in joint venture buy-outs, $15.2 million in acquisition activity, and $4.6 million of construction bridge financing under third party development arrangements.

         At June 30, 1999, the Company had working capital of $45.0 million compared to working capital of $90.5 million at June 30, 1998. The decrease was due to the utilization of $77 million in cash and investments generated by the December 1997 equity and convertible debt offerings to fund additional construction and development activities during 1998 and 1999.

         To achieve its growth objectives, the Company will need to obtain sufficient financing to fund its development, construction and acquisition activities. The Company has plans to develop or acquire approximately $500 million of residences (inclusive of the $200 million of residences acquired or to be acquired from HCR Manor Care, Inc.) for the 12-month period ending June 30, 2000. Historically, the Company has financed its development program and acquisitions through a combination of various forms of real estate financing (mortgage and sale/leaseback financing), capital contributions from joint venture partners and the sale of its securities. The Company has executed non-binding letters of intent with various healthcare REITs with approximately $66.6 million of remaining capacity at June 30, 1999. The Company also had available $252.6 million of remaining financing capacity from conventional lenders, as of June 30, 1999, which financing is accessible by the Company upon satisfying the respective lender's property underwriting requirements. On July 20, 1999, the Company completed a $140 million synthetic lease transaction related to 20 residences acquired from HCR Manor Care, Inc. The Company expects to acquire an additional eight residences from HCR Manor Care, Inc. in the third quarter of 1999 using a similar financing arrangement. In addition to financing construction and development costs, the Company may require capital resources to meet its obligations under joint venture arrangements. The Company believes that its cash on hand, financing under these commitments, other debt and equity financing that the Company expects to be able to access and equity contributions from its joint venture development partners will be sufficient to fund its growth strategy for the next 12 months.

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

         The Company is obligated under certain of its joint venture arrangements to purchase the equity interests of its joint venture partners at fair market value upon the election of such partners. Within the next twelve months, the Company will become subject to such contingent purchase obligations with respect to equity interests held by joint venture partners, exercisable at their election, related to certain of the Company's residences. At such times, or earlier, as such contingent purchase obligations are exercisable, the Company may also elect to exercise its rights to purchase such interests. Based on a number of assumptions, including assumptions as to the number of residences to be developed with joint venture partners, the timing of such development, the time at which such options may be exercised and the fair market value of such residences at the date such options are exercised, the Company estimates that it may require approximately $50 million to $55 million to satisfy these purchase obligations during the 12 month period ended June 30, 2000.

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

         The Company has evaluated its computer systems to determine what modification (if any) are necessary to make such systems compatible with the year 2000 requirements. Because many of the Company's computer systems have been put into service within the last several years, or are currently being replaced with year 2000 compliant systems, the Company does not expect any such modifications to have a material adverse effect on the Company's consolidated financial position or results of operations. However, given the complex nature of computer systems used in the Company's operations, there can be no assurance that all the Company's computer systems will be year 2000 compliant or that all the year 2000 Issue will not have a material adverse affect on the Company. Similarly, there can be no assurance that the computer systems of other companies on which the Company's systems rely will be timely modified, or that a failure to modify such systems by another company, or modifications that are incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

         The Company performed a sensitivity analysis which presents the hypothetical change in fair value of those financial instruments held by the Company at June 30, 1999 which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one percentage point parallel shift in the yield curve. The fair value of the debt included in the analysis is $160.7 million. Although not expected, a one percentage point change in the interest rates would have caused the Company's annual interest expense to change by approximately $1.6 million. Accordingly, a significant increase in LIBOR based interest rates could have a material adverse effect on the Company's earnings.

         Although a majority of the debt and lease payment obligations of the Company as of or during the three months ended, June 30, 1999 are not subject to floating interest rates, indebtedness that the Company may incur in the future may bear interest at a floating rate. Debt and annual operating lease payment obligations will continue to increase as the Company pursues its growth strategy.

         The Company does not presently use financial derivative instruments to manage its interest costs. The Company does not use foreign currency exchange rate forward contracts or commodity contracts and does not have foreign currency exposure as of June 30, 1999.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of the Company was held on May 19, 1999, and the following matters were voted on at that meeting:

         Action was taken to amend and restate article one of the Company's restated certificate of incorporation to change the Company's name. The results were as follows: For, 17,324,015; Against, 11,938; and Abstentions, 240,471.


         Action was taken to elect a board of eight directors of the Company. The results were as follows:



                                                            AUTHORITY
           DIRECTOR                       FOR                WITHHELD
-------------------------------     ----------------     ------------------
Richard W. Boehlke                    17,529,181              47,243
Tim Buchanan                          17,529,021              47,403
Gene E. Burleson                      17,529,181              47,243
Robert Haveman                        17,529,181              47,243
William F. Lasky                      17,529,181              47,243
William G. Petty, Jr.                 17,529,181              47,243
Jerry L. Tubergen                     17,529,181              47,243
Steven Vick                           17,529,131              47,293


         The proposal to elect directors and to amend the Company's restated Certificate of Incorporation were set forth and described in the Notice of Annual Meeting and Proxy Statement of the Company dated

April 15, 1999, filed with the Commission pursuant to Rule 14b-3 under the Securities Exchange Act of 1934, as amended.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         10.1 Schedule of Bank United Mortgage, Assignment and Security Agreements ("Mortgage") which are substantially similar to the Form of Mortgage attached as Exhibit 10.53 to the Company's 10-K for the period ending December 31, 1998

         10.2 Subordination, Representation and Guaranty Agreement between the Company, Greenwich Capital Financial Products, Inc., and Third Party Investors I, L.L.C. dated as of June 30, 1999

         10.3 Purchase Agreement and Agreement to Complete Construction dated as of June 14, 1999, by and between Omega Healthcare
                 Investors, Inc. and Sterling House Corporation, ALS-Clare Bridge, Inc., and the Company

         10.4 Master Lease dated as of June 14, 1999, by and between Omega Healthcare Investors, Inc. as Lessor and AHC Properties, Inc. as Lessee

         10.5 Kansas Master Lease dated as of June 14, 1999, by and between Omega (Kansas), Inc. as Lessor and AHC Properties, Inc. as Lessee

         10.6 Lease Guaranty dated as of June 14, 1999, by Alterra Healthcare Corporation in favor of Omega Healthcare Investors, Inc. and Omega (Kansas), Inc.

         10.7 Form of Lease Agreement by and between the Company and Health Care REIT, Inc. dated as of January 22, 1996

         10.8 Schedule of Health Care REIT, Inc. Leases which are substantially similar to the Form of Lease attached as Exhibit 10.7

         10.9 Form of Lease Agreement by and between Sterling House Corporation and Heath Care REIT, Inc. dated as of September 1995

         10.10 Schedule of Health Care REIT, Inc. Leases which are substantially similar to the Form of Lease attached as Exhibit 10.9

         10.11 Form of Lease Agreement by and between the Company and Health Care REIT, Inc. dated as of December 1998

         10.12 Schedule of Health Care REIT, Inc. Leases which are substantially similar to the Form of Lease attached as Exhibit 10.11

         10.13 Form of Lease Agreement by and between the Company and Health Care REIT, Inc. dated as of March 1999

         10.14 Schedule of Health Care REIT, Inc. Leases which are substantially similar to the Form of Lease attached as Exhibit 10.13

         11.1    Statement Regarding Computation of Net Income (Loss) Per Share.

         27.1    Financial Data Schedule.

    (b) Reports on Form 8-K: The Registrant has filed no reports with the Securities and Exchange Commission on Form 8-K during the quarter ended June 30, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brookfield, State of Wisconsin, on the 13th day of August, 1999.

                                               ALTERRA HEALTHCARE CORP., INC.

Date:  August 13, 1999                    By:  /s/  Thomas E. Komula
                                               --------------------------------
                                               Thomas E. Komula
                                               Senior Vice President, Treasurer,
                                               Chief Financial
                                               Officer and Secretary
                                               (Principal Financial Officer)