Form 10-Q
period 1999-09-30
ALTERRA HEALTHCARE CORP
filed 1999-11-15
CIK 1013218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       OR

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

          Yes      [X]      No    [  ]

         AS OF NOVEMBER 12, 1999, THERE WERE 22,084,888 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01, OUTSTANDING.

(Number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practical date.)

                         ALTERRA HEALTHCARE CORPORATION
                                      INDEX

                          Part I. Financial Information


                                                                                        PAGE NO.
                                                                                      -----------
Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of September 30, 1999 and
          December 31, 1998..............................................................   1

          Condensed Consolidated Statements of Operations for the Three and Nine
          Months Ended September 30, 1999 and 1998.......................................   2

          Condensed Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 1999 and 1998..............................................   3

          Notes to Condensed Consolidated Financial Statements...........................   4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................................   6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....................   12


                                          Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K...............................................   13

                         PART 1 - FINANCIAL INFORMATION

ITEM 1       FINANCIAL STATEMENTS

             ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        September 30,         December 31,
                                                                             1999                 1998
                                                                      ----------------      ---------------
                                                                         (unaudited)
                               ASSETS
Current assets:
  Cash and cash equivalents........................................       $  33,046          $  40,621
  Accounts receivable..............................................           8,057              4,045
  Pre-opening costs, net of amortization...........................              --              7,856
  Notes receivable.................................................          20,838             10,986
  Restricted cash in escrow accounts...............................          11,713              9,313
  Other current assets.............................................          30,471             18,031
                                                                          ---------          ---------
      Total current assets.........................................         104,125             90,852
                                                                          ---------          ---------
Property and equipment, net........................................         796,754            640,211
Long-term investments..............................................           9,665              4,504
Goodwill, net......................................................           5,136              5,243
Other assets.......................................................          62,653             37,000
                                                                          ---------          ---------

      Total assets.................................................       $ 978,333          $ 777,810
                                                                          =========          =========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term obligations....................       $  10,312          $   4,376
  Short-term notes payable.........................................          18,512              8,363
  Accounts payable trade...........................................           5,688
  Accounts payable - construction..................................          12,054             21,812
  Accrued expenses.................................................          25,932             15,723
  Deferred rent and refundable deposits............................           7,925              5,419
                                                                          ---------          ---------
      Total current liabilities....................................          80,423             62,547
                                                                          ---------          ---------
Long-term obligations, less current installments...................         467,273            286,984
Convertible debt...................................................         228,600            228,600
Deferred gain on sale and other....................................          10,250             18,347
Minority interest..................................................           2,304              4,220
Stockholders' equity:
  Common stock.....................................................             222                219
  Additional paid-in capital.......................................         178,942            177,864
  Retained earnings (accumulated deficit)..........................          10,319               (971)
                                                                          ---------          ---------
    Total stockholders' equity.....................................         189,483            177,112
                                                                          ---------          ---------
      Total liabilities and stockholders' equity...................       $ 978,333          $ 777,810
                                                                          =========          =========

                See accompanying notes to condensed consolidated
                             financial statements.

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        Three Months Ended              Nine Months Ended
                                                                          September 30,                   September 30,
                                                                    ---------------------------   ------------------------------
                                                                       1999           1998            1999             1998
                                                                    -----------    ------------   -------------    ------------
 Revenue:

   Resident service fees........................................     $ 90,683       $ 64,544        $ 252,149        $ 164,830
   Management fees and other....................................        9,428          1,742           22,773            3,139
                                                                     --------       --------        ---------        ---------
     Operating revenue..........................................      100,111         66,286          274,922          167,969

 Operating expenses:
   Residence operations.........................................       57,526         40,492          157,122          104,063
   Lease expense................................................       18,386         11,901           48,816           30,952
   General and administrative...................................        9,268          6,295           28,166           16,377
   Depreciation and amortization................................        5,233          5,534           13,783           13,180
                                                                     --------       --------        ---------        ---------
     Total operating expenses...................................       90,413         64,222          247,887          164,572
                                                                     --------       --------        ---------        ---------
     Operating income...........................................        9,698          2,064           27,035            3,397
                                                                     --------       --------        ---------        ---------

 Other income (expense):
   Interest expense, net........................................       (9,075)        (2,744)         (23,150)          (5,285)
   Lease income.................................................        7,579             --           17,405               --
   Equity in (losses) of unconsolidated affiliates..............         (597)           (32)            (667)             (54)
   Minority interest in losses of consolidated subsidiaries.....          498          5,984            3,776           15,672
                                                                     --------       --------        ---------        ---------

     Total other (expense) income net...........................       (1,595)         3,208           (2,636)          10,333
                                                                     --------       --------        ---------        ---------

 Income  before income taxes and the cumulative effect of a
   change in accounting principle...............................        8,103          5,272           24,399           13,730

 Income tax (expense) benefit...................................       (3,079)           549           (9,272)             549
                                                                     --------       --------        ---------        ---------

         Income before the cumulative effect of a change in
           accounting principle.................................        5,024          5,821           15,127           14,279
                                                                     --------       --------        ---------        ---------

 Cumulative effect of a change in accounting principle, net of
   tax benefit of $2,409  (see Note 3) .........................           --             --          (3,837)               --
                                                                     --------       --------        --------         ---------

 Net income.....................................................     $  5,024       $  5,821        $ 11,290         $  14,279
                                                                     ========       ========        ========         =========

 Income per common share before change in accounting principle:
     Basic......................................................        $0.23       $  0.27         $  0.68          $    0.65
                                                                     ========       =======         =======          =========
     Diluted....................................................        $0.23       $  0.26         $  0.68          $    0.64
                                                                     ========       =======        ========          =========
 Net income per common share:
     Basic......................................................        $0.23       $  0.27         $  0.51          $    0.65
                                                                     ========       =======         =======          =========
     Diluted....................................................        $0.23       $  0.26         $  0.50          $    0.64
                                                                     ========       =======         =======          =========

 Weighted average common shares outstanding:
     Basic......................................................       22,085        21,946          22,084             21,876
                                                                     ========      ========        ========          =========
     Diluted....................................................       22,262        22,409          22,366             22,386
                                                                     ========      ========        ========          =========


      See accompanying notes to condensed consolidated financial statements

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                   ----------------------------
                                                                                       1999              1998
                                                                                   -------------     -------------
Cash flows from operating activities:
  Net income..........................................................................     $ 11,290          $ 14,279
Adjustments to reconcile net income to net cash provided by (used in) operating activities net of acquisitions:
  Depreciation and amortization.......................................................       13,783            13,180
  Deferred income taxes...............................................................        3,432                --
  Equity in net loss from investments in unconsolidated affiliates....................          667                54
  Minority interest in losses of consolidated subsidiaries............................       (3,776)          (15,672)
  Tax effect of stock options exercised...............................................          320             1,330
  Increase in net resident receivables................................................       (4,012)           (2,119)
  Decrease (increase) in pre-opening costs............................................        7,856            (9,179)
  (Increase) in other current assets..................................................      (12,440)           (4,221)
  (Decrease) in accounts payable......................................................       (1,166)           (1,816)
  Increase in accrued expenses and deferred rent......................................       12,929            10,686
  Decrease in accrued merger costs....................................................         (214)           (4,160)
  Changes in other assets and liabilities, net........................................        3,561            (7,663)
                                                                                           --------          --------
Net cash provided by (used in) operating activities...................................       32,230            (5,301)
                                                                                           --------          --------

Cash flows from investing activities:
  Payments for property, equipment and project development costs......................     (176,874)         (283,767)
  Net proceeds from sale of plant, property, and equipment............................       18,263                --
  Increase in notes receivable........................................................       (9,852)               --
  Acquisitions of  facilities, net of cash............................................      (15,206)          (43,278)
  Changes in investments in and advances to unconsolidated affiliates.................       (1,400)          (11,818)
  Purchase of joint venture interests.................................................      (59,482)          (17,755)
  Decrease in short-term investments..................................................           --            90,000
  Increase in long-term investments...................................................       (5,161)               --
                                                                                           --------          --------
Net cash used in investing activities.................................................     (249,712)         (266,618)
                                                                                           --------          --------

Cash flows from financing activities:
  Repayments of short-term borrowings.................................................         (981)          (15,537)
  Repayments of long-term obligations.................................................      (77,859)          (53,015)
  Proceeds from issuance of debt......................................................      212,893           176,177
  Proceeds from issuance of convertible debt..........................................           --            18,750
  Payments for financing costs........................................................       (5,391)           (4,803)
  Proceeds from sale/leaseback transactions...........................................       72,014           107,563
  Issuance of common stock and other capital contributions............................          761            10,149
  Contributions by minority partners and minority stockholders........................        8,470            18,754
                                                                                           --------          --------
Net cash provided by financing activities.............................................      209,907           258,038
                                                                                           --------          --------

Net decrease in cash and cash equivalents.............................................      (7,575)           (13,881)
                                                                                           --------          --------
Cash and cash equivalents:
  Beginning of period.................................................................       40,621            79,838
                                                                                           ========           =======
 End of period........................................................................     $ 33,046          $ 65,957
                                                                                           ========          ========

Supplemental disclosure of cash flow information:
  Cash paid for interest, including amounts capitalized...............................     $ 25,871          $ 14,317
                                                                                        ===========          ========
  Cash paid during period for income taxes............................................     $  4,397          $  1,322
                                                                                        ===========          ========


See footnote 2 for discussion of capitalized lease transaction.


      See accompanying notes to condensed consolidated financial statements

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      BASIS OF PRESENTATION

         The condensed consolidated balance sheets as of September 30, 1999 and December 31, 1998, the condensed consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 contained herein include the accounts of Alterra Healthcare Corporation (the "Company") and its affiliates which are under the common financial control of the Company. All significant intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been included. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

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

(2)      ACQUISITIONS

     During the quarter ended September 30, 1999, the Company consummated a synthetic lease transaction relating to 26 assisted living and Alzheimer's/dementia care residences that were previously owned and operated by Manor Care, Inc. and it's affiliates (the "Transaction"). Pursuant to the Transaction, an affiliate of Key Bank National Association acquired the 26 residences for an aggregate purchase price of approximately $189.1 million (including closing costs) and simultaneously leased the 26 residences to AHC Tenant, Inc., a wholly-owned subsidiary of the Company. Mortgage financing for the acquisition in the amount of $174.5 million was provided by Greenwich Capital Financial Products and credit enhancement of this financing in the form of a surety bond was provided by a member of the Zurich Financial Services Group. The Company's leases of these 26 residences have a term of ten years, reflect initial rental based on a lease constant of 9.93% and contain an option to purchase the 26 residences at the end of the lease term for a pre-negotiated fixed price. For financial accounting purposes, leases for 17 of the residences will be treated as operating leases and leases for nine residences will be treated as capital leases. The Company recorded $53.2 million of property and equipment and $53.2 million of long term obligations upon completion of the Transaction related to these capital leases. The Company also entered into leases with Manor Care, Inc. with respect to two additional residences formerly operated by Manor Care, Inc.

(3)      CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

         In the first quarter of 1999, the Company adopted the Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities." This Statement provides guidance on the financial reporting of start-up activities and organization costs. It requires costs of start-up activities and organization costs to be expensed when incurred. The Company's prior practice was to capitalize such costs and amortize them over a one year period after residence opening in the case of start-up costs and five years in the case of organizational costs. The cumulative effect of the accounting change reflected in the condensed consolidated statement of operations for the nine months ended September 30, 1999 was $3.8 million, net of tax.

(4)  NET INCOME PER COMMON SHARE

         The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

                                                               Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                           ---------------------------   ------------------------------
                                                              1999           1998            1999             1998
                                                           -----------    ------------   -------------    -------------
Numerator:
Numerator for basic and diluted income per share before
   cumulative effect of a change in accounting principle..    $ 5,024          $ 5,821        $ 15,127         $ 14,279
Cumulative effect of a change in accounting principle.....         --              --          (3,837)               --
                                                              -------          --------       -------          --------
Numerator for basic and diluted net income per share......    $ 5,024          $ 5,821        $ 11,290         $ 14,279
                                                              =======          ========       ========         ========

Denominator:
Denominator for basic net income per common
   share-weighted average shares..........................     22,085           21,946          22,084           21,876
  Effect of dilutive securities:
     Employee stock options...............................        177              463             282              510
                                                              -------          -------        --------         --------
Denominator for diluted net income per common
  share-weighted average shares plus assumed conversions..     22,262           22,409          22,366           22,386
                                                              =======          =======        ========         ========

 Basic income per common share before cumulative effect
   of a change in accounting principle....................    $  0.23          $  0.27        $   0.68         $   0.65
Cumulative effect of a change in accounting principle.....         --               --           (0.17)              --
                                                              -------          -------        --------         --------
Basic net income per common share.........................    $  0.23          $  0.27        $   0.51         $   0.65
                                                              =======          =======        ========         ========


Diluted income per common share before cumulative effect
   of a change in accounting principle....................    $  0.23          $  0.26         $  0.68         $   0.64
Cumulative effect of a change in accounting principle.....         --               --           (0.17)              --
                                                              -------          -------         -------         --------
Diluted  net income per common share (1)..................    $  0.23          $  0.26         $  0.50         $   0.64
                                                              =======          =======         =======         ========



        (1) Nine month period ended September 30, 1999 does not total due to rounding.

         Shares issuable upon the conversion of convertible subordinated notes have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

(5)  RECLASSIFICATIONS

         Certain reclassifications have been made in the 1998 financial statements to conform with the 1999 financial statement presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company's continued growth has had a significant impact on its results of operations and accounts for most of the changes in results between the first nine months of 1999 and 1998. As of September 30, 1999 and 1998, the Company operated or managed 431 and 336 residences with aggregate capacities of 19,688 and 14,315 residents, respectively. The Company is also constructing or developing approximately 116 residences with aggregate capacity of 5,400 as of September 30, 1999. However, the Company has announced its intention during the fourth quarter of 1999 to review development projects not yet in construction and, in light of the competitive environment and tighter capital markets, to discontinue or defer a substantial portion of these projects. See "-Liquidity and Capital Resources." For the nine months ended September 30, 1999, the Company generated operating revenue of $274.9 million, and realized operating income of $27.0 million, and net income of $15.1 million prior to the cumulative effect of a change in accounting.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

         Residence Service Fees. Residence service fees for the three months ended September 30, 1999 were $90.6 million representing an increase of $26.1 million, or 40%, from the $64.5 million for the comparable 1998 period. Substantially all of this increase resulted from the addition of newly constructed residences and other residences acquired by the Company. The Company operated 431 and 336 residences at September 30, 1999 and 1998, respectively.

         Management Fees and Other Revenues. Management Fees and other revenues for the three months ended September 30, 1999 were $9.4 million, an increase of $7.7 million over the $1.7 million of other revenue for the three months ended September 30, 1998. The increase is attributable to management fees on a greater number of residences which were either managed for third parties or for entities in which the Company held a minority ownership position in the 1999 period versus the 1998 period. As of September 30, 1999, the Company managed 92 such residences compared to 61 such residences as of September 30, 1998. Management fees include charges for transitional services to recruit and train staff, initial and recurring fees for the use of the Company's Name and branding, initial and recurring fees for the use of the Company's methodologies, services for assisting with finance processing, and ongoing management services provided to operate the residence.

         Residence Operating Expenses. Residence operating expenses for the three months ended September 30, 1999 increased to $57.5 million from $40.5 million in the three-month period ended September 30, 1998 due to the increased number of residences operated during the 1999 period. Operating expenses as a percentage of residence service fees for the three months ended September 30, 1999 and 1998 were 63.4% and 62.7%, respectively. This percentage increase resulted primarily from increases in labor costs due to increased competition for personnel. The increase in marginal expenses was also impacted by a slower lease-up of residences in some markets.

         Lease Expense. Lease expense for the three months ended September 30, 1999 was $18.4 million, compared to $11.9 million in the comparable period in 1998. Such increase was primarily attributable to the utilization of additional sale/leaseback financing totaling $115.4 million during the twelve-month period ended September 30, 1999.

         General and Administrative Expense. For the three months ended September 30, 1999, general and administrative expenses were $9.3 million, compared to $6.3 million for the comparable 1998 period, representing a decrease as a percentage of operating revenue to 9.3% in the 1999 period from 9.5% in the 1998 period.

The $3.0 million increase in expenses from 1998 was primarily attributable to salaries, related payroll taxes and employee benefits for additional corporate personnel retained to support the Company's growth.

         Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 1999 was $5.2 million, representing a decrease of $300,000, or 5.4%, from the $5.5 million of depreciation and amortization for the comparable 1998 period. This decrease resulted primarily from the elimination of amortization on pre-opening costs which are now expensed when they are incurred. This decrease was offset by depreciation of fixed assets on the larger number of new residences that were owned by the Company during the three months ended September 30, 1999, versus the comparable period in 1998.

         Interest Expense, Net. Interest expense, net of interest income, was $9.1 million for the three months ended September 30, 1999, compared to $2.7 million for the comparable period in 1998. Gross interest expense (before interest capitalization and interest income) for the 1999 period was $12.7 million compared to $8.0 million for the 1998 period, an increase of $4.7 million. This increase is primarily attributable to an increase in the amount of debt financing used in the 1999 period as compared to the 1998 period. The Company capitalized $2.2 million of interest expense in the 1999 period compared to $3.7 million in the comparable 1998 period. This decrease is due primarily to a decrease in assets under construction financed using general corporate funds in 1999 compared to 1998. Interest income for the 1999 period was $1.5 million as compared to $1.6 million for the 1998 period. This decrease was primarily due to a reduction in average cash and investment balances from 1998 to 1999.

         Lease Income. The Company recorded $7.6 million of lease income on residences owned or leased by the Company and leased or subleased to unconsolidated joint ventures in 1999. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by the Company on the leased residences, and thereby offset Company costs associated with obtaining and maintaining financing for such residences. The Company had no such arrangements in 1998.

         Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the three months ended September 30, 1999 was $498,000, representing a decrease of $5.5 million from $6.0 million for the comparable 1998 period. The decrease was primarily attributable to the decrease in the number of residences in various stages of lease-up that were owned by the Company in consolidated joint venture arrangements during the 1999 period. During the third quarter of 1999, the Company had an average of 11 residences held in these consolidated joint venture arrangements compared to an average of 60 residences held in similar joint venture arrangements during the comparable 1998 period.

         Income Taxes. For the three months ended September 30, 1999, the Company recorded a reduction in the current income tax provision of $853,000 which was offset by the recognition of a $3.9 million deferred tax obligation resulting in a current income tax expense of $3.0 million. During the three months ended September 30, 1998, the Company recorded a current income tax provision of $4.3 million which was offset by the recognition of $4.9 million of deferred tax assets resulting in a current income tax benefit of $549,000.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

         Residence Service Fees. Residence service fees for the nine months ended September 30, 1999 were $252.1 million representing an increase of $87.3 million, or 53%, from the $164.8 million for the comparable 1998 period. Substantially all of this increase resulted from the addition of newly constructed residences and other residences acquired by the Company. The Company operated 431 and 336 residences at September 30, 1999 and 1998, respectively.

         Management Fees and Other Revenues. Management Fees and other revenues for the nine months ended September 30, 1999 were $22.8 million, an increase of $19.7 million over the $3.1 million of other revenue for the nine months ended September 30, 1998. The increase is attributable to management fees on a greater number of residences which were either managed for third parties or for entities in which the Company held a minority ownership position in the 1999 period versus the 1998 period. As of September 30, 1999, the Company managed 92 such residences compared to 61 such residences as of September 30, 1998. Management fees include charges for transitional services to recruit and train staff, initial and recurring fees for use of the Company's name and branding, initial and recurring fees for the use of the Company's methodologies, services for assisting with finance processing, and ongoing management services provided to operate the residence. The increase in other revenue was also impacted by $3.0 million of development fees recognized in the first nine months of 1999 in connection with development activities conducted by the Company on behalf of third parties.

         Residence Operating Expenses. Residence operating expenses for the nine months ended September 30, 1999 increased to $157.1 million from $104.1 million in the nine month period ended September 30, 1998 due to the increased number of residences operated during the 1999 period. Operating expenses as a percentage of resident service fees for the nine months ended September 30, 1999 and 1998 were 62.3% and 63.1%, respectively.

         Lease Expense. Lease expense for the nine months ended September 30, 1999 was $48.8 million, compared to $30.9 million in the comparable period in 1998. Such increase was primarily attributable to the utilization of additional sale/leaseback financing totaling $115.4 million during the twelve-month period ended September 30, 1999.

         General and Administrative Expense. For the nine months ended September 30, 1999, general and administrative expenses before costs related to the $1.8 million write-off of existing signage and other expenses associated with the name change from Alternative Living Services, Inc. to Alterra Healthcare Corporation were $26.4 million, compared to $16.4 million for the comparable 1998 period, representing a decrease as a percentage of operating revenue to 9.6% in the 1999 period from 9.8% in the 1998 period. The $10.0 million increase in expenses from 1998 was primarily attributable to salaries, related payroll taxes and employee benefits for additional corporate personnel retained to support the Company's growth.

         Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 1999 was $13.8 million, representing an increase of $600,000, or 4.6%, from the $13.2 million of depreciation and amortization for the comparable 1998 period. This increase resulted primarily from depreciation of fixed assets on the larger number of new residences that were owned by the Company during the nine months ended September 30, 1999, versus the comparable period in 1998. This increase was offset by the elimination of amortization on pre-opening costs which are now expensed when they are incurred.

         Interest Expense, Net. Interest expense, net of interest income, was $23.1 million for the nine months ended September 30, 1999, compared to $5.3 million for the comparable period in 1998. Gross interest expense (before interest capitalization and interest income) for the 1999 period was $33.8 million compared to $20.8 million for the 1998 period, an increase of $13.0 million. This increase is primarily attributable to an increase in the amount of debt financing used in the 1999 period as compared to the 1998 period. The Company capitalized $7.4 million of interest expense in the 1999 period compared to $10.6 million in the comparable 1998 period. This decrease is due to a decrease in assets under construction financed using general corporate funds in the 1999 period compared to the 1998 period. Interest income for the 1999 period was $3.3 million as compared to $4.9 million for the 1998 period.

         Lease Income. The Company recorded $17.4 million of lease income on residences owned or leased by the Company and leased or subleased to unconsolidated joint ventures in 1999. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by the Company on the leased residences, and thereby offset Company costs associated with obtaining and maintaining financing for such residences. The Company had no such arrangements in 1998.

         Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the nine months ended September 30, 1999 was $3.8 million, representing a decrease of $11.9 million from $15.7 million for the comparable period in 1998. The decrease was primarily attributable to the decrease in the number of residences in various stages of lease-up that are owned by the Company in consolidated joint venture arrangements during the 1999 period. During the first nine months of 1999, the Company had an average of 17 residences held in consolidated joint venture relationships compared to an average of 52 residences in consolidated joint venture relationships during the first nine months of 1998.

         Income Taxes. For the nine months ended September 30, 1999, the Company recorded a current income tax provision of $4.5 million and recognized a $4.8 million deferred tax liability resulting in a current income tax expense of $9.3 million before the effect of a cumulative change in accounting. During the nine months ended September 30, 1998, the Company recorded a current income tax provision of $4.3 million which was offset by the recognition of $4.9 million of deferred tax assets resulting in a current income tax benefit of $549,000.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations and growth through a combination of various forms of real estate financing (mortgage, synthetic lease and sale/leaseback financing), capital contributions from joint venture partners, the sale of its securities (common stock and convertible debentures) and, to a lesser extent, cash from operations. At September 30, 1999, the Company had $724.7 million of outstanding debt principally consisting of $228.6 of convertible debentures having a weighted average interest rate of 5.86%, $252.1 million of fixed rate debt having a weighted average interest rate of 7.56%, capitalized lease obligations of $53.2 million having a weighted average interest rate of 9.16% and $190.8 million of variable rate debt having a weighted average interest rate of 7.89%.

         At September 30, 1999, the Company had approximately $33.0 million in unrestricted cash and cash equivalents and $23.7 million working capital (compared to working capital of $40.4 million at September 30,1998). For the nine months ended September 30, 1999 cash flow from operations was $32.2 million versus an operating cash flow deficit of $5.3 million for nine months ended September 30, 1998. The significant increase in cash flow is attributable to the greater number of consolidated residences operating at or near stabilized occupancy levels during the 1999 period in comparison to the comparable 1998 period. During the nine months ended September 30, 1999, the Company closed on approximately $212.9 million of new debt financing and capital lease obligations which included approximately $79.7 million of debt used to refinance properties having prior debt balances of $66.1 million. Additionally, financing was provided through $72.0 million of sale/leaseback financing and $8.5 million of minority partner contributions.

         Net cash provided by financing activities together with cash from operations was used during the nine month period ending September 30, 1999 to fund $176.8 million in construction and development activity, $59.5 million in joint venture buy-outs, $15.2 million in acquisition activity, and $9.9 million of construction bridge financing under third party development arrangements.

         The Company has the following three series of convertible subordinated debentures outstanding:

               - $143.8 million aggregate principal amount of 5.25% convertible subordinated debentures due December 15, 2002. These convertible debentures bear interest at 5.25% per annum payable semi-annually on June 15 and December 15 of each year. The conversion price is $28.75, which is equivalent to a conversion ratio of 34.8 shares of common stock per $1,000 in principal amount of the convertible debentures. The convertible debentures are redeemable at the option of the company commencing on December 31, 2000, at specified premiums. The holders of the convertible debentures may require the Company to repurchase the convertible debentures; upon a change of control of the Company, as defined in the convertible debenture;

               - $50.0 million aggregate principal amount of 7.00% convertible subordinated debentures due June 1, 2004. These convertible debentures bear interest at 7.00% per annum payable semi-annually on June 1 and December 1 of each year. The conversion price is $20.25, which is equivalent to a conversion ratio of 49.4 shares of common stock per $1,000 in principal amount of the convertible debentures. The convertible debentures are redeemable at the option of the Company commencing on June 15, 2000, at specified premiums; and

               - $35.0 million aggregate principal amount 6.75% convertible subordinated debentures due June 30, 2006. These convertible debentures bear interest at 6.75% per annum payable semi-annually on June 30 and December 30 of each year. The conversion price is $20.38, which is equivalent to a conversion ratio of 49.3 shares of common stock per $1,000 principal amount of the convertible debentures. The convertible debentures are redeemable at the option of the Company commencing on July 15, 1999, at specified premiums;



         The Company's principal credit agreements and debt instruments include various financial covenants and other restrictions, including: (i) debt service coverage requirements, typically measured on a trailing four quarter basis, which typically increase over the term of the applicable credit agreement; (ii) maximum leverage ratios which limit the Company's aggregate senior indebtedness to total capitalization; (iii) various minimum net worth or tangible net worth requirements; (iv) in certain cases, property specific financial covenants of the type referenced above applicable to individual properties or to the pool of residences financed by the applicable lender; and (v) the maintenance of operating and other reserves for the benefit of the residences serving as collateral for the applicable lender. In addition, under certain of its credit and sale/leaseback facilities, the Company is required to secure lender or lessor consent prior to engaging in certain mergers, business combinations or change in control transactions.

         The Company's operations and growth will require significant additional capital resources in the future in order to fund; (i) the Company's ongoing construction and development of assisted living and Alzheimer's care residences; (ii) the Company's purchase of minority and majority equity interests in assisted living residences operated by the Company from the third party joint venture partners; (iii) ongoing debt service obligations, including maturities of its long-term debt; and (iv) certain obligations to finance the operations of third party developments partners. Each of these principal uses of capital resources are summarized below:

          Development Activities. The development and construction of new, purpose-built assisted living and Alzheimer's care residences has historically been the principal use of the Company's capital resources. In many markets in which the Company operates, competition has increased significantly in recent periods and, in selected markets, the supply of assisted living beds exceeds demand. Concurrently, financing for new assisted living residences has become more difficult and more expensive to obtain. In light of this competitive environment and the tightening of the capital markets, the Company is actively reviewing its development projects not yet in construction in order to determine which to complete or terminate. In conducting this analysis, the Company is considering market-specific and competitive factors on a site-by-site basis. The Company anticipates that upon completion of this review it will elect to discontinue a significant portion of its pending development projects and, accordingly, record a charge related to the write-down of markets and sites under development and the reduction of its development activities to a modest level.

         The Company will continue to construct and complete substantially all of the 61 residences currently in construction. The Company estimates that between $100.0 million and $115.0 million will be required to fund its ongoing construction and development activity during the next twelve months, depending upon the scope of its scale back of development and new construction activities.

         Purchase of Joint Venture Interests. The Company is obligated under many of its joint venture arrangements to purchase the equity interests of its joint venture partners at fair market value upon the election of such partners. During the next twelve months, the Company will be subject to such contingent purchase obligations with respect to equity interests held by joint venture partners, exercisable at their election, related to certain of the Company's residences.

          At such times, or earlier, as such contingent purchase obligations are exercisable, the Company may also elect to exercise its rights to purchase such interests. Based on a number of assumptions, including assumptions as to the number of residences to be operated with joint venture partners, the timing of such development, the time at which such options may be exercised and the fair market value of such residences at the date such options are exercised, the Company estimates that it may require approximately $55 million to $70 million to satisfy these purchase obligations during the twelve month period ending September 30, 2000.

          Debt Service. In addition to ongoing debt service and lease payment obligations, including interest payments due on its convertible debentures, the Company will be required to fund or refinance approximately $58.8 million of long-term indebtedness that will mature during the twelve months ending September 30, 2000. In addition, in the quarter ended September 30, 1999, the Company arranged a series of operating leases which were used to finance $135.9 million of the acquisition of residences from Manor Care, Inc.

          Advances to Development Partners. The Company has committed in certain circumstances to provide up to $113.9 million in financing to development partners under third party arrangements. The Company has advanced $17.3 million pursuant to these arrangements as of September 30, 1999. The Company intends to finance these projects under existing bank credit facilities.

     The Company expects to fund a portion of its capital and liquidity requirements from cash on hand, cash generated from operations, financing under existing debt and lease commitments and equity from its joint venture development partners. The Company has executed non-binding letters of intent with various healthcare REITs and other lessors with approximately $69.9 million of remaining capacity at September 30, 1999 and had available approximately $419.8 million of remaining financing capacity from conventional mortgage lenders as of September 30, 1999, which conventional mortgage financing is accessible by the Company upon satisfying the respective lenders' property underwriting requirements. Included in this $419.8 million of mortgage financing commitments is $151.8 million of financing available under a construction loan facility established by the Company and Manor Care, Inc. to finance projects developed through their development joint venture relationship. The Company does not expect to utilize all of this financing to fund development of Company projects. The Company's ability to utilize non-binding financing commitments from REITs and other lenders has become substantially limited due in part to the volatility in the capital markets and factors affecting the assisted living industry generally. In particular, many healthcare REITs are currently not extending new financing. In addition, the property level underwriting requirements of certain of the Company's lenders are being more strictly applied. Accordingly, the Company's ability to secure financing on acceptable terms has become increasingly difficult.

     The Company is currently exploring alternatives to obtain additional sources of capital, to reduce or defer certain of its capital obligations and to deleverage (i.e., reduce debt and other financial commitments in relation to equity) its balance sheet. Among the alternatives the Company is considering are the sale of equity or convertible securities, the sale of assets in a "sale/manage-back" transaction, altering or reducing its utilization of joint venture development arrangements, and discontinuing or deferring development projects. Although beneficial from a liquidity or cash flow perspective, certain of these alternatives, if implemented, could have a material and adverse impact upon the Company's future earnings and could require the Company to seek modifications from its lenders with respect to certain of its financing covenants. There can be no assurance that the Company will be successful in these efforts or that it will be able to access additional debt and equity financing required to fund its operations and growth on acceptable terms in the future.

IMPACT OF INFLATION

To date, inflation has not had a significant impact on the Company. Inflation could, however, affect the Company's results of operations due to the Company's dependence on its senior resident population who generally rely on liquid assets and relatively fixed incomes to pay for the Company's services. As a result, the Company may not be able to increase residence service fees to account fully for increased operating expenses. In structuring its fees, the Company attempts to anticipate inflation levels, but there can be no assurance that the Company will be able to anticipate fully or otherwise respond to any future inflationary pressures. In addition, given the amount of construction and development activity which the Company anticipates, inflationary pressures could affect the Company's cost of new product deployment and financing. There can be no assurances that financing will be available on terms acceptable to the Company.


YEAR 2000 ISSUE

As a result of certain computer programs being written using two digits rather than four to define the applicable year, computer systems that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the so called "Year 2000 Issue"). This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

The Company's year 2000 readiness plan consists of:

     - Identify and assess year 2000 issues in the Company's information and non-information technology systems including inquiring of third parties with whom it does significant business, such as vendors and suppliers, as to the state of their year 2000 readiness; and
     - Repair or replace non-compliant information and non-information technology.

The Company has identified year 2000 risks in the following areas:

     - THE COMPANY'S INFORMATION TECHNOLOGY SYSTEMS MIGHT NOT BE YEAR 2000 COMPLIANT. The Company has assessed its readiness in regard to year 2000 issues, and believe that all material hardware and software utilized in its operations and, specifically, in its accounting systems, is year 2000 compliant. This assessment included obtaining year 2000 certifications from all software vendors, installation of software patches issued by these vendors and specific year 2000 testing of all material software. Despite the Company's efforts to identify and resolve year 2000 issues, it cannot guarantee that all of its systems will be year 2000 compliant.

     - THE COMPANY'S NON-INFORMATION TECHNOLOGY SYSTEMS MIGHT NOT BE YEAR 2000 COMPLIANT. Its non-information technology systems are its building management and life/safety systems, which include its emergency call systems, electrical locking systems, fire alarm systems, fire alarm monitoring systems, and in limited cases, elevator systems. The Company has assessed its readiness of these systems in regard to year 2000 issues by deploying approximately 12 regional maintenance personnel who contacted, as part of their normal course of business, all manufacturers and vendors of material non-information technology systems requesting written certification that each of their systems is year 2000 compliant. Any systems identified as not in compliance will be upgraded or replaced.

     -   THE COMPANY MAY HAVE YEAR 2000 ISSUES WITH SIGNIFICANT THIRD
         PARTIES. It has obtained year 2000 compliance letters from its major financial institution and tested compliance for key third party systems like check processing and ACH/direct deposit transmissions. However, some third parties, including certain utilities and the federal government, continue to be in the process of evaluating and updating their internal systems and cannot yet assure the Company that their systems are year 2000 compliant. The Company plans to monitor the progress of its major vendors in achieving year 2000 compliance and, where possible, develop alternative means to obtain necessary goods and services.

The Company does not anticipate any major interruption in its business as a result of year 2000 issues. Accordingly, The Company does not expect that the Year 2000 Issue will have a material adverse effect upon its operations or that it will incur any material expense associated with year 2000 compliance. However, despite the Company's efforts to identify and resolve year 2000 compliance problems, it cannot guarantee that all of its systems or that third parties on which the Company relies will be year 2000 compliant. As a result the Company's operations could be interrupted or adversely effected. In the worst case scenario, if the Company's non-information technology systems suffered year 2000 issues, it would implement it's standard emergency operation plan. This plan primarily includes incurring additional staffing and if necessary relocation of it's residents to alternate locations. If the Company needs to sustain this additional staffing or were unable to occupy it's existing buildings for an extended period of time, it could have a material adverse effect on the Company's business and operations.

The Company has not established a contingency plan to address potential year 2000 noncompliance with respect to it's information systems or those of it's major vendors. The Company is currently considering the extent to which such a plan is necessary. Because the Company depends on organizations who maintain systems outside of our control, such as telecommunications, power supplies and the federal government, which may not have adequately addressed year 2000 issues, it cannot guarantee that it will not face unexpected problems associated with year 2000 issues effecting it's operations, business and financial condition.

FORWARD-LOOKING STATEMENTS

         The statements in this quarterly report relating to matters that are not historical facts are forward-looking statements based on management's belief and assumptions using currently available information. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve a number of risks and uncertainties, including, but not limited to, substantial debt and operating lease payment obligations, operating losses associated with new residences, the ability to manage rapid growth and business diversification, the need for additional financing, development and construction risks, risks associated with acquisitions, competition, governmental regulation and other risks and uncertainties detailed in the reports filed by the Company with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of such a development worsen) or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company assumes no duty to publicly update such statements.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors may cause fluctuations in the Company's earnings and cash flows.

         The Company performed a sensitivity analysis which presents the hypothetical change in fair value of those financial instruments held by the Company at September 30, 1999 which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one percentage point parallel shift in the yield curve. The fair value of the debt included in the analysis is $199.5 million. Although not expected, a one percentage point change in the interest rates would have caused the Company's annual interest expense to change by approximately $1.5 million. Accordingly, a significant increase in LIBOR based interest rates could have a material adverse effect on the Company's earnings.

         Although a majority of the debt and lease payment obligations of the Company as of or during the three months ended, September 30, 1999 are not subject to floating interest rates, indebtedness that the Company may incur in the future may bear interest at a floating rate. Debt and annual operating lease payment obligations will continue to increase as the Company pursues its growth strategy.

         The Company does not presently use financial derivative instruments to manage its interest costs. The Company does not use foreign currency exchange rate forward contracts or commodity contracts and does not have foreign currency exposure as of September 30, 1999.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.1 Amended Schedule of Bank United Mortgages which are substantially similar to the Form of Bank United Mortgage attached as Exhibit 10.53 to the Registrant's 10-K for the period ending December 31, 1998.

         10.2 Form of Deed of Trust and Security Agreement ("Form of Key Mortgage") between ALS National, Inc. and Key Corporate Capital, Inc. dated September 1999.

         10.3 Form of Project Promissory Note ("Form of Key Note") by ALS National, Inc. to Key Corporate Capital, Inc.

         10.4 Schedule of Mortgages and Notes which are substantially similar to the Form of Key Mortgage attached as Exhibit 10.2 and Form of Key Note attached as Exhibit 10.2 herein.

         10.5 Form of Multifamily Mortgage, Assignment of Rents and Security Agreement ("Form of Amresco Mortgage") between ALS Kansas, Inc. and Amresco Capital, L.P. dated July 16, 1999, including Exhibit B thereto (other exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits).

         10.6 Form of Multifamily Note ("Form of Amresco Note") by ALS Kansas, Inc. to Amresco Capital, L.P. dated July 16, 1999.

         10.7 Schedule of Mortgages and Notes which are substantially similar to the Form of Amresco Mortgage attached as Exhibit
                   10.5 and Form of Amresco Note attached as Exhibit 10.5 herein.

         10.8 Credit Agreement ("the Bank of America Credit Agreement") between the Borrowers defined therein ("Devco I Entities"), HCR/Alterra Development, LLC ("HCR/Alterra"), as Guarantor, the Lenders defined therein, Bank of America, N.A. as Administrative Agent, The Chase Manhattan Bank as Syndication Agent, and Deutsche Bank AG New York and/or Cayman Islands Branches and Bank United, F.S.B. as Co-Agents, dated September 30, 1999 (exhibits and schedules to this agreement, which are listed and summarized in the table of contents to the agreement, have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules).

         10.9 Guaranty Agreement dated September 30, 1999 by the Registrant in favor of Bank of America, N.A. as Administrative Agent under the Credit Agreement attached as Exhibit 10.8 herein (exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits).

         10.10 Schedule of Devco I properties mortgaged under the Bank of America Credit Agreement attached as Exhibit 10.8 herein.

         10.11 Guaranty dated August 31, 1999 by the Registrant in favor of Key Corporate Capital Inc. as Administrative Agent under the Master Construction Line of Credit Agreement among Third Party Investors I, L.L.C., as Borrower, and the lending institutions and co-agents named therein, and Key Corporate Capital Inc.

         10.12 Amended and Restated Purchase Rights and Financing Agreement dated as of June 30, 1999 between the Registrant and Third Party Investors I, L.L.C.

         10.13 Convertible Subordinated Loan Agreement among Third Party Investors I, L.L.C. and the Company dated September 30, 1999.

         10.14 Bridge Construction Loan Agreement among Third Party Investors I, L.L.C. and the Company dated September 30, 1999.

         10.15 Bridge Construction Loan Note by Third Party Investors I, L.L.C. to the Company dated September 30, 1999.

         10.16 Supplementary Financing Loan Agreement among Third Party Investors I, L.L.C. and the Company dated September 30, 1999.

         10.17 Supplementary Financing Loan Note by Third Party Investors I, L.L.C. to the Company dated September 30, 1999.

         10.18 Master Amendment, Confirmation and Acknowledgment Agreement dated September 28, 1999 between Pita General Corporation, AHC Tenant, Inc., the Registrant, Greenwich Capital Financial Products, Inc., SELCO Service Corporation, The First National Bank of Chicago, ZC Specialty Insurance Company, and certain other parties as defined therein, including Exhibit 3.1(e) thereto (other exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules).

         10.19 First Amendment to Amended and Restated Financing and Security Agreement.

         10.20     First Amendment to Guarantee of Payment Agreement.

         11.1      Statement Regarding Computation of Net Income Per Share.

         27.1      Financial Data Schedule.

     (b) Reports on Form 8-K: The Registrant filed the following report with the Securities and Exchange Commission on Form 8-K during the quarter ended September 30, 1999:

                   On August 3, 1999, the Company filed a Current Report on Form 8-K dated July 20, 1999 reporting the consummation of a synthetic lease transaction relating to 20 assisted living and Alzheimer's/dementia care residences previously owned and operated by HCR Manor Care, Inc.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brookfield, State of Wisconsin, on the 12th day of November, 1999.


                                                  ALTERRA HEALTHCARE CORP., INC.



Date:  November 12, 1999                      By:  /s/  Mark W. Ohlendorf
                                              ----------------------------------
                                                   Mark W. Ohlendorf
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)