Form 10-K
period 1999-12-31
ALTERRA HEALTHCARE CORP
filed 2000-03-30
CIK 1013218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                       -----------------------------------

[MARK ONE]
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              FOR THE TRANSITION PERIOD FROM           TO
                                             ---------    --------
                         COMMISSION FILE NUMBER 1-11999

                    ----------------------------------------

                         ALTERRA HEALTHCARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                  DELAWARE                               39-1771281
          (STATE OF INCORPORATION)            (IRS EMPLOYER IDENTIFICATION NO.)
           10000 INNOVATION DRIVE
              MILWAUKEE, WI                                         53226
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (414) 918-5000
                            -------------------------

 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE AMERICAN STOCK EXCHANGE ACT:

              TITLE OF EACH CLASS                         NAME OF EXCHANGE ON WHICH REGISTERED
         COMMON STOCK, PAR VALUE $.01                           AMERICAN STOCK EXCHANGE
5.25% CONVERTIBLE SUBORDINATED DEBENTURE DUE 2002               AMERICAN STOCK EXCHANGE
 SERIES A JUNIOR PREFERRED STOCK PURCHASE RIGHTS                AMERICAN STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $94,056,168 as of March 24, 2000. The number of outstanding shares of the Registrant's Common Stock was 22,100,032 shares as of March 24, 2000.

                         -------------------------------

                       Documents Incorporated by Reference

     Portions of the Registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders are incorporated into Part III.

The statements in this annual report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from expectations. These include, without limitation, those set forth under "Item 1. Business". These and other risks are set forth in the reports filed by us with the Securities and Exchange Commission.

                                     PART I

References in this report to the "Company," "us" or "we" refer to Alterra Healthcare Corporation and its subsidiaries.

ITEM 1.  BUSINESS

OVERVIEW

We are a leading national assisted living company operating assisted living residences and providing assisted living services in 27 states. Our growth in recent years has had a significant impact on our results of operations and accounts for most of the changes in our results between 1999 and 1998. As of December 31, 1999 and 1998, we operated or managed 450 and 350 residences with aggregate capacity of approximately 20,700 and 15,000 residents, respectively. We, together with other parties who have purchased interests in some of our development residences, are also constructing or developing 55 additional residences with additional capacity for 2,900 residents as of December 31, 1999. During 1999, we generated operating revenue of $376.2 million and realized operating income of $44.9 million and net income of $8.8 million prior to the non-recurring charge, other one time adjustments and the cumulative effect of a change in accounting principle.

Since 1993, we have grown as a result of our development and acquisition activities, which have focused on purpose built, free-standing assisted living residences. We have announced our intention to discontinue or defer a substantial portion of our development projects not yet in construction in light of the competitive environment and tighter capital markets.

In October 1997, we completed our merger (the "Sterling Merger") with Sterling House Corporation ("Sterling"), which at the time of the merger operated 104 residences with an aggregate capacity of approximately 3,900 residents. In May 1996, we acquired New Crossings International Corporation ("Crossings"), an assisted living company which operated 15 Crossings residences with a capacity to accommodate approximately 1,420 residents throughout the western United States; and in January 1996, we acquired Heartland Retirement Services, Inc. ("Heartland"), an assisted living company which operated 20 WovenHearts residences with an aggregate capacity of approximately 330 residents throughout Wisconsin. The Sterling Merger was accounted for as a pooling-of-interests and both of the 1996 acquisition transactions were accounted for as purchases.

During the fourth quarter of 1999, we began to implement several strategic initiatives designed to strengthen our balance sheet and to enable us to focus on stabilizing and enhancing our core business operations. The principal components of these strategic initiatives include (i) a substantial reduction in our development activity; (ii) a reduction in our utilization of and reliance upon the use of joint venture (so called "black box" ) arrangements; (iii) deleveraging our balance sheet; and (iv) focusing our activities on improving the Company's cash flow. To implement these strategic initiatives and to address our short- and long-term liquidity and capital needs, we intend to secure an equity or equity-linked investment in the Company of at least $100 million during the second quarter of 2000 (the "Equity Transaction").

Our statements in this annual report relating to matters that are not historical facts are forward-looking statements based on our management's belief and assumptions based upon currently available information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we are unable to provide assurances that our expectations will prove to be correct. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, substantial debt and operating lease payment obligations, operating losses associated with new residences, our need for additional financing and liquidity, our ability to implement our new strategic initiatives and improve cash flow, risks associated with our development and construction activities, risks associated with acquisitions, competition, governmental regulation and other uncertainties outlined in our reports filed with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of one or more of these risks worsen) or should our underlying assumptions prove incorrect, our actual results of operation and our financial position in the future could differ materially from those forecasted or expected. We do not assume any duty to publicly update these forward-looking statements.

NEW CORPORATE BRAND NAME

In May of 1999, we changed the name of the corporation to Alterra Healthcare Corporation. In doing so we have created a corporate brand name, Alterra, to provide better consumer recognition of our products and service offerings. Our residences operate under several brand names, including Clare Bridge, and Clare Bridge Cottage, the brand names of our primary free-standing, dementia care models, Wynwood, the brand name of our upper income, frail elderly model, Sterling House, the brand name of our moderately priced frail elderly model, and Alterra Villas, the brand name of our independent living model. Through the Alterra brand name, we intend to create a strong, corporate level brand identity across all of our residence model and service level offerings. We believe that corporate level branding will leverage our national scale and will focus potential residents and referral sources on the range of services we offer rather than those offered by a single residence model. In addition, we believe that corporate level branding will provide an opportunity to reduce future marketing expenditures by eliminating duplication inherent in marketing each product line and residence model separately.

ASSISTED LIVING SERVICES

We offer a full range of assisted living services based upon individual resident needs. Prior to admission, residents are assessed by our staff to determine the appropriate level of personal care and services required. Subsequently, individual service agreements are developed by residence staff in conjunction with the residents, their families and their physicians. These plans are periodically reviewed, typically at six month intervals, or when a change in medical or cognitive status occurs.

FRAIL-ELDERLY SERVICES. We offer residents 24-hour assistance with activities of daily living ("ADLs"), ongoing health assessments, organized social activities, three meals a day plus snacks, housekeeping and personal laundry services. All residents are assessed at admission to determine the level of personal care and service required and placed in a care level ranging from basic care to different levels of advanced personal care. In addition, in some locations we offer our residents exercise programs and programs designed to address issues associated with early stages of Alzheimer's and other forms of dementia as more fully described below.

         Basic Care. At this level, residents are provided with a variety of services, including 24 hour assistance with ADLs, ongoing health assessments, three meals per day and snacks, coordination of special diets planned by a registered dietitian, assistance with coordination of physician care, social and recreational activities, housekeeping and personal laundry services.

         Additional Care. We also offer higher levels of personal care services to residents who require more frequent or intensive physical assistance or increased personal care and supervision due to cognitive impairments. We refer to this care as "YourCare." Pricing for YourCare is determined using a proprietary assessment tool which determines additional services provided above basic care. Charges are based on market rates and the cost of additional personal care required, typically staffing. Rates charged for these services are added to the rate charged for basic personal care, and depends upon the level and frequency of personal care required and staffing needs. Residents requiring the highest personal care level are typically very physically frail or experiencing early stages of Alzheimer's disease or other dementia. Physically frail residents may require medication management, assistance with various ADLs, two-person transfer from a wheelchair or incontinence care. Residents with cognitive impairment may require frequent staff interaction and intervention due to confusion.

         RISE (Restoring Independence, Strength and Energy). Some Wynwood residences also offer RISE, a one-on-one exercise program designed to help residents regain their independence and become healthier, and stronger by improving flexibility, balance, strength and endurance. The program is targeted to residents with health concerns related to Parkinson's disease, strokes, osteoarthritis, osteoporosis, congestive heart disease, hip fractures and other limitations in ambulation and mobility. Monthly rates for the program range from $90 to $400 depending on the frequency and duration of sessions.

         ESP (Extended Support Program). ESP, also offered at some Wynwood residences, is a program designed to provide additional structure and personal attention to residents with early stages of dementia. Scheduled group recreational activities and social events help residents build self-esteem and decrease anxiety related to confusion and disorientation. The ESP program has been successful in retaining residents who, due to their dementia, might otherwise need to relocate to a more supportive environment. The monthly program rates range from $325 to $450.

Personal care and supportive services are offered in different residence models which incorporate our philosophy of preserving resident's privacy, encouraging choice and fostering independence in a home-like setting.

- Wynwood. These multi-story residences are designed to serve primarily upper income frail elderly individuals in metropolitan and suburban markets. The Wynwood residences typically range in size from 37,500 to 45,000 square feet and accommodate 60 to 78 residents. To achieve a more residential environment in these large buildings, each wing or "neighborhood" in the residence contains design elements scaled to a single-family home and includes a living room, dining room, patio or enclosed porch, laundry room and personal care area, as well as a care giver work station. We customarily charge monthly rates per resident ranging from $1,800 to $2,700 for a shared room and from $2,500 to $3,100 for a private room. The average rate in Wynwood residences during the fourth quarter of 1999 was approximately $2,200.

- Sterling House. These apartment-style residences are generally located in select suburban communities and in small or medium sized towns with populations of 10,000 or more persons. These residences range in size from 20,000 to 30,000 square feet and usually contain from 33 to 50 private apartments, offering residents a choice of studio, one-bedroom and one-bedroom deluxe apartments. These apartments typically include a bedroom area, private bath, living area, individual temperature control and kitchenettes and range in size from 320 to 420 square feet. Common space is dispersed throughout the building and is residentially scaled. We customarily charge monthly rates per resident from $1,300 to $2,800 depending on the apartment type, level of services required, resident acuity and the geographic location of the residence. The average rate in Sterling House residences during the fourth quarter of 1999 was approximately $2,100.

- Villas. These private apartment-style residences are designed to serve upper income independent individuals in metropolitan and suburban markets. The Villas residences typically range in size from 45,000 to 65,000 square feet and contain 63 to 218 private apartments. These apartments typically include a bedroom area, private bath, living/dining area, and kitchenettes and range in size from 280 to 700 square feet. We offer a secure building with comfortable common areas and pleasant outdoor surroundings. We customarily charge monthly rates per resident ranging from $1,125 to $2,750 depending on the apartment type, level of services required, and geographic location of the residence. The average rate in Villas residences during the fourth quarter of 1999 was approximately $1,500.

ALZHEIMER'S DEMENTIA SERVICES. We believe we are one of the leading providers of care to residents with cognitive impairments, including Alzheimer's and other dementias, in our free-standing Clare Bridge and Clare Bridge Cottage residences. Our programs provide the attention, personal care and services needed to help cognitively impaired residents maintain a higher quality of life. Specialized services include assistance with ADLs, behavior management and an activities program, the goal of which is to provide a normalized environment that supports resident's remaining functional abilities. Whenever possible, residents participate in all facets of daily life at the residence, such as assisting with meals, laundry and housekeeping.

Our specially designed, free-standing dementia residence models serve the programmatic needs of individuals with Alzheimer's disease and other dementias. Our dementia model residents typically require higher levels of personal care and services as a result of their progressive decline in cognitive abilities, including impaired memory, thinking and behavior. These residents require increased supervision because they are typically highly confused, wander prone and incontinent.

- Clare Bridge. Our Clare Bridge dementia residence model ranges in size from 20,500 to 28,000 square feet, is a single-story residence accommodating 38 to 52 residents and is primarily located in metropolitan and suburban markets. We seek to create a "home-like" setting that addresses the resident's cognitive limitations using internal neighborhoods consisting of rooms which are scaled to the size typically found in an upper-income, single family home with the same level of furniture, fixtures and carpeting. Key features specific to the needs of Clare Bridge residents generally include indoor wandering paths, a simulated "town-square" area, secure outdoor spaces with raised gardening beds, directional aids to assist in "wayfinding" such as signs, color-coded neighborhoods and memory boxes with the resident's photograph outside of their unit, and specifically designed furniture suitable for incontinent residents. We generally charge monthly rates per resident ranging from $2,800 for a shared room to $4,000 for a private room in our Clare Bridge residences. The average rate in Clare Bridge residences during the fourth quarter of 1999 was approximately $3,100.

- Clare Bridge Cottage. During 1998 we introduced dementia residence models focused on smaller to medium sized markets where income levels would not support a more upscale Clare Bridge model. These residences range from 20 to 40 residents and offer services similar to the Clare Bridge. These buildings resemble the Sterling House architectural styles with enhancements for wandering paths, security and other features associated with Clare Bridge. We customarily charge monthly rates between $2,600 and $3,500 for services provided in the Clare Bridge Cottage. The average rate in Clare Bridge Cottage residences during the fourth quarter of 1999 was approximately $2,700.

ACCESS TO SPECIALIZED MEDICAL SERVICES. In addition to our care and supportive services we assist our residents with the coordination of access to medical services from third parties, including home health care, rehabilitation therapy, pharmacy services and hospice care. These providers are often reimbursed directly by the resident or a third party payor, such as Medicare. In the future, we may elect to provide these services directly using our own employees or through contracts or joint venture agreements with other providers. Commencing in early 1999, Crystal Health LLC, a joint venture formed by us and Omnicare, Inc., a national institutional pharmacy company, commenced providing pharmaceutical care services and medications to our residents and other elderly customers.

JOINT VENTURES AND STRATEGIC ALLIANCES

Historically we have formed strategic alliances and joint ventures with established real estate development and financial partners. These alliances and joint ventures enabled us to develop and construct additional residences while reducing the investment of, and associated risk to, us. Although we intend to reduce our utilization and reliance upon joint venture and other off-balance sheet ownership structures in the future, we operated or managed approximately 87 residences utilizing these types of arrangements as of December 31, 1999.

Joint Venture with Pioneer Development Company. In 1996, we established a joint venture relationship (the "ALS-Northeast J.V.") with Pioneer Development Company, a Syracuse, New York-based commercial real estate development and construction company ("Pioneer"), to develop, own and operate assisted living residences in targeted market areas throughout New York, Massachusetts, Connecticut and Rhode Island (the "ALS-Northeast Territory"). We agreed with Pioneer to capitalize and form separate project entities during a five-year development term commencing in September 1996 to develop, construct, open and operate residences in the ALS-Northeast Territory, with the Company and Pioneer owning and funding either a 51% and 49% equity interest, a 65% and 35% equity interest, or an 80% and 20% equity interest, respectively, in these project entities. Under some circumstances, the development term for one or more states in the ALS-Northwest Territory will be extended or shortened from the original five-year term. During the development term, the Company and Pioneer have agreed not to independently engage in other competitive activities in the ALS-Northeast Territory, subject to limited exceptions. Pioneer will provide development and construction management services to the ALS-Northeast J.V. and we will manage the ALS-Northeast residences, all pursuant to agreed upon arrangements. Any losses from the operation of residences jointly owned or leased by Alterra and Pioneer are allocated on a basis consistent with the economic risk assumed by each of the partners, which results in losses being disproportionately allocated to Pioneer to the extent of its capital.

With respect to each ALS Northeast Territory residence, upon the first to occur of (i) a residence achieving a 75% occupancy or (ii) the six-month anniversary of the opening of a residence, Pioneer shall have the right to require us to purchase Pioneer's interest in the residence (put option) and we shall have an option to acquire (call option) Pioneer's interest in a ALS-Northeast residence. The purchase price payable upon exercise of the put and call options are based on the appraised fair market value of the residence or leasehold interest and shall be payable in cash and/or shares of our Common Stock. At December 31, 1999, 12 of our residences were held in joint ventures with Pioneer.

Synthetic Lease Joint Venture Arrangements. In December 1998, we agreed to purchase 28 assisted living residences from Manor Care and its affiliates, 26 of which we acquired by obtaining approximately $190 million of financing through a synthetic lease arrangement structured by Key Global Finance, an affiliate of Key Bank National Association. The synthetic lease is a financing arrangement that is similar to the sale/leaseback financing that has been offered to the assisted living industry by various healthcare real estate investment trusts (REITs), but under which the lessee party is treated as the fee owner of the subject property for tax purposes and is entitled to acquire the leased property for a predetermined price at the conclusion of the synthetic lease term. Pursuant to this synthetic lease arrangement, an affiliate of Key Bank, Pita General Corporation (the "Synthetic Lessor"), purchased the fee interest in the 26 residences from Manor Care and its affiliates (20 of the residences were acquired by the Synthetic Lessor as of July 20, 1999 and the other six residences were acquired as of September 30, 1999) utilizing mortgage loan financing provided by Greenwich Capital Financial Products, Inc. ("Greenwich"). Greenwich's loan to the Synthetic Lessor is secured by, among other collateral, mortgages on the 26 residences as well as by a surety bond provided by the Centre group of companies, a member of the Zurich Financial Services Group. The Greenwich loan is also secured by our guaranty as well as by our pledge of our general partner interest in each of the "Synthetic Lease JVs" described below. Simultaneously with its acquisition of the 26 residences, (i) the Synthetic Lessor leased all 26 residences to AHC Tenant, Inc., one of our wholly-owned subsidiaries ("AHC Tenant"), and (ii) AHC Tenant subleased the residences to the 26 Synthetic Lease JVs. Accordingly, each Synthetic Lease JV is operating its respective residence pursuant to the terms of a sublease.

Each of the 26 "Synthetic Lease JVs" is a Delaware limited partnership having us as the 1% general partner and TPI-HCR, LLC, a Delaware limited liability company ("TPI-HCR"), as the 99% limited partner.

From June 30, 1999 through September 30, 1999, TPI-HCR contributed a total of $15,750,000 of equity to the 26 Synthetic Lease JVs (with us also contributing equity commensurate with our 1% interest therein). Then, in October 1999, TPI/MFG Investors L.P., a Delaware limited partnership ("TPI/MFG"), was organized to acquire a limited partner interest in TPI-HCR for an equity contribution of $5,000,000, which amount was in turn contributed by TPI-HCR to the capital of the Synthetic Lease JVs. We are the 1% general partner of TPI/MFG and we also hold a 33.6% interest as a limited partner, having contributed total equity to TPI/MFG in the amount of $1,728,723. The remaining $3,271,277 of TPI/MFG's capital was contributed by a number of third-party investors in exchange for limited partner interests aggregating 65.426%.

All profit and gain allocations and distributions of each of the Synthetic Lease JVs, TPI-HCR, and TPI/MFG are made in proportion to the members' contributed capital (subject to a preference totaling $942,123 to be paid to members of TPI-HCR other than TPI/MFG to provide them with a negotiated return on, but not a return of, their contributed capital through the date of TPI/MFG's investment in October 1999). We have been retained by each Synthetic Lease JV to manage the operations of its respective residence for a management fee and have also received fees for certain other services rendered in connection with the synthetic lease joint venture.

TPI-HCR has a currently exercisable "put option" to sell to us its interest in any or all of the Synthetic Lease JVs. The purchase price payable by us pursuant to the "put option" would be equal to the amount that TPI-HCR would receive if the particular Synthetic Lease JV were to sell its respective residence at fair market value (as determined pursuant to one or more appraisals), allocate any resulting gain or loss as provided in the applicable partnership agreement, satisfy all creditors, and then distribute any remaining proceeds to the JV partners in liquidation of the Synthetic Lease JV in accordance with the partnership agreement. Further, we have a currently exercisable "call option" to purchase from TPI-HCR its interest in any or all of the Synthetic Lease JVs at a purchase price equal to an amount computed to return to TPI-HCR its paid-in capital contributions plus provide a negotiated return thereon. However, each Synthetic Lease JV partnership agreement provides that a book account is to be maintained to track the excess, if any, of any call option price paid with respect to any Synthetic Lease JV over the price that would have been paid pursuant to an exercise of the put option with respect to the Synthetic Lease JV, with us ultimately being required also to pay such excess to TPI-HCR to the extent (if any) that TPI-HCR does not receive the negotiated return on its aggregate capital contributions to all the Synthetic Lease JVs.

The third-party limited partner investors in TPI/MFG, upon the election of a majority (by percentage ownership) thereof, have the right to sell to us all (but not less than all) of their interests in TPI/MFG. This "put option" generally will be exercisable by the investors commencing in May 2000. The purchase price payable by us pursuant to the put option would be equal to the amount that the limited partner investors would receive if TPI/MFG were to sell its membership interest in TPI-HCR at fair market value (as determined pursuant to one or more appraisals), allocate any resulting gain or loss as provided in the TPI/MFG partnership agreement, satisfy all creditors, and then distribute any remaining proceeds to the TPI/MFG partners in liquidation of TPI/MFG in accordance with its partnership agreement. Further, we have a call option to purchase all (but not less than all) of the limited partner investors' interests in TPI/MFG generally at any time at a purchase price equal to an amount computed to return to the limited partner investors their paid-in capital contributions plus provide a negotiated return thereon.

Franchise Arrangement with Eby Holdings. We have a franchise relationship with Eby Holdings Inc. ("Eby"). Under the terms of this agreement, Eby receives the right to build and operate residences using our branding, designs and operating systems in designated geographic areas. Currently, Eby operates 21 residences in the states of Iowa and Nebraska under the Sterling House brand. In consideration for a franchise relationship, we receive fees payable at the opening of the franchised residence. In addition, we receive fees equal to 3% of resident service revenue generated by the franchised residences. We have options to purchase franchised residences based on fixed valuation criteria or actual prices per unit and right of first refusal.

Development Arrangement with Investor Group. In December 1998 and March 1999, we entered into a series of transactions with a group of investors (the "Investor") pursuant to which we agreed to develop for the Investor 16 assisted living/dementia care residences in our construction or development pipeline. The Investor acquired our development rights in these 16 projects for approximately $21 million. We have agreed to complete construction of these residences on the Investor's behalf, and will be reimbursed by the Investor for costs incurred related to this construction (estimated to be approximately $56.0 million). We also agreed to provide a $10 million supplemental financing loan to the Investor to permit them to satisfy a portion of obligations not financed through third party mortgages for these residences. The supplemental financing loan matures on the date of maturity of the third party mortgages. In addition, we have agreed to loan the Investor up to $1.6 million for working capital purposes and to guarantee, subject to limitations, the Investor's third party mortgage financing of the residences.

Alterra and the Investor also entered into a (i) development agreement pursuant to which we are providing the development and management services necessary to develop and construct the residences for a fee, and (ii) management agreement pursuant to which we will manage the completed residences on terms generally consistent with our other management agreements. We have a right of first offer with respect to any proposed sale of these residences by the Investor.

Joint Venture with Manor Care, Inc. On December 31, 1998, Alterra and Manor Care, Inc., f/k/a HCR Manor Care, Inc. ("Manor Care") agreed to establish and capitalize a joint venture to develop up to $500 million of Alterra-branded Alzheimer's/dementia care and assisted living residences in Manor Care's core markets over a three to five year period. Specifically, each of Alterra and Manor Care agreed to transfer (at capitalized cost) development projects to this venture from their respective development pipelines, forming separate joint venture project entities to acquire, develop, own and operate each such project. It was intended that majority equity ownership interests in these joint venture project entities be funded and held by third-party investors.

On June 30, 1999, 14 Manor Care residences were placed into a joint venture structure pursuant to the joint venture agreement with Manor Care. Those residences were each transferred by Manor Care (or a subsidiary thereof) to a separate Delaware limited partnership having HCR/Alterra Development LLC ("DevCo I") (an entity owned 50% by us and 50% by Manor Care) as the 10% general partner and a number of third-party investors as the 90% (in the aggregate) limited partners. The total equity contributed to these "DevCo I JVs" by the limited partners (excluding the 10% equity contribution by DevCo I as general partner) has been $15.2 million.

The cash needs of each DevCo I JV were originally met by a combination of equity contributions from DevCo I JV members and bridge loans from Manor Care, with such bridge loans to be repaid upon the DevCo I JVs obtaining bank financing for the residence. In addition to funding the purchase of the applicable residence from Manor Care, each DevCo I JV has utilized such proceeds to complete construction of the applicable residence and to fund startup losses during the lease-up of such residence.

All profit and gain allocations and distributions of the DevCo I JVs are made in proportion to the members' contributed capital (i.e., 90% to the limited partner investors; 10% to DevCo I as general partner). Losses are allocated to the members in proportion to contributed capital, with any losses in excess of contributed capital to be allocated to DevCo I. We have been retained by thirteen of the DevCo I JVs to manage the operations of its respective residence for a management fee. Alterra and Manor Care have also received fees for certain other services rendered in connection with the DevCo I joint venture.

Thirteen of the DevCo I JVs obtained construction/mini-perm mortgage financing from a syndicate of banks assembled by Bank of America, which financing is providing for approximately 75%-80% of the DevCo I JVs' projected capital needs. Each of Manor Care and Alterra have guaranteed repayment of the Bank of America facility, and Manor Care will receive for its guaranty an initial debt guaranty fee equal to 1 1/4% and an ongoing debt guaranty fee equal to 1/2% per annum (for the initial 18 months of the joint venture). Manor Care is also entitled to a fee of $40,000 per residence related to the closing of the secured financing for each residence.

The limited partner investors in each DevCo I JV, upon the election of a majority (by percentage ownership) thereof, have the right to sell to us all (but not less than all) of their interests in that or any or all other DevCo I JVs. This put option generally is exercisable by the limited partners anytime after one year from the date that the residence owned by the applicable DevCo I JV first opens for business (the "Opening Date"). Upon any exercise of the put option, DevCo I shall be obligated to sell to us all of its interest in that particular DevCo I JV on the same terms as the sale of the limited partners' interests. The purchase price payable by us pursuant to the put option would be equal to the amount that the limited partners would receive if the DevCo I JV were to sell its respective residence at fair market value (as determined pursuant to one or more appraisals), allocate any resulting gain or loss as provided in the applicable partnership agreement, satisfy all creditors, and then distribute any remaining proceeds to the JV members in liquidation of the DevCo I JV in accordance with the partnership agreement. Further, we have a "call option" to purchase all (but not less than all) of the limited partners' interests DevCo I JVs generally anytime after the applicable Opening Date at a purchase price equal to an amount computed to return to the limited partners their paid-in capital contributions plus provide a negotiated return in that particular DevCo I JV thereon. Upon any exercise of the call option, we are obligated to purchase all of DevCo I's interest on the same terms as the purchase of the limited partners' Interests.

On September 30, 1999, an additional 29 residences were placed into a joint venture structure pursuant to the joint venture agreement with Manor Care. Manor Care transferred 6 of the residences and we transferred 16 properties constituting 23 residences (i.e., 7 of our properties are "campus" properties having 2 residences each) to 22 separate Delaware limited liability companies having HCR/Alterra Development II, LLC ("DevCo II") as the 10% managing member and an unrelated investor as a 90% member (the "DevCo II Investor"). The DevCo II Investor does not have any economic interest in any of the 14 DevCo I JVs. The total equity contributed to these 22 "DevCo II JVs" by the DevCo II Investor (excluding the 10% equity contribution by DevCo II) has been $8.0 million.

The cash needs of each DevCo II JV have been met by a combination of the equity contributions from the DevCo II Investor and DevCo II and from bridge loans made by the party (as between Alterra and Manor Care) who transferred the particular residence to such DevCo II JV, with such bridge loans to be repaid upon the DevCo II JV's obtaining bank financing for the residence. In addition to funding the purchase of the applicable residence from us or Manor Care, as the case may be, each DevCo II JV has utilized such proceeds to develop and construct the applicable residence and/or to fund startup losses during the lease-up of such residence.

All profit and gain allocations and distributions of the DevCo II JVs are made in proportion to the members' contributed capital (i.e., 90% to the DevCo II Investor; 10% to DevCo II). Losses are allocated to the members in proportion to contributed capital, with any losses in excess of contributed capital to be allocated to DevCo II. We have been retained by each DevCo II JV to manage the operations of its respective residence for a management fee. We and Manor Care have also received fees for certain other services rendered in connection with the DevCo II joint venture.

We have a "call option", currently exercisable through April 30, 2000, to purchase the DevCo II Investor's interests in all (but not less than all) of the DevCo II JVs at a purchase price equal to an amount computed to return to the DevCo II Investor its paid in capital contributions plus provide a negotiated return. Upon any exercise of that call option, we may also purchase DevCo II's interests in any or all of the DevCo II JVs at a purchase price equal to the amount of DevCo II's capital contributions (i.e., $888,888, if DevCo II's interests in all of the DevCo II JVs were to be purchased). Upon any exercise of these call options, we may elect to require Manor Care to acquire directly from the DevCo II Investor and DevCo II their respective interest in those six DevCo II JVs owning residences that were acquired from Manor Care or its affiliates. In the event of such an election, the total call option price payable (calculated as of March 31, 2000) to the Devco II Investor by Manor Care with respect to those six Devco II JVs would be approximately $3.0 million, with our purchase price for the remaining 16 Devco II JVs (again, which own 23 residences) being approximately $8.0 million. In the event that we do not exercise the call option with respect to the DevCo II Investor's interests by the April 30, 2000 expiration date, the DevCo II Investor thereafter will have a "fair market value" put option to us similar to that described above with respect to the DevCo I JV limited partner investors and, if such put option is not exercised, will also have the right to remove us as managing member and as the day-to-day operational manager of each DevCo II JV and also may cause the DevCo II JVs to sell their respective residences at the DevCo II Investor's discretion.

DevCo II has not been able to obtain third-party mortgage financing to refinance the DevCo II JV bridge loans from us and from Manor Care and to otherwise fund the development, construction, and startup expenditures for the DevCo II JV residences. As a result, we currently anticipate and are exploring the disposition by sale of the DevCo II JV residences to one or more third parties. In the course of our effort to dispose of these residences, we may elect to buy out the DevCo II Investor by exercising the call option for its interests in these entities.

Other Joint Venture Structures. We are a party to various other joint venture arrangements pursuant to which we and other third party partners are jointly developing, constructing and operating Alterra-branded assisted living residences. Generally, the Company and our joint venture partner form and capitalize a limited partnership or a limited liability company that either acquires a fee interest or a leasehold interest in an assisted living residence under development by us. Our percentage equity interests in these joint venture entities varies from joint venture to joint venture, ranging from 1% minority interests up to 80% majority interests. These joint venture entities typically retain us as manager pursuant to a market rate management agreement. Pursuant to the operative agreements, we have the right to acquire (call option) the joint venture partner's equity interest in the joint venture entity at a price based upon an agreed upon return on investment or fair market value to the joint venture partner. Similarly, after a specified waiting period, the joint venture partner has the right to require us to purchase (put option) the partner's equity interest in the joint venture entity at a price based upon the appraised fair market value of the residence operated by the joint venture entity. Any losses from the operation of residences owned or leased by these joint venture structures are generally allocated on a basis consistent with the respective partner's interest in overall cash distributions and the economic substance of the joint venture arrangement, which may result in losses being disproportionately allocated to the joint venture partners to the extent of their invested capital.

GOVERNMENT REGULATION

Healthcare is an area of extensive and frequent regulatory change. The assisted living industry is relatively new and, accordingly, the manner and extent to which it is regulated at the Federal and state levels is evolving.

Our assisted living residences are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. In some states in which we operate, the term "assisted living" may have a statutory definition limited to a particular type of program or population. Some of our assisted living residences may fall into other licensing categories or may not require licensing in states with specific "assisted living" programs, although these residences may offer services requiring licensure (e.g., licensed home care services). Although regulatory requirements vary from state to state, these requirements generally address, among other things: personnel education, training and records; staffing levels; facility services, including administration and assistance with self-administration of medication, and limited nursing services; physical residence specification; furnishing of residence units; food and housekeeping services; emergency evacuation plans; and residence rights and responsibilities. New Jersey, Kentucky and Illinois also require each assisted living residence to obtain a

Certificate of Need ("CON") prior to its opening. Our residences are also subject to various state or local building codes and other ordinances, including safety codes. We anticipate that the states which are establishing regulatory frameworks for assisted living residences will require licensing of assisted living residences and will establish varying requirements with respect to this licensing.

We have obtained all required licenses for each of our residences and expect that we will obtain all required licenses for each new residence. Each of our licenses must be renewed annually or biannually. We have also obtained a CON for each residence under construction or development in New Jersey and Kentucky. There is no construction or development currently in Illinois.

Like other health care facilities, assisted living residences are subject to periodic survey or inspection by governmental authorities. From time to time in the ordinary course of business, we receive deficiency reports. We review these reports and seek to take appropriate corrective action. Although most inspection deficiencies are resolved through a plan of correction, the reviewing agency typically is authorized to take action against a licensed facility where deficiencies are noted in the inspection process. Action may include imposition of fines, imposition of a provisional or conditional license or suspension or revocation of a license or other sanctions. Any failure by us to comply with applicable requirements could have a material adverse effect on our business, financial condition and results of operations. We believe that our residences are in substantial compliance with all applicable regulatory requirements.

Federal and state anti-remuneration laws, such as the Medicare/Medicaid anti-kickback law, govern some financial arrangements among health care providers and others who may be in a position to refer or recommend patients to providers. These laws prohibit, among other things, direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or, the recommending of, a particular provider of health care items or services. The Medicare/Medicaid anti-kickback law has been broadly interpreted to apply to contractual relationships between health care providers and sources of patient referral. State anti-remuneration laws vary from state to state. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participation in (i.e., furnishing covered items or services to beneficiaries) the Medicare and Medicaid programs. Although we receive only a minor portion of our total revenues from Medicaid waiver programs and are otherwise not a Medicare or Medicaid provider or supplier, we are subject to these laws because
(i) applicable state laws typically apply regardless of whether Medicare or Medicaid payments are at issue and (ii) some of our assisted living residences maintain contracts with health care providers and practitioners, including pharmacies, home health organizations and hospices, through which the health care providers make their health care products or services (some of which may be covered by Medicare or Medicaid) available to our residents. There can be no assurance that these laws will be interpreted in a manner consistent with our practices.

In order to comply with the terms of the revenue bonds used to finance nine of our residences, we are required to lease a minimum of 20% of the apartments in each of the nine residences to low or moderate income persons as defined pursuant to the Internal Revenue Code of 1986, as amended.

We are subject to the Fair Labor Standards Act, which governs matters including minimum wage, overtime and other working conditions. A portion of our personnel is paid at rates related to the federal minimum wage and accordingly, increases in the minimum wage will result in an increase in our labor costs.

The sale of franchises is regulated by the Federal Trade Commission and by state agencies located in jurisdictions other than those states where we currently operate. Principally, these regulations require that written disclosures be made prior to the offer for sale of a franchise. The disclosure documents are subject to state review and registration requirements and must be periodically updated, not less frequently than annually. In addition, some states have relationship laws which prescribe the basis for terminating a franchisee's rights and regulate both our and our franchisee's post-termination rights and obligations.

We are not aware of any non-compliance by the Company with applicable regulatory requirements that would have a material adverse effect on our financial condition or results of operations.

COMPETITION

The long-term care industry is highly competitive and, given the relatively low barriers to entry and continuing health care costs containment pressures, we expect that the assisted living segment of the industry will become increasingly competitive in the future. We compete with other providers of elderly residential care on the basis of the breadth and quality of our services, the quality of our residences and, with respect to private pay patients or residents, price. We also compete with other providers of long-term care in the acquisition and development of additional residences. Our current and potential competitors include national, regional and local operators of long-term care residences, extended care centers, assisted/independent living centers, retirement communities, home health agencies and similar providers, many of which have significantly greater financial and other resources than we have. In addition, we compete with a number of tax-exempt nonprofit organizations which can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to us and which are generally exempt from income tax. While our competitive position varies from market to market, we believe that we compete favorably in substantially all of the markets in which we operate based on key competitive factors such as the breadth and quality of services offered, residence quality, recruitment and retention of qualified health care personnel and reputation among local referral sources.

TRADEMARKS

Sterling House(R), Crossings(R), WovenHearts(R), Wynwood(R), Clare Bridge(R), and Clare Bridge Cottage(R) are registered service marks of ours and we claim service mark protection in the marks Alternative Living Services(SM), Clare Bridge(SM), Crystal Health Services(SM), and Alterra(SM).

EMPLOYEES

At December 31, 1999, we employed approximately 9,400 full-time employees and 4,400 part-time employees. None of our employees are represented by a collective bargaining group.

FACTORS AFFECTING FUTURE RESULTS AND REGARDING FORWARD-LOOKING STATEMENTS

Our business, results of operations and financial condition are subject to many risks, including those set forth below. In addition, the following important factors, among others, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report and presented elsewhere by us from time to time. When used in this report, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. The following discussion highlights some of these risks and others are discussed in this Form 10-K herein or in other documents filed by us with the Securities and Exchange Commission.

RISKS ASSOCIATED WITH SHORTFALL IN LIQUIDITY. We will require a significant amount of additional capital to complete the construction of residences under construction and to fund the operating losses associated with newly open residences until such residences reach stabilized occupancy. In addition, as noted below, we have substantial debt and operating lease payment obligations. The combination of a difficult financing and operating environment for healthcare service companies has significantly reduced our access to additional capital. A number of our traditional financing sources, including commercial banks and other secured lenders have substantially reduced their lending activities to the healthcare sector. In addition, the credit availability under certain of our credit facilities has either been reduced or eliminated due to a variety of factors, including our requests for modifications of some of the financial covenants in certain of our credit agreements. To address our need for capital, we are in the process of seeking to raise at least $100.0 million of equity or equity-linked financing and expect to consummate such a transaction during the second quarter of 2000. While we believe that we will be able to consummate the Equity Transaction, there can be no assurances that we will do so. If we are not able to consummate the Equity Transaction in a timely fashion, we may not have sufficient liquidity to fund our construction and development activities and to satisfy our debt and lease payment obligations. Because of cross-default and cross-collateralization provisions in various of our mortgages, debt instruments and in many of our leases, a default on one of our payment obligations could result in acceleration of other obligations and could materially adversely affect the Company. See "Substantial Debt and Operating Lease Payment Obligations," "Development and Construction Risks" and "Managment's Discussion and Analysis and Results of Operations -- Liquidity and Capital Resources."

SUBSTANTIAL DEBT AND OPERATING LEASE PAYMENT OBLIGATIONS. We had lease expense of $69.4 million and $44.2 million excluding sublease income for the years ended December 31, 1999 and 1998, respectively, and our total indebtedness as of December 31, 1999 was $830.6 million, and our net interest expense was $35.9 million and $11.0 million for the years ended December 31, 1999 and 1998, respectively. Debt and annual operating lease payment obligations will continue to increase significantly as we complete our pending construction and development activities. In addition, development-stage residences may be financed with construction loans and, therefore, there is a risk that, upon completion of construction and/or lease up, permanent financing for newly developed residences may not be available or may be available only on terms that are unfavorable or unacceptable to us. Approximately $38.9 million of our total indebtedness matures before December 31, 2000.

Historically, we have not consistently had sufficient earnings to cover fixed charges. In 1999, earnings were insufficient to cover fixed charges by $4.1 million prior to the non-recurring charge, other one time adjustments and the cumulative effect of a change in accounting principle; and insufficient by $13.9 million for 1998. There can be no assurance that we will generate sufficient cash flow to meet our future obligations. Any payment default or other default with respect to outstanding obligations could cause the lender to foreclose upon the residences securing the indebtedness or, in the case of an operating lease, to terminate the lease, with a consequent loss of income and asset value to us. Moreover, as noted above, the cross-default and cross-collateralization provisions in various of our mortgages, debt instruments, and in many of our leases, could result in acceleration of other obligations and adversely affect a significant number of our other residences if we default in one of our payment obligations. See "Need for Additional Financing; Risk of Rising Interest Rates."

OPERATING LOSSES ASSOCIATED WITH NEW RESIDENCES. Newly opened assisted living residences typically operate at a loss during the first six to 18 months of operation, primarily due to the incurrence of fixed and variable expenses in advance of the achievement of targeted rent and service fee revenues from the lease-up of these residences. As of December 31, 1999, of our 450 residences, 67 newly developed residences opened during 1999 and 27 residences purchased during 1999 were in lease up. In addition, the development and construction of assisted living residences requires the commitment of substantial capital over a typical six to 12 month construction period, the consequence of which may be an adverse impact on our liquidity. As of December 31, 1999, we had 53 residences under construction and two residences under development. In the case of acquired residences, resident turnover and increased marketing expenditures which may be required to reposition these residences, together with the possible disruption of operations resulting from the implementation of renovations, may adversely impact the financial performance of these residences for a period of time after their acquisition. In addition, occupancy levels and the rates which we may be able to charge for our services may be adversely affected in competitive market circumstances which would negatively impact the operating results of affected residences. Accordingly, there can be no assurance that we will not experience unforeseen expenses, difficulties, complications and delays which could result in greater than anticipated operating losses or otherwise materially adversely affect our financial condition and results of operations. See "Development and Construction Risks" and "--Competition."

ABILITY TO MANAGE EXPANSION AND BUSINESS DIVERSIFICATION. We intend to review and, in appropriate circumstances, pursue opportunities for development and expansion of new products and services, such as home health care, rehabilitation and pharmacy services. Efforts to achieve business diversification, however, are subject to risks, including our relative unfamiliarity with these businesses, additional uncertainties related to government regulation and possible difficulties in integrating new products or businesses.

NEED FOR FINANCING TO COMPLETE CONSTRUCTION AND FUND OPERATING LOSSES. We will need to obtain sufficient financing to fund our remaining development and construction activities. As of December 31, 1999, we had 53 residences under construction and two residences under development. We estimate that we will incur between $115.0 million and $125.0 million of additional costs to complete these residences, of which between $65.0 million and $70.0 million relate to Company owned or leased residences and between $50.0 million and $55.0 million relate to residences which we are jointly developing with other parties. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," some of our lenders have required that we complete the Equity Transaction by the end of the second quarter of 2000. If we do not complete the Equity Transaction by that time, our lenders may not continue to make advances under our credit arrangements in a manner that would allow us to finish our pending construction activity. In addition, there can be no assurance that we will not experience unforeseen expenses, difficulties, complications and delays which could result in greater than anticipated operating losses or otherwise materially adversely affect our financial condition and results of operations. We believe that upon successful completion of the Equity Transaction the financing available from our existing credit arrangements and pursuant to other sources of financing that we expect would then be available to us would be sufficient to fund our remaining development and acquisition activities.

We will from time to time seek additional funding through public or private financing, including equity or debt financing. If additional funds are raised by issuing equity or equity-linked securities, which we expect to do as part of the Equity Transaction, our stockholders may experience dilution. In addition, we will require significant financial resources to meet our operating and working capital needs, including contractual obligations to purchase the equity interest of joint venture partners in residences owned in joint ventures. See "Joint Ventures and Related Mandatory Purchase Obligations." There can be no assurance that any newly constructed residences will achieve a stabilized occupancy rate and attain a resident mix that meet our expectations or generate sufficient positive cash flow to cover operating and financing costs associated with these residences. There can be no assurance that we will be successful in securing additional financing or that adequate funding will be available and, if available, will be on terms that are acceptable to us. A lack of funds may require us to delay or eliminate all or some of our development projects and acquisition plans. In addition, we may require additional financing to enable us to respond to changing economic conditions, to expand our development program, although no such expansion is currently under consideration, or to account for changes in assumptions related to our development program.

Approximately $337.0 million, or 40.6%, of our total indebtedness as of December 31, 1999 was subject to floating interest rates. Although a majority of our debt and lease payment obligations are not subject to floating interest rates, indebtedness that we may incur in the future may bear interest at a floating rate. We expect to restructure $130.8 million of our fixed rate debt in 2000 and, as a result, convert this into variable rate debt. See "Quantitative and Qualitative Disclosures about Market Risk." In addition, future fixed rate indebtedness and lease obligations will be based on interest rates prevailing at the time these arrangements are obtained. Therefore, increases in prevailing interest rates could increase our interest or lease payment obligations and could have an adverse effect on our business, financial condition and results of operations.

DEVELOPMENT AND CONSTRUCTION RISKS. As of December 31, 1999, we had 53 residences under construction and two residences under development. Development projects generally are subject to various risks, including zoning, permitting, health care licensing and construction delays, that may result in construction cost overruns and longer development periods and, accordingly, higher than anticipated start-up losses. Project management is subject to a number of contingencies over which we will have little or no control and which might adversely affect project costs and completion time. These contingencies include shortages of, or the inability to obtain, labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions and changes in applicable laws or regulations or in the method of applying these laws and regulations. In addition, we have slowed down this construction until the Equity Transaction is completed. One of our principal construction lenders has delayed making further advances on five residences currently in construction. As a result, liens have been filed on these construction projects resulting in defaults under the operative construction loan credit agreements. Although we have obtained waivers through June 30, 2000 of these defaults, payment of these suppliers and contractors will need to be effected in order to permanently resolve these defaults. In addition, additional liens or lawsuits may be filed by contractors and subcontractors unless the credit facility can be restored, which will in turn result in further defaults under the operative credit agreements. Moreover, upon resuming construction we may incur increased costs in order to complete construction. As a result of these various factors, there can be no assurance that we will not experience construction delays, that we will be successful in developing and constructing currently planned or additional residences or that any developed residence will be economically successful. Delays in our planned development could result in increased costs or litigation costs which could adversely affect our business, operating results and financial condition.

RISKS ASSOCIATED WITH ACQUISITIONS. We have acquired residences in the past, and in 1999 completed a major transaction involving 28 residences from Manor Care, Inc. Although we currently have no plans to do so, we may seek additional acquisition opportunities in the future. However, no assurances can be given that we will be successful in identifying any future acquisition opportunities or completing any identified acquisitions. The acquisition of residences involves a number of risks. Existing residences available for acquisition frequently serve or target different market segments than those we presently serve. It may be necessary in some cases to reposition and renovate acquired residences or turn over the existing resident population to achieve a resident acuity and income profile which is consistent with our current operations. In addition, we may also determine that staff and operating management personnel changes are necessary to successfully integrate these residences into our existing operations. There can be no assurance that we will be successful in repositioning any acquired residences or in effecting any necessary operational or structural changes and improvements on a timely basis. Any failure by us to make necessary operational or structural changes or to successfully reposition acquired residences may adversely impact our business, operating results and financial condition. In undertaking acquisitions of residences, we also may be adversely impacted by unforeseen liabilities attributable to the prior operators of these residences, against whom we may have little or no recourse.

JOINT VENTURES AND RELATED MANDATORY PURCHASE OBLIGATIONS. We have entered into several joint ventures with regional real estate development partners and others for the construction, development and ownership of assisted living residences in targeted geographic areas. As of December 31, 1999, 97 of our operating residences were jointly owned, directly or indirectly, with venture partners. Of the 55 residences which were either under construction or development by us as of December 31, 1999, a portion of these residences is being or will be constructed or developed under joint venture agreements. We have agreed not to own or operate competing assisted living residences during specified contractual periods within specified geographic areas adjacent to residences developed through several of our joint ventures. While we typically receive a fee for managing residences developed through joint ventures, we share with our joint venture partners any profits or losses realized from the operation or sale of these residences. We are obligated under our joint venture arrangements to purchase the equity interests of our joint venture partners upon the election of the joint venture partners at a price based on the appraised value of the residence owned by the applicable joint venture. These purchase rights generally become exercisable during the period of six months to two years following the opening of the residence owned by these joint ventures. As a result of these provisions, we might become obligated to acquire additional interests in residences developed through joint ventures on terms or at times that would otherwise not be acceptable to us, including times during which we may not have adequate liquidity to fund acquisitions.

RESIDENCE MANAGEMENT, STAFFING AND LABOR COSTS. We compete with other providers of assisted living services and long-term care with respect to attracting and retaining personnel. We are dependent upon our ability to attract and retain management personnel responsible for the day-to-day operations of each of our residences. Any inability of ours to attract or retain qualified residence management personnel could have a material adverse effect on our financial condition or results of operations. In addition, a possible shortage of nurses or trained personnel may require us to enhance our wage and benefits package in order to compete in the hiring and retention of personnel. We are also dependent upon the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. There can be no assurance that our labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in rates charged to residents. Any significant failure by us to attract and retain qualified management and staff personnel, to control our labor costs or to pass on any increased labor costs to residents through rate increases would have a material adverse effect on our business, operating results and financial condition.

COMPETITION. The long-term care industry is highly competitive and, given the relatively low barriers to entry and continuing health care cost containment pressures, we expect that the assisted living segment will become increasingly competitive in the future. We compete with other companies providing assisted living services as well as numerous other companies providing similar service and care alternatives, such as home health care agencies, congregate care facilities, retirement communities and skilled nursing facilities. While we believe there is a need for additional assisted living residences in the markets where we are constructing and developing residences, we expect that, as assisted living residences receive increased market awareness and the number of states which include assisted living services in their Medicaid programs increases, competition will increase from new market entrants, many of whom may have substantially greater financial resources than we have. There can be no assurance that increased competition will not adversely affect our ability to attract or retain residents or maintain our existing rate structures. Some of our present and potential competitors have, or may have access to, greater financial resources than those available to us. Consequently, there can be no assurance that we will not encounter increased competition in the future which could limit our ability to attract and retain residents, to maintain or increase resident service fees or to expand our business and could have a material adverse effect on our business, operating results and financial condition. We are not able to accurately predict the effect that the health care industry trend towards managed care will have on the assisted living marketplace. Managed care, an arrangement whereby service and care providers agree to sell specifically defined services to one or more public or private payors (frequently not the end user or resident) subject to a predefined system in an effort to achieve more efficiency with respect to utilization and cost, is not currently a significant factor in the assisted living marketplace. However, managed care plans sponsored by insurance companies or HMOs may in the future be a factor in the assisted living marketplace. There can be no assurance that we will not encounter increased competition or be subject to other competitive pressures that could affect our business, operating results or financial condition as a result of managed care.

GOVERNMENT REGULATION. Health care is an area of extensive and frequent regulatory change. The assisted living industry is relatively new, and, accordingly, the manner and extent to which it is regulated at the Federal and state levels is evolving. Changes in the laws or new interpretations of existing laws may have a significant impact on our methods and costs of doing business. We are, and will continue to be, subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in the various states and localities where we operate or intend to operate. We and our activities are subject to zoning, health and other state and local government laws and regulations. Zoning variances or use permits are often required for construction. Severely restrictive regulations could impair our ability to open additional residences at desired locations or could result in costly delays. Several of our residences have been financed by revenue bonds. In order to continue to qualify for favorable tax treatment of the interest payable on these bonds, the financed residences must comply with federal income tax requirements, principally pertaining to the maximum income level of a specified portion of the residents. Failure to satisfy these requirements constitutes an event of default under the bonds, thereby accelerating their maturity. Our success will depend in part upon our ability to satisfy applicable regulations and requirements and to procure and maintain required licenses in rapidly changing regulatory environments. Any failure to satisfy applicable regulations or to procure or maintain a required license could have a material adverse effect on our business, operating results and financial condition.

Our operations could also be adversely affected by, among other things, regulatory developments such as revisions in building code requirements for assisted living residences, mandatory increases in the scope and quality of care to be offered to residents and revisions in licensing and certification standards. There can be no assurance that Federal, state or local laws or regulations will not be imposed or expanded based on evolving regulatory interpretations or based on new statutory or regulatory provisions which adversely impact our business, financial condition, results of operations or prospects. Our residence operations are also subject to health and other state and local government regulations.

We have entered into franchise agreements with third parties pursuant to which these third parties operate assisted living residences under registered service marks of ours utilizing systems and procedures prescribed by us. The sale of franchises is regulated by the Federal Trade Commission and by state agencies. Principally, these regulations require that written disclosures be made prior to the sale of a franchise. In addition, some states have relationship laws which prescribe the basis for terminating a franchisee's rights and regulate both the franchisor's and our franchisees' post-termination rights and obligations. There can be no assurance that changes in these regulations will not have an adverse impact upon our ability to continue our franchising activities.

We intend to review and, in appropriate circumstances, pursue opportunities for development and expansion into new products and services, among others. These new products and services may include home health care, rehabilitation and pharmacy services, among others. The Federal and state regulation of these additional products and services may be more extensive than that related to our assisted living operations. We have not in the past engaged in significant activities outside of our core assisted living business. As we expand into new products and services, we will be subject to additional Federal, state and local laws and regulations. Non-compliance with these laws and regulations could have a material adverse effect on our business, financial condition, results of operations or prospects.

LIABILITY AND INSURANCE. The provision of personal and health care services entails an inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits alleging malpractice or related legal theories, many of which involved large claims and resulted in the incurrence of significant defense costs. In addition, compared to more institutional long-term care facilities, assisted living residences (especially dementia care residences) of the type we operate offer residents a greater degree of independence in their daily lives. This increased level of independence, however, may subject the resident and us to risks that would be reduced in more institutionalized settings. We currently maintain liability insurance intended to cover these claims which we believe is adequate based on the nature of the risks, historical experience and industry standards. There can be no assurance, however, that claims in excess of this insurance or claims not covered by insurance, such as claims for punitive damages, will not arise. A successful claim against us not covered by, or in excess of, our insurance could have a material adverse effect upon our financial condition and results of operations. Claims against us, regardless of their merit or eventual outcome, may also have a material adverse effect upon our ability to attract or retain residents or expand our business and may require us to devote substantial time to matters unrelated to day-to-day operations. In addition, insurance policies must be renewed annually. There can be no assurance that we will be able to obtain liability insurance in the future or that, if this insurance is available, it will be available on acceptable economic terms.

DEPENDENCE ON ATTRACTING SENIORS WITH SUFFICIENT RESOURCES TO PAY. We currently rely, and for the foreseeable future, we expect to rely, primarily on the ability of our residents to pay for services from their own and their families' financial resources. Generally, only elderly adults with income or assets meeting or exceeding the comparable median in the region where our assisted living residences are located can afford the fees for these residences. Inflation or other circumstances which adversely affect the ability of residents and potential residents to pay for assisted living services could have an adverse effect on us. In the event that we encounter difficulty in attracting seniors with adequate resources to pay for our services, we would be adversely affected.

ENVIRONMENTAL LIABILITY RISKS ASSOCIATED WITH REAL PROPERTY. Under various Federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at these properties, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by these parties in connection with the contamination. These laws typically impose clean up responsibility and liability without regard to whether the owner knew of or caused the presence of contaminants, and liability under these laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation or responsibility. The costs of investigation, remediation or removal of these substances may be substantial, and the presence of these substances, or the failure to properly remediate these properties, may adversely affect the owner's ability to sell or lease the property or to borrow using the property as collateral. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of these substances at the disposal or treatment facility, whether or not the facility is owned or operated by this person. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. With the exception of four Sterling House residences operated by us or our predecessors since prior to 1995, we have conducted environmental assessments of all of our operating residences and have conducted, or are in the process of conducting, environmental assessments of all of our undeveloped sites and sites currently under construction. These assessments have not revealed, and we are not otherwise aware of, any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations. There can be no assurance, however, that environmental assessments would detect all environmental contamination which may give rise to material environmental liabilities. We believe that our respective residences are in compliance in all material respects with all applicable environmental laws. We have not been notified by any governmental authority, or are otherwise aware, of any material non-compliance, liability or claim relating to hazardous toxic substances or petroleum products in connection with any of the residences we currently operate.

ANTI-TAKEOVER PROVISIONS. Our Restated Certificate of Incorporation authorizes the issuance of 5,000,000 shares of preferred stock and 100,000,000 shares of Common Stock. Subject to the rules of the American Stock Exchange ("AMEX") upon which our Common Stock is listed, our Board of Directors have the power to issue any or all of the authorized and unissued shares without stockholder approval, and the preferred shares can be issued with rights, preferences and limitations as may be determined by our Board. The rights of the holders of our Common Stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. Although as part of the Equity Transaction we expect to issue either preferred stock or debentures that (in either case) would be convertible into our Common Stock, we presently have no commitments or contracts to issue any additional shares of common stock (other than pursuant to the exercise of outstanding stock options or the conversion of our 6.75% Convertible Subordinated Debentures due 2006, 7% Convertible Subordinated Debentures due 2004 or 5.25% Convertible Subordinated Debentures due 2002) or any shares of preferred stock. Authorized and unissued preferred stock and common stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could delay, discourage, hinder or preclude an unsolicited acquisition of the Company, could make it less likely that stockholders receive a premium for their shares as a result of any attempt and could adversely affect the market price of and the voting and other rights of the holders of outstanding shares of Common Stock. As a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law (the "DGCL") which, in general, prevents an "interested stockholder" (defined generally as a person owning 15% or more of the corporation's outstanding voting stock) from engaging in a "business combination" (as defined in Section 203) for three years following the date a person became an interested stockholder unless specific conditions are satisfied. In addition, the indenture relating to our approximately $143.8 million aggregate principal amount outstanding 5.25% Convertible Subordinated Debentures provides that, upon a "change of control" (as defined in that indenture), the holders of those debentures would have the right to require us to repurchase those debentures at 101% of their face value.

On December 10, 1998, we entered into a Rights Agreement with American Stock Transfer & Trust Company, as Rights Agent, pursuant to which we declared and paid a dividend of one preferred share purchase right (a "Right") for each outstanding share of our Common Stock. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series A Junior Participating Preferred Stock, $.01 par value per share (the "Preferred Shares"), at a price of $130.00 per one one-hundredth of a Preferred
Share. The Rights have anti-takeover effects, and they will cause substantial dilution to a person or group that attempts to acquire us without conditioning the offer on redemption of the Rights or on substantially all of the Rights also being acquired. The Rights should not interfere with any merger or other business combination approved by our Board since the Rights may be redeemed by us in accordance with the Rights Agreement.

POSSIBLE PRICE VOLATILITY OF THE COMMON STOCK. The market price of our Common Stock could be subject to significant fluctuations in response to various factors and events, including variations in our operating results, and new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the health care industry generally or the assisted living industry in particular. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations also may adversely affect the market price of our Common Stock.

ITEM 2.  PROPERTIES

The table below shows information with respect to the residences which we operated as of December 31, 1999. We own, lease, hold equity interest in or manage, on behalf of third parties, these residences.



                                               OPERATING RESIDENCES

                          OWNED (1)            LEASED (2)        UNCONSOLIDATED (3)       MANAGED (4)               TOTAL
                     ------------------    -----------------    -------------------   --------------------   -------------------
       LOCATION        RES.      CAP.       RES.      CAP.        RES.       CAP.       RES.        CAP.       RES.        CAP.
       -----------   -------   --------    ------   --------    -------    --------   --------    --------   --------    -------
       AZ                 7        349         4        190          5         313         --          --         16        852
       CA                 2        307        --         --          6         596         --          --          8        903
       CO                 4        220        11        689          3         156          2         104         20      1,169
       DE                 1         72        --         --         --          --         --          --          1         72
       FL                13        564        32      1,374         13         856         --          --         58      2,794
       GA                --         --        --         --          4         281          1          36          5        317
       ID                 1         70         2        158         --          --         --          --          3        228
       IN                 5        210        --         --         12         488         --          --         17        698
       KS                13        436        11        357          2          96          1          50         27        939
       MA                 1         72        --         --         --          --         --          --          1         72
       MI                21        700         9        392          2         116         --          --         32      1,208
       MN                10        318         9        363          1          78         --          --         20        759
       NC                 5        242        11        524          2          94          1          42         19        902
       ND                --         --         1         71         --          --         --          --          1         71
       NJ                 4        152        --         --          3         322          2          98          9        572
       NV                 1         54         2        154          1          56         --          --          4        264
       NY                15        906         1         80         --          --         --          --         16        986
       OH                 5        205        16        653          8         417         --          --         29      1,275
       OK                --         --        26        906          2          74         --          --         28        980
       OR                 1         56         8        650          1          52         --          --         10        758
       PA                13        601         1         48          2         112         --          --         16        761
       SC                 3        126         8        330          1          42          1          42         13        540
       TN                 2         90         2         86          5         212         --          --          9        388
       TX                 1         37        25        963          5         272         --          --         31      1,272
       VA                --         --        --         --          2          96         --          --          2         96
       WA                 3        156         4        388          3         164         --          --         10        708
       WI                14        354        21        532          4         135          6          48         45      1,069
                     ------    -------     -----    -------     ------     -------    -------     -------    -------     ------
            TOTAL       145      6,297       204      8,908         87       5,089         14         420        450     20,653
                     ======    =======     =====    =======     ======     =======    =======     =======    =======     ======


(1) Owned residences are those that are wholly or majority owned by us. (Twelve of these residences with a capacity of 619 are majority owned).
(2)    Leased residences are those that we operate and lease from a third party.
(3) Unconsolidated residences are those residences managed by us, but operated by an entity in which we own a minority equity interest.

(4) Managed residences are those residences that we manage under management arrangements but in which we do not possess an ownership interest. We have an option to purchase or lease eleven of these residences.

Of our 450 operating residences, 85% of them are five years old or less and 95% are ten years old or less.

At December 31, 1999, we were in various stages of constructing 53 residences and developing two residences. Set forth below is information with respect to residences in construction and residence sites in development on December 31, 1999.



                  RESIDENCES UNDER CONSTRUCTION OR DEVELOPMENT

                        UNDER CONSTRUCTION                  UNDER DEVELOPMENT
                   ------------------------------     ------------------------------
LOCATION            RESIDENCES         CAPACITY        RESIDENCES        CAPACITY
---------------    --------------     -----------     --------------    ------------
CA                             5             298                 --              --
CT                             1              52                 --              --
DE                             1              52                 --              --
FL                             7             507                 --              --
IN                             1              38                 --              --
KS                             2              77                 --              --
KY                             2              78                 --              --
MD                             4             180                 --              --
MN                             1              26                 --              --
NJ                             6             282                  1              78
NV                             1              52                 --              --
NY                             4             178                 --              --
NC                             2              74                 --              --
OH                             2             120                 --              --
OR                             3             156                 --              --
PA                             2             124                 --              --
SC                             2              76                 --              --
TN                             2              78                 --              --
TX                             3             191                 --              --
WI                             2             118                  1              52
                   -------------      ----------      -------------     -----------
         TOTAL                53           2,757                  2             130
                   =============      ==========      =============     ===========


The residences under construction or development may be owned directly by joint venture entities in which we will own varying percentages of equity interests. See "Business - Joint Ventures and Strategic Alliances."

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

Residences under development may not in fact be constructed for a variety of reasons, including zoning, permitting, health care licensing, financing and cost related issues. In addition to residences listed in the table above as "under development," we may also engage in preliminary development activities with respect to other possible sites for future residences.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of our business. Neither we nor any of our subsidiaries is a party to any legal proceeding, the outcome of which, individually or in the aggregate, is expected to have a material adverse affect on our financial condition or results of operations, with the possible exception of the following matter.

During 1999, Altera Corporation, a San Jose, California based company engaged in the business of designing, manufacturing and selling high-performance, high-density programmable logic devices and associated development tools, commenced litigation with the Company in the United States District Court for the Northern District of California. The Plaintiff's complaint alleges claims for trademark infringement, unfair competition, and trademark dilution under federal, state and common law arising from the Company's use of the name "Alterra". Plaintiff Altera Corporation seeks an injunction against the Company's use of the Alterra name, as well as damages and attorneys' fees. Plaintiff Altera Corporation sought both a temporary restraining order and a preliminary injunction, but the District Court denied that relief. The District Court's denials of the Plaintiff's motions were affirmed by the United States Court of Appeals for the Ninth Circuit upon Plaintiff's appeal. The parties are currently in the discovery phase of the litigation. Although we cannot provide any assurances as to the outcome of this litigation, we believe that Plaintiff's claims are without merit and intend to contest them vigorously. If the Plaintiff prevails in this matter, it could have a material adverse effect on us.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 1999.


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Our Common Stock is listed and traded on the American Stock Exchange (AMEX) under the symbol "ALI". The Common Stock has been listed on the AMEX since August 6, 1996, the date of our initial public offering. The number of holders of record of the Common Stock as of March 24, 2000, was approximately 8,200.

The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported on AMEX.



                                                      HIGH             LOW
                                                  -------------     -----------
1999:
   First Quarter........................             $ 33-9/16      $       17
   Second Quarter.......................                23-1/2         10-7/16
   Third Quarter........................              13-11/16          8-3/16
   Fourth Quarter.......................               8-15/16           5-3/4

1998:
   First Quarter........................                34-1/2              27
   Second Quarter.......................                    35          24-3/4
   Third Quarter........................                30-1/2          17-1/8
   Fourth Quarter.......................                34-1/4          17-1/4


We have never paid or declared cash dividends and currently intend to retain any future earnings for the operation and expansion of our business. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors and will be dependent on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, restrictive debt covenants and other factors as the Board of Directors deems relevant.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated historical financial data of ours presented below for each of the five years ended December 31, 1999 has been derived from our audited consolidated financial statements appearing elsewhere in this report. The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included in this report (in thousands, except per share data).



                                                                                YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------------------------------
                                                           1999             1998            1997           1996          1995
                                                        -----------      -----------     -----------     ---------     ---------
   STATEMENTS OF OPERATIONS DATA :
   Revenue:
     Operating revenue..............................    $   376,181         $244,423     $   130,744     $   55,637    $   15,061
                                                        -----------      -----------     -----------     ----------    ----------
   Operating expenses:
     Residence operations...........................        224,213          147,931          81,558         35,977         8,717
     Lease expense..................................         69,375           44,174          25,524          9,035           944
     Lease income...................................        (25,507)          (4,915)             --             --            --
     General and administrative.....................         44,898           23,200          22,168         11,143         5,890
     Depreciation and amortization..................         21,178           19,730           9,271          4,223         1,275
     Non-recurring charge...........................         47,280               --           4,656            976            --
                                                        -----------      -----------     -----------     ----------    ----------
         Total operating expenses...................        381,437          230,120         143,177         61,354        16,826
                                                        -----------      -----------     -----------     ----------    ----------
   Operating (loss) income..........................         (5,256)          14,303         (12,433)        (5,717)       (1,765)
   Other (expense) income:
     Interest expense, net..........................        (35,938)         (11,024)         (3,932)        (3,231)         (984)
     Equity in losses of unconsolidated affiliates..         (1,442)             (31)           (226)           (52)         (716)
     Minority interest in losses of consolidated
         subsidiaries...............................          4,018           20,610           8,440             76           160
     Other, net.....................................            (20)            (170)           (112)           (31)          479
                                                         ----------      -----------     -----------     ----------    ----------
           Total other (expense) income, net........        (33,382)           9,385           4,170         (3,238)       (1,061)
                                                         ----------      -----------     -----------     ----------    ----------
   (Loss) income before income taxes, extraordinary
     item and cumulative effect.....................        (38,638)          23,688          (8,263)        (8,955)       (2,826)

                                                         ----------      -----------     -----------     ----------    ----------
   Income tax benefit (expense).....................         14,669           (3,136)             --            159           991
                                                         ----------      -----------     -----------     ----------    ----------
    (Loss) income before extraordinary item and the
     cumulative effect of a change in accounting
     principle......................................        (23,969)          20,552          (8,263)        (8,796)       (1,835)
   Extraordinary item - loss from early retirement
       of financing agreements......................             --               --              --             --        (1,176)
   Cumulative effect of a change in accounting
   principle........................................         (3,837)              --              --             --            --
                                                        -----------      -----------     -----------     ----------    ----------
           Net (loss) income .......................    $   (27,806)     $    20,552     $    (8,263)    $   (8,796)   $   (3,011)
                                                        ===========      ===========     ===========     ==========    ==========

   Basic (loss) income per common share:
    (Loss) income before extraordinary item (1), and
      a change in accounting principle..............    $     (1.09)     $      0.94     $     (0.44)    $    (0.57)   $    (0.24)

     Extraordinary item (1).........................             --               --              --             --         (0.15)
     Change in accounting principle................           (0.17)              --              --             --            --
                                                        -----------      -----------     -----------     ----------    ----------
   Basic (loss) income per common share (1).........    $     (1.26)     $      0.94     $     (0.44)    $    (0.57)   $    (0.39)
                                                        ===========      ===========     ===========     ==========    ==========


   Diluted (loss) income per common share:
     (Loss) income before extraordinary item (1), and
      a change in accounting principle..............    $     (1.09)     $      0.92     $     (0.44)    $    (0.57)   $    (0.24)

     Extraordinary item (1).........................             --               --              --             --         (0.15)
     Change in accounting principle.................          (0.17)              --              --             --            --
                                                        -----------      -----------     -----------     ----------    ----------
   Diluted (loss)  income per common share (1)......    $     (1.26)     $      0.92     $     (0.44)    $    (0.57)   $    (0.39)
                                                        ===========      ===========     ===========     ==========    ==========

   Weighted average common shares outstanding (1):
     Basic..........................................         22,088           21,905          18,651         15,429         7,782
                                                        ===========      ===========     ===========     ==========    ==========
     Diluted........................................         22,088           24,145          18,651         15,429         7,782
                                                        ===========      ===========     ===========     ==========    ==========


   (1) Basic and diluted share amounts are the same for 1995-1997 and 1999 since potentially issuable shares related to stock options and convertible debt would have an anti-dilutive effect.



                                                  1999           1998            1997           1996          1995
                                               -----------    -----------     -----------     ---------     ----------
   BALANCE SHEET DATA:
   Cash and cash equivalents...................  $ 18,728        $40,621         $79,838      $ 39,455        $20,394
   Short-term investments......................        --             --          90,000            --             --
   Working capital.............................     5,452         28,305         129,528        20,532         10,425
   Total assets................................ 1,061,397        777,810         553,552       204,353         82,450
   Long-term obligations.......................   791,672        515,584         318,069        68,625         23,663
   Stockholders' equity........................  $150,643       $177,112        $143,897      $ 91,064        $45,466



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading national assisted living company operating assisted living residences and providing assisted living services in 27 states. Our growth in recent years has had a significant impact on our results of operations and accounts for most of the changes in our results between 1999 and 1998. As of December 31, 1999 and 1998, we operated or managed 450 and 350 residences with aggregate capacity of approximately 20,700 and 15,000 residents, respectively. We, together with other parties who have purchased interests in some of our development residences, were also constructing or developing 55 additional residences with additional capacity for 2,900 residents as of December 31, 1999. During 1999, we generated operating revenue of $376.2 million and realized operating income of $44.9 million and net income of $8.8 million prior to a non-recurring charge, other one time adjustments, and the cumulative effect of a change in accounting principle.

During the fourth quarter of 1999, we began to implement several strategic initiatives designed to strengthen our balance sheet and to enable us to focus on stabilizing and enhancing our core business operations. The principal components of these strategic initiatives include:

     - Reduced Development Activity. In light of the competitive environment and tightening capital markets, we elected to significantly reduce the scope of our assisted living development activities. Specifically, in the fourth quarter of 1999 and the first quarter of 2000, we have discontinued development activity with respect to a substantial number of development sites. As a consequence of this decision, we recorded one time, non-recurring, pre-tax charges of $47.3 million ($29.3 million net of income tax benefit) in the fourth quarter of 1999 reflecting (i) our write-down of the carrying costs of discontinued development sites and failed acquisitions, (ii) costs associated with the planned reduction in development activities and the discontinuation of operations of our wholly-owned construction subsidiary, (iii) our write-off of deferred financing costs associated with construction loan credit lines that will not be fully utilized, and (iv) a reserve established against our note receivable with a development joint venture resulting from the reduction of a previously established financing commitment with that joint venture.

     - Reduced Reliance upon Joint Venture Arrangements. In order to simplify our capital structure, we have elected to reduce our utilization of joint venture development arrangements and other off-balance sheet ownership and development structures (so-called "black box" structures). Historically, these arrangements were a source of fee income for us and served to reduce the adverse impact on our earnings of start-up losses associated with our substantial volume of newly-opened residences. We believe, however, that we can improve our future cash flow and liquidity by retaining 100% of the revenue and operating cash flow from more of our residences.

     - Deleveraging of our Balance Sheet. We are seeking to strengthen and deleverage our balance sheet and to address our short and long-term capital needs by securing an additional equity or equity-linked investment in the Company. We have retained financial advisors to assist us in securing this investment, and are currently in negotiations with parties interested in making an investment in the Company.

     - Focus on Cash Flow. As our portfolio of assisted living residences stabilizes and matures, we intend to focus on cash flow. In this regard, we will seek to own (as opposed to lease) as much of our real estate as we can, given our capital constraints. Ownership of a greater percentage of our residences will increase depreciation and amortization expenses but only impact our operating cash flow to the extent of any related interest expense.

We are currently seeking to address both our short and long-term liquidity requirements. The combination of a difficult financing and operating environment healthcare service companies has significantly reduced the Company's access to credit. A number of the Company's traditional financing sources, including commercial banks and other secured lenders, have substantially reduced their lending activities to the healthcare sector. In addition, the credit availability under certain of our credit facilities has either been reduced or eliminated due to a variety of factors, including our request for modifications of some of our financial covenants in certain of our credit agreements. To address our need for capital, we are in the process of seeking to raise at least $100.0 million of equity or equity-linked financing, and expect to consummate such a transaction during the second quarter of 2000. Given that we have not committed to a specific equity transaction with any of our prospective investors, there is a risk that we will not complete an equity transaction. However, given the high level of interest of our prospective investors, the advanced stage of these negotiations and the familiarity and understanding that these prospective investors have with respect to our Company and business, our management team believes that the Company has the ability to complete a substantial equity investment transaction in the second quarter of 2000. If we are not able to consummate this equity transaction in a timely fashion, we may not have sufficient liquidity to fund our future operations and other obligations.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

Residence Service Fees. Residence service fees for the year ended December 31, 1999 were $349.8 million representing an increase of $113.9 million, or 48%, from the $235.9 million for 1998. Substantially all of this increase resulted from the addition of newly constructed residences, residences we acquired the majority ownership interest in during 1999, and other residences we acquired. We operated or managed 450 and 350 residences at December 31, 1999 and 1998, respectively.

Other Revenues. Other revenues for the year ended December 31, 1999 were $26.4 million, an increase of $17.9 million over the $8.5 million of other revenue for the year ended December 31, 1998. The increase is attributable to management fees on an increased number of residences which were either managed for third parties or operated in minority joint ventures in 1999 versus 1998. As of December 31, 1999, we had 101 residences held in minority joint ventures or managed for other owners as compared to 66 residences as of December 31, 1998. Management fees include charges for transitional services to recruit and train staff, initial and recurring fees for use of our name and branding, initial and recurring fees for use of our methodologies, and services for assisting with finance processing, which are incurred during the start-up period of a new residence, and ongoing management services provided to operate the residence.

Residence Operating Expenses. Residence operating expenses for the year ended December 31, 1999 increased to $224.2 million, from $147.9 million in 1998, due to the increased number of residences operated during 1999. Operating expenses as a percentage of residence service fees, for the years ended December 31, 1999 and 1998 were 64.1% and 62.7%, respectively.

Lease Expense. Lease expense for the year ended December 31, 1999 was $69.4 million, compared to $44.2 million in 1998. This increase was primarily attributable to the utilization of additional sale/leaseback financing totaling $78.4 million during 1999 and to the incurrence of a full year of lease expense in 1999 related to leases entered into in 1998.

Lease Income. We recorded lease income on residences we owned and leased to unconsolidated joint ventures of $25.5 million for the year ended 1999, versus $4.9 million for 1998. Under this arrangement, we retain ownership in underlying assets in order to allow the use of our corporate financing arrangements. Lease payment obligations of the unconsolidated joint venture entities are approximately equivalent to the debt service payable by us on the leased residences, which thereby, offset our costs associated with retaining ownership in the fixed assets. As of December 31, 1999, we had 87 unconsolidated joint ventures compared to 45 as of December 31, 1998.

General and Administrative Expense. General and administrative expenses for the year ended December 31, 1999 were $42.6 million prior to a write-off of $2.3 million for failed acquisitions, corporate downsizing, and corporate office relocation costs, compared to $23.2 million for 1998, representing an increase as a percentage of operating revenue to 11.3% in 1999 from 9.5% in 1998. The increase in expenses was primarily attributable to salaries, related payroll taxes and employee benefits for additional corporate personnel retained to support our growth and to support the increased number of unconsolidated residences we manage.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 1999 was $20.6 million prior to a $600,000 write-off due to the relocation of our national headquarters, representing an increase of $848,000, or 4.3%, from the $19.7 million of depreciation and amortization for 1998. This increase resulted primarily from depreciation of fixed assets on the larger number of new residences that were operated by us during the year ended December 31, 1999, versus 1998. The increase in depreciation is partially offset by the elimination of amortization on pre-opening costs which are now expensed when they are incurred. Depreciation and amortization in 1998 includes $8.3 million of amortization of pre-opening costs. As discussed below, we adopted a new accounting principle related to pre-opening costs on January 1, 1999.

Non-recurring charge. We recorded a non-recurring charge of $47.3 million in the fourth quarter of 1999 as a result of the decision to exit development activities. The charge consists of the write-off of $28.4 million in costs already incurred on development projects that will not be completed and the establishment of $8.6 million in reserves for costs related to exiting these activities. In addition, the charge includes a $3.3 million reserve for employee costs and lease obligations associated with closing down our construction subsidiary and related activities at the national office. The Company also established a $7.0 million reserve related to a development joint venture with Manor Care, Inc. which is further discussed in Note 2.

Interest Expense, Net. Interest expense, net of interest income, was $33.2 million for the year ended December 31, 1999 prior to a $2.7 million write-off of deferred financing commitment fees, compared to $11.0 million for 1998. Gross interest expense (before interest capitalization and interest income) for the 1999 period was $48.6 million prior to the commitment fee write-off, compared to $29.8 million for 1998, an increase of $18.8 million. This increase is primarily attributable to an increase in the amount of mortgage financing used in 1999 as compared to 1998. We capitalized $10.3 million of interest expense in 1999 compared to $13.8 million in 1998. This decrease is a result of our decision to reduce development and construction activity in 1999. We opened 67 newly constructed residences during the year ended December 31, 1999 compared to 116 newly constructed residences in 1998. Interest income for 1999 was $5.1 million as compared to $5.0 million for 1998.

Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the year ended December 31, 1999 was $4.0 million, representing a decrease of $16.6 million from $20.6 million for 1998. The decrease was primarily attributable to the decrease in the number of residences in various stages of lease-up that we owned in majority owned joint venture arrangements. Throughout 1999, we had an average of 19 residences held in these majority owned joint venture arrangements compared to an average of 46 residences held in similar majority owned joint venture arrangements during the year ended December 31, 1998.

Income Taxes. For 1999, we recorded a current income tax benefit of $345,000 and recognized a $14.4 million deferred asset resulting in a current income tax benefit of $14.7 million before the cumulative effect of the change in accounting principle. For 1998, we recorded a current income tax provision of $9.6 million which was offset by the recognition of $6.5 million of deferred tax assets resulting in a current income tax expense of $3.1 million.

Cumulative Effect of Change in Accounting Principle. During the first quarter of 1999, we incurred a cumulative effect of a change in accounting principle of $3.8 million relating to the adoption of SOP 98-5, which requires that costs of start-up activities and organization costs be expensed as incurred.

Net Income. As a result of the foregoing, net income prior to the previously mentioned one time write-offs of $3.5 million ($5.6 million pre tax), the non-recurring charge of $29.3 million ($47.3 million pre tax) and the cumulative effect of a change in accounting principle of $3.8 million (net of tax), was $8.8 million compared to net income of $20.6 million for 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

Resident Service Fees. Resident services fees for the year ended December 31, 1998 were $235.9 million representing an increase of $107.1 million, or 83%, from the $128.9 million for 1997. Substantially all of this increase resulted from the addition of newly constructed residences and other residences we acquired. We operated or managed 350 and 223 residences at December 31, 1998 and 1997, respectively.

Other Revenues. Other revenues for the year ended December 31, 1998 were $8.5 million, an increase of $6.6 million over the $1.9 million of other revenue for the year ended December 31, 1997. The increase is attributable to management fees on an increased number of residences which were either managed for third parties or operated in minority joint ventures in 1998 versus 1997. As of December 31, 1998, we had 66 residences operated in minority joint ventures or managed for other owners as compared to 36 of these residences on December 31, 1997. The increase in other revenue was also impacted by 14 new residences opened under franchise arrangements in 1998 and fees recognized from a development arrangement in 1998.

Residence Operating Expenses. Residence operating expenses for the year ended December 31, 1998 increased to $147.9 million from $81.6 million in 1997 due to the increased number of residences operated during 1998. Operating expenses as a percentage of resident service fees for the years ended December 31, 1998 and 1997 were 62.7% and 63.2%, respectively.

Lease Expense. Lease expense for the year ended December 31, 1998 was $44.2 million, compared to $25.5 million in 1997. This increase was primarily attributable to the utilization of additional sale/leaseback financing totaling $146.0 million during the twelve-month period ended December 31, 1998.

Sublease Income. We recorded $4.9 million of lease income on residences we owned and leased to unconsolidated joint ventures in 1998. Under this arrangement, we retain ownership in underlying assets in order to allow the use of our corporate financing arrangements. Lease payment obligations of the unconsolidated joint venture entities are approximately equivalent to the debt service payable by us on the leased residences, which thereby, offset our costs associated with retaining ownership in the fixed assets. We had no similar arrangements in 1997.

General and Administrative Expense. General and administrative expenses for the year ended December 31, 1998 were $23.2 million compared to $16.5 million, before Sterling Merger related charges of $5.7 million, for 1997. This represents a decline as a percentage of operating revenue to 9.5% in 1998 from 12.6% in 1997. The increase in expenses was primarily attributable to salaries, related payroll taxes and employee benefits for additional corporate personnel retained to support our actual and anticipated growth.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 1998 was $19.7 million, representing an increase of $10.4 million, or 113%, from the $9.3 million of depreciation and amortization for 1997. This increase resulted primarily from depreciation of fixed assets and amortization of pre-opening costs on the larger number of new residences that we operated during the year ended December 31, 1998, versus 1997. We previously amortized pre-opening costs over a twelve-month period from the date the residence opened. Upon the adoption of the AICPA Statement of Position No. 98-5 "Reporting on the Costs of Start-up Activities," on January 1, 1999, we expensed pre-opening costs, as defined, when incurred.

Interest Expense, Net. Interest expense, net of interest income, was $11.0 million for the year ended December 31, 1998, compared to $3.9 million for 1997. Gross interest expense (before interest capitalization and interest income) for 1998 was $29.8 million compared to $13.4 million for 1997, an increase of $16.4 million. This increase is primarily attributable to the issuance in May 1997 of the 7% Convertible Subordinated Debentures due 2004, (the "7% Debentures") the issuance in December 1997 of the 5.25% Convertible Subordinated Debentures due 2002, (the "5.25% Debentures") and an increase in the amount of mortgage financing used in 1998 as compared to 1997. We capitalized $13.8 million of interest expense in 1998 compared to $6.7 million in 1997 due to increased construction activity in 1998. We opened 116 newly constructed residences during the year ended December 31, 1998 compared to 78 newly constructed residences opened in 1997. Interest income for 1998 was $5.0 million as compared to $2.8 million for 1997. This increase was primarily due to the investment of proceeds received from the December 1997 concurrent convertible debt and equity offering.

Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the year ended December 31, 1998 was $20.6 million, representing an increase of $12.2 million from $8.4 million for 1997. The increase was primarily attributable to the increase in the number of residences in various stages of lease-up that we owned in majority owned joint venture arrangements. Throughout 1998, we had an average of 46 residences held in these majority owned joint venture arrangements compared to an average of 17 residences held in similar majority owned joint venture arrangements during the year ended December 31, 1997.

Income Taxes. For the year ended December 31, 1998, we recorded a current income tax provision of $9.6 million which was offset by the recognition of $6.5 million of deferred tax assets resulting in a current income tax expense of $3.1 million. The deferred tax asset recognition was generated primarily due to the elimination of valuation allowances associated with net deferred tax assets in 1997 and prior.

Net Income. As a result of the foregoing, the net income for the year ended December 31, 1998 was $20.6 million compared to a net loss of $8.3 million for 1997.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, we had approximately $18.7 million in unrestricted cash and cash equivalents and $5.4 million of working capital compared to unrestricted cash and cash equivalents of $40.6 million and working capital of $28.3 million at December 31, 1998.

For the year ended December 31, 1999, cash flow from operations was $5.4 million versus an operating cash flow deficit of $5.0 million and $7.8 million for the years ended December 31, 1998 and 1997, respectively. The significant increase in cash flow from operating activities is attributable to the greater number of consolidated residences operating at or near stabilized occupancy levels during 1999 in comparison to 1998 and 1997.

During 1999, we closed on approximately $273.0 million of new debt financing and capital lease obligations which included approximately $80.0 million of debt used to refinance properties having prior debt balances of $75.0 million. Additionally, financing was provided through $78.4 million of sale/leaseback financing, $3.5 million of minority joint venture partner contributions and $44.0 million of bridge loan financing.

Net cash provided by these financing activities together with cash from operations was used during 1999 to fund $181.8 million in construction and development activity, $64.4 million in joint venture buyouts, $21.8 million in acquisition activity and $21.5 million of construction bridge financing that we provided to others under third party development arrangements.

Historically, we have financed our operations and growth through a combination of various forms of real estate financing (mortgage, synthetic lease and sale/leaseback financing), capital contributions from joint venture partners and the sale of our securities (common stock and convertible debentures), and, to a lesser extent, cash from operations. At December 31, 1999, we had $830.6 million of outstanding debt principally consisting of $228.6 million of convertible debentures having a weighted average interest rate of 5.86%, $168.7 million of fixed rate debt having a weighted average interest rate of 7.53%, capitalized lease obligations of $67.3 million having a weighted average interest rate of 9.93%, $337.0 million of variable rate debt having a weighted average interest rate of 8.79% and short-term borrowings of approximately $29.0 million. Through December 31, 1999, we have also entered into approximately $893.7 million of sale/leaseback and synthetic lease financings. In addition, we have guaranteed an aggregate of $114.0 million of indebtedness of joint venture and other off-balance sheet third party entities.

During 1999 we completed a synthetic lease transaction relating to 26 assisted living and Alzheimer's/dementia care residences that were previously owned and operated by Manor Care, Inc. Pursuant to this transaction, an affiliate of a commercial bank acquired the 26 residences for an aggregate purchase price of approximately $189.1 million (including closing costs) and simultaneously leased the 26 residences to a wholly-owned subsidiary of the Company. Our lease of these 26 residences has a term of ten years, reflects initial rental based on a lease constant of 9.93% and contains an option to purchase the 26 residences at the end of the lease term for a pre-negotiated fixed price. For financial accounting purposes, leases for 17 of the residences have been treated as operating leases and leases for nine residences were treated as capital leases.

We have the following three series of convertible subordinated debentures outstanding:

     - $143.8 million aggregate principal amount of 5.25% convertible subordinated debentures due December 15, 2002. These convertible debentures bear interest at 5.25% per annum payable semi-annually on June 15 and December 15 of each year. The conversion price is $28.75, which is equivalent to a conversion ratio of 34.8 shares of common stock per $1,000 in principal amount of the convertible debentures. The convertible debentures are redeemable at our option commencing on December 31, 2000, at specified premiums. The holders of the convertible debentures may require us to repurchase the convertible dentures at 101% of face value upon a change of control of the Company, as defined in the convertible debenture;

     - $50.0 million aggregate principal amount of 7.00% convertible subordinated debentures due June 1, 2004. These convertible debentures bear interest at 7.00% per annum payable semi-annually on June 1 and December 1 of each year. The conversion price is $20.25, which is equivalent to a conversion ratio of 49.4 shares of common stock per $1,000 in principal amount of the convertible debentures. The convertible debentures are redeemable at our option commencing on June 15, 2000, at specified premiums; and

     - $35.0 million aggregate principal amount 6.75% convertible subordinated debentures due June 30, 2006. These convertible debentures bear interest at 6.75% per annual payable semi-annually on June 30 and December 30 of each year. The conversion price is $20.38, which is equivalent to a conversion ratio of 49.3 shares of common stock per $1,000 principal amount of the convertible debentures. The convertible debentures are redeemable at our option commencing on July 15, 1999, at specified premiums.

Our principal credit and financing agreements, including our convertible debentures and our synthetic lease agreements, include cross-default provisions that provide that a material default under our other credit facilities constitute a default under that credit or financing agreement. Accordingly, any material default arising under one of our credit or financing agreements could result in many of our other major credit and financing arrangements being in default. In addition, our principal credit agreements and debt instruments include various financial covenants and other restrictions, including: (i) fixed charge coverage requirements, typically measured on a trailing four quarter basis and which generally increase over the term of the applicable credit agreement; (ii) maximum leverage ratios which limit our aggregate senior indebtedness to total capitalization; (iii) various minimum net worth or tangible net worth requirements; (iv) in certain cases, property specific debt service coverage requirements and similar financial covenants of the type referenced above applicable to individual properties or to the pool of residences financed by the applicable lender; and (v) the maintenance of operating and other reserves for the benefit of the residences serving as collateral for the applicable lender. In addition, under certain of our credit and sale/leaseback facilities we are required to secure lender or lessor consent prior to engaging in certain mergers, business combinations or change in control transactions. As noted below, as a result of the non-recurring charges taken in the fourth quarter of 1999 and reductions in our expected future earnings resulting from our decision to reduce development and utilization of off-balance sheet joint venture structures, we would have been in violation of net worth and fixed charge coverage covenants imposed by several of our lenders had we not secured modifications or waivers of these covenants.

Our operations and remaining construction activity will require significant additional capital resources in the future in order to fund: (i) our remaining construction of 55 assisted living and Alzheimer's care residences; (ii) our purchase from the third party joint venture partners of minority and majority equity interests in assisted living residences operated by us; (iii) our ongoing debt service obligations, including maturities of our long-term debt and refinancing of short term debt; and (iv) our obligation to finance the operations of third party development partners. Each of these principal uses of capital resources are summarized below:

         DEVELOPMENT ACTIVITIES. The development and construction of new, purpose-built assisted living and Alzheimer's care residences has historically been the principal use of the Company's capital resources. Although we elected to discontinue a significant portion of our pending development projects, we are continuing to construct and complete approximately 55 residences currently in construction and development. We estimate that between $65.0 million and $70.0 million will be required to fund our ongoing construction during the twelve month period ending December 31, 2000 and that other entities for whom we are constructing residences will need to fund between $50.0 million and $55.0 million during that same time period.

         PURCHASE OF JOINT VENTURE INTERESTS. We are obligated under many of our joint venture arrangements to purchase the equity interests of our joint venture partners at fair market value upon the election of our partners. During the next twelve months, we will be subject to contingent purchase obligations with respect to equity interests held by joint venture partners, exercisable at their election, related to approximately 101 of our residences. At designated times or earlier, as contingent purchase obligations are exercisable, we may also elect to exercise our rights to purchase these interests. Based on a number of assumptions, including assumptions as to the number of residences to be operated with joint venture partners, the timing of completion of development, the time at which these options may be exercised and the fair market value of these residences at the date these options are exercised, we estimate that we may need approximately $75 million to $85 million to satisfy these purchase obligations during the twelve month period ending December 31, 2000.

         DEBT SERVICE. In addition to ongoing debt service and lease payment obligations, including interest payments due on our convertible debentures, we will be required to fund or refinance approximately $29.0 million of short-term indebtedness and $9.9 million of long-term indebtedness that will mature during the twelve month period ending December 31, 2000. As of December 31, 1999, we had outstanding approximately $130.8 million of debt (currently held by two lenders) which includes provisions requiring us to repay a portion of the debt if the operating cash flow from the residences financed by such debt falls below specified levels, which we expect to occur. The repayment of a portion of this debt was scheduled to occur in March and August of 2000. We have preliminary understandings with the two lenders holding the debt that the terms of such debt will be modified during 2000 to eliminate any required repayment in exchange for shortening the maturity date of such debt to approximately two years and converting the pricing on such debt to a floating rate structure. If these modifications had been effected as of March 24, 2000, the floating rate would be approximately 8.75%. Prior to these anticipated modifications, this debt would mature in approximately 15 years and would bear interest at fixed rates ranging from 7.56% to 7.63%. No assurance can be given that we will be successful in obtaining the modifications described above of this debt.

         ADVANCES TO DEVELOPMENT PARTNERS. We have committed to provide up to $113.9 million in financing to development partners under third party arrangements. We have advanced $37.5 million pursuant to these arrangements as of December 31, 1999. Subject to resolving any pending loan covenant issues, we intend to finance or refinance these projects under existing or future bank credit facilities.

We expect to fund a portion of our capital and liquidity requirements from cash on hand, cash generated from operations, financing under existing debt and lease commitments and, to a limited extent, equity from our joint venture development partners. Our ability to utilize previously secured non-binding financing commitments from REITs and other lenders has become substantially limited due in part to our request and receipt of modifications of some of the lenders' financial covenants, the volatility in the capital markets and factors affecting the assisted living industry generally. In particular, one of our construction loan facilities has delayed advances due on ongoing construction pending the resolution of a number of loan facility capacity and residence construction issues. In addition, many healthcare REITs and lenders are currently not extending new financing and the property level underwriting requirements of certain of our lenders are being more strictly applied. Accordingly, our ability to secure financing on acceptable terms has become increasingly difficult. We currently expect to have access to no more than $50 to $70 million of additional mortgage financing from existing construction loan facilities during the twelve month period ending December 31, 2000. We do not expect to have access to any significant sale/leaseback financing during the twelve month period ending December 31, 2000.

We are seeking to address our anticipated shortfall of our capital resources to fund anticipated capital needs through the sale of at least $100 million of additional equity or equity-linked securities of the Company. We have retained investment bankers to assist us in identifying possible sources of equity capital and to structure and negotiate an appropriate transaction. Although we have had and are continuing to have discussions with a number of potential investors, we are currently engaged in detailed negotiations with two investor groups, both of which include existing shareholders of the Company. We believe these investor groups have access to substantial financial resources and have a history of making investments in the senior housing and assisted living industries. While the transactions proposed by these two groups vary, we expect that these transactions may involve either the issuance of convertible preferred stock or convertible debentures of the Company, each convertible into our common stock. In the case of convertible debentures, these debt securities would rank senior to our $228.6 million of subordinated convertible debentures and would accrue interest payable by the issuance of additional convertible debentures of the Company. In the case of convertible preferred stock, these equity securities would rank senior to all other classes of our capital stock and would be entitled to quarterly dividends payable by the issuance of additional shares of convertible preferred stock. Accordingly, we expect this transaction would be dilutive to the current common stockholders of the Company. Any equity transaction likely would be subject to various conditions, including: (i) modification of certain financial covenants or other structural amendments in some of our credit agreements to provide the Company more flexibility in executing our business plan; (ii) the commitment of certain of our lenders to extend maturities as well as to resume funding of their credit facilities in the ordinary course; and (iii) various contractual consents and approvals. Given that we have not committed to a specific equity transaction with any of our prospective investors, there is a risk that we will not complete an equity transaction. However, given the high level of interest of our prospective investors, the advanced stage of these negotiations and the familiarity and understanding that these prospective investors have with respect to our Company and business, our management team believes that the Company has the ability to complete an equity investment transaction in the second quarter of 2000.

We have taken several steps to maintain sufficient operational liquidity pending finalizing and funding an equity transaction. These steps have included: (i) stopping and/or slowing construction in progress in order to reduce construction-related spending; (ii) borrowing $44.0 million pursuant to bridge loan financing; and (iii) allowing construction-related payables to build up over normal levels. Notwithstanding these measures, one of our principal construction lenders has delayed making further advances on five residences currently in construction. As a result, liens have been filed on these construction projects resulting in defaults under the operative construction loan credit agreements. Although the Company has obtained waivers through June 30, 2000 of these defaults, payment of these suppliers and contractors will need to be effected in 2000 in order to permanently resolve these defaults. In addition, additional liens or lawsuits may be filed by contractors and subcontractors unless the advances under the credit facility are resumed, which additional liens or lawsuits will in turn result in further defaults under the operative credit agreements. Moreover, although the stopping or slowing of construction in progress has helped to preserve operating liquidity, upon resuming construction we may incur increased costs in order to complete construction.

Due to the fourth quarter non-recurring charges and the anticipated reduction in our projected earnings due to planned reduction in development activity and reduced utilization of off-balance sheet joint venture structures, we would have been in violation of some of the financial covenants in our major credit facilities. However, we have obtained from these lenders either suspensions, amendments or waivers of net worth or fixed charge coverage covenants in order to avoid any actual default under these agreements and provide relief to the Company through June 30, 2000. These suspensions, amendments and waivers impose various conditions on the Company, including the requirement to secure equity or equity-linked funding of at least $100.0 million on or before June 30, 2000 and, in the case of one lender group, to have secured a written commitment with respect to an equity transaction during the second quarter. To secure these accommodations from our lenders, we have (i) agreed to pay various fees both in form of cash and other consideration as well as established additional cash reserves; (ii) increased the pricing on some of our financing, some of which increases are permanent and others of which are temporary pending the completion of our contemplated equity transaction; (iii) shortened the maturity dates on some of our financing; (iv) delayed or waived our receipt of management fees and reimbursement of operating costs of residences serving as collateral; and (v) consented to the reduction of existing financing commitments of some of our lenders.

If we are unable to finalize negotiations with an investor with respect to an equity transaction or if we are unable to satisfy the conditions to a proposed equity investment, the Company will need to seek to address its significant short- and long-term liquidity shortfall through various measures, which may include further debt restructuring, sale of assets on an expedited basis, the surrender of collateral to certain of our lenders and further reduction of overhead generally. However, we are not able to provide any assurance that, without a significant equity transaction, the Company will be able to satisfy its short-term or long-term liquidity needs. In addition, as we are seeking to finalize and complete an equity transaction, we will need access to further advances under our construction lines, further extensions of terms by construction-related creditors and access to further bridge financing. We believe that upon executing and announcing a definitive agreement with respect to an equity transaction that we will be able to work with various of our lenders and lessors pending the closing and funding of the equity transaction. However, we can provide no assurance that we will be able to reach an accommodation with all of our lenders and lessors to accomplish this objective.

IMPACT OF INFLATION

To date, inflation has not had a significant impact on us. Inflation could, however, affect our results of operations due to our dependence on our senior resident population who rely on liquid assets and relatively fixed incomes to pay for our services. As a result, we may not be able to increase residence service fees to account fully for increased operating expenses. In structuring our fees, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to anticipate fully or otherwise respond to any future inflationary pressures. In addition, given the significant amount of construction and development activity which we anticipate, inflationary pressures could affect our cost of new product deployment and financing. There can be no assurances that financing will be available on terms acceptable to us.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors cause fluctuations in our earnings and cash flows.

We performed a sensitivity analysis which presents the hypothetical change in fair value of those financial instruments held by us at December 31, 1999 which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one percentage point parallel shift in the yield curve. The fair value of the debt included in the analysis is $337.0 million. Although not expected, a one percentage point change in the interest rates would have caused our annual interest expense to change by approximately $3.4 million. Accordingly, a significant increase in London Inter Bank Offered Rate ("LIBOR") could have a material adverse effect on our earnings.

Although a majority of the debt and lease payment obligations we have as of, or during the twelve months ended, December 31, 1999 are not subject to floating interest rates, indebtedness that we may incur in the future may bear interest at a floating rate. Debt and annual operating lease payment obligations will continue to increase significantly as we complete our pending development and construction activity. We expect to refinance $130.8 million of our fixed rate debt in 2000 and, as a result, convert this into variable rate debt.

We do not presently use financial derivative instruments to manage our interest costs. We do not use foreign currency exchange rate forward contracts or commodity contracts and do not have foreign currency exposure as of December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                        Page
                                                                                                       ------
ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES:
      Independent Auditors' Report..................................................................     28

      Consolidated Balance Sheets, as of December 31, 1999 and 1998.................................     29

      Consolidated Statements of Operations for Years Ended December 31, 1999, 1998 and 1997........     30

      Consolidated Statements of Changes in Stockholders' Equity for Years Ended December 31,
          1999, 1998 and 1997.......................................................................     31

      Consolidated Statements of Cash Flows for Years Ended December 31, 1999, 1998 and 1997........     32

      Notes to Consolidated Financial Statements....................................................    33-47

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Alterra Healthcare Corporation:

We have audited the accompanying consolidated balance sheets of Alterra Healthcare Corporation and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the cost of start-up activities.


KPMG LLP

Chicago, Illinois
March 29, 2000

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)


                                                                                    1999             1998
                                                                               -------------     ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents............................................        $   18,728       $  40,621
    Accounts receivable, net.............................................             7,150           4,045
    Pre-opening costs, net of amortization...............................                --           7,856
    Notes receivable, net................................................            32,530          10,986
    Land held for sale...................................................             9,501              --
    Other current assets.................................................            41,320          27,344
                                                                               -------------     ------------
        Total current assets.............................................           109,229          90,852
                                                                               -------------     ------------
Property and equipment, net..............................................           863,163         640,211
Restricted cash and investments..........................................            28,325           4,504
Goodwill, net............................................................             5,106           5,243
Other assets.............................................................            55,574          37,000
                                                                               -------------     ------------
        Total assets.....................................................        $1,061,397       $ 777,810
                                                                               =============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current installments of long-term obligations........................        $    9,945       $   4,376
    Short-term notes payable.............................................            29,009           8,363
    Accounts payable - trade.............................................            11,036           9,954
    Accounts payable - construction......................................             6,616          18,712
    Accrued expenses.....................................................            37,972          15,723
    Deferred rent and refundable deposits................................             9,199           5,419
                                                                               -------------     ------------
           Total current liabilities.....................................           103,777          62,547
                                                                               -------------     ------------
Long-term obligations, less current installments.........................           563,072         286,984
Convertible debt.........................................................           228,600         228,600
Deferred gain on sale and other..........................................            11,592          18,347
Minority interest........................................................             3,713           4,220
Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
      none issued or outstanding.........................................                --              --
    Common  stock,  $.01 par value;  100,000,000  shares  authorized;
       issued  22,111,671 shares of which 22,100,032 were outstanding
       on  December   31,  1999  and   22,030,097   shares  of  which
       22,018,458 were outstanding on December 31, 1998..................               221             220
    Treasury stock, $.01 par value; 11,639 shares in 1999 and 1998.......              (163)           (163)
    Additional paid-in capital...........................................           179,362         178,026
    Accumulated deficit..................................................           (28,777)           (971)
                                                                               -------------     ------------
        Total stockholders' equity.......................................           150,643          177,112
                                                                               -------------     ------------
        Total liabilities and stockholders' equity.......................        $1,061,397       $  777,810
                                                                               =============     ============







          See accompanying notes to consolidated financial statements.

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               1999             1998              1997
                                                                            ---------         ---------       -----------
Revenue:
    Resident service fees............................................        $349,770         $ 235,909       $   128,856
    Other............................................................          26,411             8,514             1,888
                                                                             --------         ---------       -----------
Operating revenue....................................................         376,181           244,423           130,744

Operating expenses (income):
    Residence operations.............................................         224,213           147,931            81,558
    Lease expense....................................................          69,375            44,174            25,524
    Lease income ....................................................         (25,507)           (4,915)               --
    General and administrative.......................................          44,898            23,200            22,168
    Depreciation and amortization....................................          21,178            19,730             9,271
    Non-recurring charge (Note 5)....................................          47,280                --             4,656
                                                                             --------         ---------       -----------
        Total operating expenses.....................................         381,437           230,120           143,177
                                                                             --------         ---------       -----------
Operating (loss) income..............................................          (5,256)           14,303           (12,433)

Other (expense) income:
    Interest expense, net............................................         (35,938)          (11,024)           (3,932)
    Equity in losses of unconsolidated affiliates....................          (1,442)              (31)             (226)
    Other expense....................................................             (20)             (170)             (112)
    Minority interest in losses of consolidated
      subsidiaries...................................................           4,018            20,610             8,440
                                                                             --------         ---------       -----------
        Total other (expense), income, net...........................         (33,382)            9,385             4,170
                                                                             --------         ---------       -----------
(Loss) income before income taxes and the cumulative effect of a change
   in accounting principle...........................................         (38,638)           23,688            (8,263)

Income tax benefit (expense).........................................          14,669            (3,136)               --
                                                                             --------         ---------       -----------
(Loss) income before the cumulative effect of a change in accounting
   principle.........................................................         (23,969)           20,552            (8,263)
                                                                             --------         ---------       -----------
Cumulative effect of change in accounting principle (net of tax
benefit) ............................................................          (3,837)               --                --
                                                                             --------         ---------       -----------
Net (loss) income....................................................        $(27,806)        $  20,552       $    (8,263)
                                                                             ========         =========       ===========

(Loss) income per share before change in accounting principle:
    Basic............................................................        $  (1.09)        $    0.94       $     (0.44)
                                                                             ========         =========       ===========
    Diluted..........................................................        $  (1.09)        $    0.92       $     (0.44)
                                                                             ========         =========       ===========

Net (loss) income per share:
    Basic............................................................        $  (1.26)        $    0.94       $     (0.44)
                                                                             ========         =========       ===========
    Diluted..........................................................        $  (1.26)        $    0.92       $     (0.44)
                                                                             ========         =========       ===========

Weighted average common shares outstanding:
    Basic............................................................          22,088            21,905            18,651
                                                                             ========         =========       ===========
    Diluted..........................................................          22,088            24,145            18,651
                                                                             ========         =========       ===========

          See accompanying notes to consolidated financial statements.

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)


                                                  COMMON STOCK, TREASURY STOCK
                                                         AND ADDITIONAL
                                                         PAID-IN CAPITAL
                                                 --------------------------------

                                                     SHARES                            ACCUMULATED
                                                   OUTSTANDING        AMOUNTS            DEFICIT             TOTAL
                                                 ---------------     ------------    ---------------     ------------
BALANCES AT DECEMBER 31, 1996..................           18,539         $104,324          $(13,260)         $ 91,064
                                                 ---------------     ------------    ---------------     ------------

Proceeds from issuance of common stock.........            2,800           60,744                 --           60,744
Shares issued - options exercised..............               52              352                 --              352
Net loss.....................................                 --               --            (8,263)           (8,263)
                                                 ---------------     ------------    ---------------     ------------
BALANCES AT DECEMBER 31, 1997..................           21,391         $165,420          $(21,523)         $143,897
                                                 ---------------     ------------    ---------------     ------------

Proceeds from issuance of common stock.........              427            9,331                 --            9,331
Shares issued - options exercised..............              201            3,332                 --            3,332
Net income.....................................               --               --           20,552             20,552
                                                 ---------------     ------------    ---------------     ------------
BALANCES AT DECEMBER 31, 1998..................           22,019         $178,083          $  (971)         $177,112
                                                 ---------------     ------------    ---------------     ------------

Shares issued - options exercised..............               81            1,337                 --            1,337
Net loss.......................................               --               --           (27,806)          (27,806)
                                                 ---------------     ------------    ---------------     ------------
BALANCES AT DECEMBER 31, 1999..................           22,100         $179,420          $(28,777)         $150,643
                                                 ===============     ============    ===============     ============



          See accompanying notes to consolidated financial statements.

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                          1999          1998        1997
                                                                        ---------    ---------    ---------
Cash flows from operating activities:
  Net (loss) income .................................................   $ (27,806)   $  20,552    $  (8,263)
Adjustment to reconcile net (loss) income  to net cash provided by
(used in) operating activities:
  Depreciation and amortization .....................................      21,178       19,730        9,271
  Amortization of deferred financing ................................       3,679        1,593          123
  Deferred income taxes .............................................     (16,732)      (6,468)          --
  Equity in net loss from investments in unconsolidated affiliates ..       1,442           31          226
  Minority interest in losses of consolidated subsidiaries ..........      (4,018)     (20,610)      (8,440)
  Tax effect of stock options exercised .............................         537        1,709           --
  Increase in net resident receivable ...............................      (3,106)      (2,213)      (4,333)
  Decrease (increase) in pre-opening costs ..........................       7,856      (11,965)      (3,097)
  Increase in income tax receivable .................................      (5,557)          --           --
  (Increase) decrease in other current assets .......................      (7,569)       3,347       (7,899)
  Increase in accounts payable trade ................................       1,082        4,077         (180)
  Increase (decrease) in accrued expenses ...........................      10,011         (729)       8,583
  (Decrease) increase in accrued merger charges .....................        (340)      (5,151)       5,863
  Increase in accrued development reduction charge ..................      13,348           --           --
  Changes in other assets and liabilities, net ......................      11,353       (8,971)         339
                                                                        ---------    ---------    ---------
Net cash provided by (used in) operating activities .................       5,358       (5,068)      (7,807)
                                                                        ---------    ---------    ---------

Cash flows from investing activities:
  Payments for property, equipment and project development costs ....    (181,794)    (372,289)    (286,487)
  Net proceeds from sale of property and equipment ..................      18,263           --        2,188
  Increase in notes receivable, net of reserve.......................     (21,544)     (10,986)          --
  Acquisitions of  facilities, net of cash ..........................     (21,806)     (49,509)     (23,189)
  Changes in investments in and advances to unconsolidated affiliates          --       (4,682)      (1,148)
  Purchase of limited partnership interests .........................     (64,355)     (27,053)      (5,590)
  Increase in long-term investments .................................     (23,821)         (69)      (1,600)
  Decrease (increase)  in short-term investments ....................          --       90,000      (90,000)
                                                                        ---------    ---------    ---------
Net cash used in investing activities ...............................    (295,057)    (374,588)    (405,826)
                                                                        ---------    ---------    ---------

Cash flows from financing activities:
  Repayments of short-term borrowings ...............................      (1,130)     (15,537)     (34,335)
  Repayments of long-term obligations ...............................     (78,258)     (53,089)     (53,887)
  Proceeds from issuance of debt ....................................     273,049      216,286      145,943
  Proceeds from issuance of convertible debt ........................          --       18,600      175,000
  Payments for financing costs ......................................      (8,550)      (8,932)      (7,131)
  Proceeds from sale/leaseback transactions .........................      78,387      145,669      160,748
  Issuance of common stock and other capital contributions ..........         797       10,710       61,285
  Contributions by minority partners and minority stockholders ......       3,511       26,732        6,393
                                                                        ---------    ---------    ---------
Net cash provided by financing activities ...........................     267,806      340,439      454,016
                                                                        ---------    ---------    ---------

Net (decrease) increase in cash and cash equivalents ................     (21,893)     (39,217)      40,383
                                                                        ---------    ---------    ---------

Cash and cash equivalents:
  Beginning of  year ................................................      40,621       79,838       39,455
                                                                        ---------    ---------    ---------
  End of  year ......................................................   $  18,728    $  40,621    $  79,838
                                                                        =========    =========    =========

Supplemental disclosure of cash flow information:
  Cash paid for interest, including amounts capitalized .............   $  46,523    $  27,631    $  11,660
                                                                        =========    =========    =========
  Cash paid during year for income taxes ............................   $   1,424    $   5,219    $      94
                                                                        =========    =========    =========


          See accompanying notes to consolidated financial statements.

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


 (1)    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (A)       BUSINESS

                  Alterra Healthcare Corporation (the "Company") develops, owns, and operates assisted living residences. As of December 31, 1999, the Company operated and managed 450 residences with approximate capacity to accommodate 20,700 residents located throughout the United States.

        (B)       PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of the Alterra Healthcare Corporation and its majority-owned subsidiaries. Results of operations of the majority-owned subsidiaries are included from the date of acquisition. All significant intercompany balances and transactions with such subsidiaries have been eliminated in the consolidation. Investments in other affiliated companies in which the Company has a minority ownership position are accounted for on the equity method.

                  Included in the consolidated financial statements are the accounts of certain wholly owned subsidiaries that have been formed as "special purpose entities" (SPEs) in accordance with the requirements of certain of the Company's lenders. Mortgage lenders imposing SPE requirements typically require that, in connection with providing mortgage financing with respect to a pool of residences, the residences actually be owned by one or more SPEs, which become the borrower or borrowers under the mortgage financing arrangement. Although lender requirements with respect to such SPEs vary, a SPE typically is required to maintain separate corporation records and books of account, not commingle its assets with those of the parent company, have a separate board of directors from the parent company, (including at least one individual board member who is independent of the parent company), maintain arm's length relationships with the parent company, not guarantee or become obligated for the debts of any other entity, including the parent company, or to hold its credit as being available to satisfy the obligations of others and not pledge its assets for the benefit of any other entity, including the parent company. Given the separate corporate existence of these SPEs and the fact that the assets of each SPE are subject to the prior claims of the individual creditors of the SPE, neither the creditors nor stockholders of the Company (or of any other of its subsidiaries) have any right to the assets of these SPEs except indirectly by virtue of its (or the subsidiary's) equity interest in such SPEs. SPEs included in the consolidated financial statements include ALS Venture I, Inc. (which owns 19 residences), ALS Venture II, Inc. (which owns 28 residences), ALS Financing, Inc. (which owns 5 residences) and ALS Financing II, Inc. (which owns 7 residences and holds a leasehold interest in one residence and an equitable interest in one residence pursuant to an installment sale contact), AHC Properties, Inc (which owns 10 residences), ALS National SPE I, Inc. (which owns 5 residences), ALS Kansas, Inc. (which owns 7 residences), ALS National, Inc. (which owns 2 residences), ALS West, Inc. (which owns 14 residences), ALS Kenosha, Inc. (which owns 1 residence), ALS Olathe I, Inc. (which owns 1 residence), AHC Purchaser, Inc. (which owns 19 residences), and AHC Tenant, Inc. (which leases 26 residences).

        (C)       USE OF ESTIMATES

                  The Company's financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        (D)       RECENT ACCOUNTING PRONOUNCEMENTS

                  In April 1998, the AICPA issued Statement of Position No. 98-5 "Reporting on the Costs of Start-up Activities." This statement provides guidance on the financial reporting of start-up activities and organization costs. It requires that costs of start-up activities and organization costs be expensed when incurred. The Company adopted the statement effective January 1, 1999, and reported the impact as a cumulative effect of a change in accounting principle. As of December 31, 1999, the effect of adoption of this statement resulted in an after tax charge to earnings of approximately $3.8 million, or $0.17 per diluted share.

                  In September of 1998 the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's fiscal year 1999. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company currently does not participate in any hedging activities. However, the Company will assess the impact of this new statement on any future hedging transactions.

         (E)      CASH EQUIVALENTS

                  The Company considers all highly liquid investments with original maturities of less than ninety days to be cash equivalents for purposes of the consolidated financial statements.

         (F)      FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF
                  CREDIT RISK

                  The Company determines fair value of financial assets based on quoted market values. The fair value of debt is estimated based on quoted market values, where available, or on current rates offered to us for debt of the same maturities.

                  The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and short-term investments. The Company places its funds into high credit quality financial institutions and, at times, such funds may be in excess of the Federal Deposit Insurance Corporation limits.

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

                  Goodwill represents the costs of acquired net assets in excess of their fair market values. Amortization of goodwill is computed using the straight-line method over the expected periods to be benefited, generally 40 years. The Company's management periodically evaluates goodwill for impairment based upon expectations of undiscounted cash flows in relation to the net capital investment in the entity. Accumulated amortization of goodwill was $586,485 and $449,649 as of December 31, 1999 and 1998, respectively.

         (H)      DEFERRED FINANCING COSTS

                  Financing costs related to the issuance of debt are capitalized and included in other assets, and are amortized to interest expense using the effective-interest method over the term of the related debt.

         (I)      REVENUE

                  Revenue, which is recorded when services are rendered, consists primarily of resident service fees which are reported at net realizable amounts. Other revenue consists of the following components (in thousands):

                                                                        1999               1998              1997
                                                                    --------------       ----------        ----------
                      Management fees.............................        $22,956           $5,676            $1,287
                      Franchise fees..............................          2,290            1,545               305
                      Development  fees...........................          1,165            1,293               296
                                                                    --------------       ----------        ----------
                        Total other revenue.......................        $26,411           $8,514            $1,888
                                                                    ==============       ==========        ==========

                  Management fees are recognized based on the terms of the management agreements in place for managed residences owned by third parties and those operated under unconsolidated joint venture arrangements. Fees are generally recognized based on a percentage of stabilized revenues. Fees are recognized during the start up period to offset costs to hire and train staff, licensing and other activities, as well as after managed residences are open and operating.

                  Franchise fees are recognized based on the applicable franchise agreements which charge fees for the right to use Company brand names and operating systems. Fees are recognized based on a fixed fee when franchised residences open and a percentage of revenue once in operation.

                  Development fees are recognized based on the applicable agreements whereby the Company receives fees for construction of Company prototype buildings for the benefit of third parties. These fees are recorded during the construction period based on achievement of certain milestones as defined in the development agreement.

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

         (K)      NET INCOME (LOSS) PER COMMON SHARE

                  The Company presents both basic and diluted earnings per share, where applicable. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company. Common stock equivalents were anti-dilutive in 1999 and 1997, accordingly, basic and diluted loss per share amounts were the same.

         (L)      RECLASSIFICATIONS

                  Certain reclassifications have been made to the 1998 and 1997 financial statements to conform with the 1999 presentation.

(2)      ACQUISITIONS AND DEVELOPMENT JOINT VENTURE

         The Company completed the following acquisitions during 1998:

              - An assisted living residence located in Southern California in March 1998;

              - Seven assisted living residences located in Kansas in September 1998 acquired from a franchisee of the Company;

              - Two assisted living residences located in Wisconsin, one of which was still under construction, in September 1998.

         The aggregate purchase price for all 1998 acquisitions totaled $62.8 million, $49.5 million of which was paid in cash and the remainder was debt assumed by the Company. All 1998 acquisitions have been accounted for using the purchase method.

         During 1999, the Company completed the following acquisitions:

              -   An assisted living residence located in Wisconsin in May 1999;

              - A leasehold interest in an assisted living residence located in Washington in October 1999 accounted for as an operating lease;

              - A leasehold interest in an assisted living residence located in California in November 1999 accounted for as a capital lease.

         The Company also consummated a synthetic lease transaction relating to 26 assisted living and Alzheimer's/dementia care residences that were previously owned and operated by Manor Care, Inc. and its affiliates (the "Transaction") in July and September 1999. Pursuant to the Transaction, an affiliate of a commercial bank acquired the 26 residences for an aggregate purchase price of approximately $189.1 million (including closing costs) and simultaneously leased the 26 residences to AHC Tenant, Inc., a wholly-owned subsidiary of the Company. The Company's lease of these 26 residences has a term of ten years, reflects initial rental based on a lease constant of 9.93% and contains an option to purchase the 26 residences at the end of the lease term for a pre-negotiated fixed price. For financial accounting purposes, leases for 17 of the residences have been treated as operating leases and leases for nine residences were treated as capital leases. The Company recorded $53.2 million of property and equipment and $53.2 million of long term obligations upon completion of the transaction related to these capital leases. As part of this Transaction, the Company entered into 26 joint venture arrangements with a third party investor which owns 99% of each joint venture. The joint ventures sublease the real estate from AHC Tenant, Inc. The Company manages these residences on behalf of the joint ventures.

         The aggregate purchase price for all 1999 acquisitions and synthetic lease transaction totaled $198.4 million, $21.8 million of which was paid in cash and the remainder was debt and lease obligations assumed by the Company. All 1999 acquisitions have been accounted for using the purchase method.

         The Company entered into the following significant joint ventures during 1999:

         Manor Care, Inc. and the Company established a joint venture to develop up to $500 million of Alterra-branded Alzheimer's/dementia care and assisted living residences in Manor Care's core markets over the next three to five years. The Company began joint development under this arrangement in the second quarter of 1999 with plans to continue joint development activities over a three to five year period. As of December 31, 1999, 43 residences have been contributed to this development joint venture; 13 of these residences were open as of December 31, 1999 with the remainder in various states of construction. The Company has a 5% ownership interest in this joint venture and certain call option rights and put option obligations with respect to the equity interests held by joint venture partners.

         The joint venture had $200 million of debt financing commitments from a bank syndicate available of which $50.7 million was outstanding at December 31, 1999 primarily relating to the 13 residences open at December 31, 1999. This debt is guaranteed by both Manor Care Inc. and the Company. The Company had $24.7 million in notes receivable outstanding as of December 31, 1999 relating primarily to construction costs on the 23 residences contributed by the Company not open as of December 31, 1999. This receivable was to be satisfied through the funding of the in-place bank financing.

         On March 30, 2000, the Company and Manor Care, Inc. agreed to amend the original $200 million financing commitment and lower the commitment to $60 million. As a result, the Company has established a reserve of $5.0 million against the $24.7 million note receivable as of December 31, 1999. Of the $5.0 million reserve, $1.7 million relates to management fees previously recorded as revenue by the Company per the original agreement. The remaining $3.3 million represents reserves against construction and development costs already incurred associated with a portion of the residences which the Company does not plan to continue developing. In addition, $2.0 million of the $10.6 million reserve established for future costs associated with development activity relates to anticipated additional costs incurred on development projects currently in this joint venture for which the Company now plans to terminate construction and dispose of the land.

(3)      NOTES RECEIVABLE

         Notes receivable represent balances due from third party investors. The Company funds construction and working capital on behalf of the third parties and anticipates payment upon the closing of construction financing on these properties. The $32.5 million of notes receivable is net of a $5.0 million reserve (See Note 2).

(4)      LAND HELD FOR SALE AND OTHER CURRENT ASSETS

         Land held for sale represents the net realizable value of 25 sites the Company has decided not to develop and are currently offered for sale (see Note 5).

         Other current assets are comprised of the following at December 31 (in thousands):

                                                                  1999            1998
                                                               ------------    -----------
         Supply inventory..................................        $ 9,502        $ 7,511
         Restricted cash...................................          7,191          9,313
         Deferred tax......................................          5,708          2,346
         Income tax refund receivable......................          5,557             --
         Prepaid expenses..................................          2,782          4,648
         Other current assets..............................         10,580          3,526
                                                               ------------    -----------
             Total other current assets....................        $41,320        $27,344
                                                               ============    ===========

(5)      PROPERTY AND EQUIPMENT

         A summary of property and equipment at December 31 follows (in thousands):

                                                          1999           1998
                                                        ---------      ---------
         Land and improvements ....................     $  70,916      $  55,037
         Buildings and leasehold improvements             656,267        407,631
         Furniture, fixtures, and equipment .......        84,941         55,655
         Construction in progress .................        92,741        142,433
                                                        ---------      ---------
         Total property and equipment .............       904,865        660,756
         Less accumulated depreciation ............       (41,702)       (20,545)
                                                        ---------      ---------
         Property and equipment, net ..............     $ 863,163      $ 640,211
                                                        =========      =========

         At December 31, 1999, property and equipment includes $67.4 million of buildings and improvements held under capital leases. The related accumulated amortization totaled $945,689 at December 31, 1999.

         Interest is capitalized in connection with the construction of residences and is amortized over the estimated useful lives of the residences. Interest capitalized in 1999, 1998 and 1997 was approximately $10.3 million, $13.8 million and $6.7 million, respectively.

         During the fourth quarter of 1999, management reviewed development projects not yet in construction and, in light of the competitive environment and tighter capital markets, implemented a plan to exit or defer a substantial portion of these projects. The plan to exit these activities, including writing off costs, reclassification of land to land held for sale and the closing of our construction subsidiary has commenced. The write off of $28.4 million for costs already incurred on development projects that will not be completed was charged to operations, a reserve of $8.6 million was established for costs related to exiting these activities, a reserve was established for the employee costs and lease obligations associated with closing down our construction subsidiary and related activities at the national office. The Company also established a $7.0 million reserve related to projects currently in a development joint venture with Manor Care, Inc. which is discussed further in Note 2. In addition, the Company recorded other charges as set forth in the following table, including a charge for failed acquisitions, corporate downsizing, office relocation costs, and additional asset write-off due to the relocation of the Company's national headquarters. The following is a summary of the non-recurring charge and other one-time charges (in thousands):



Non-recurring Charge:                                                        1999
                                                                           -------
Exiting construction and development activities....................        $28,400
Construction and development costs related to exit.................          8,600
Employee costs and lease obligations...............................          2,800
Other..............................................................            480
                                                                           -------
   Restructuring charge                                                    $40,280
                                                                           -------

Reserve related to development joint venture costs                           7,000
                                                                           -------
Total non-recurring charge                                                 $47,280
                                                                           =======
Other:
Write-off of failed acquisitions, corporate downsizing, and office
relocation costs..................................................         $ 2,300
Write-off of deferred financing commitment fees...................           2,700
Write-off of assets due to national office relocation.............             600
                                                                           -------
                                                                           $ 5,600
                                                                           =======

         Other one time charges of $2.3 million were recorded in general and administrative expenses, $600,000 in depreciation and amortization, and $2.7 million in interest expense in the fourth quarter of 1999.

         Construction in progress consisted principally of costs related to the construction of assisted living residences with outstanding construction commitments totaling between $65.0 million and $70.0 million and $93.9 million at December 31, 1999 and 1998.

(6)      UNCONSOLIDATED AFFILIATES AND MANAGED RESIDENCES

         The Company manages residences primarily in the start-up or lease-up phases of operations in which it either has no ownership or a minority ownership position, typically less than 10%. Historically, the Company has subsequently elected to purchase or acquire the remaining ownership interest in a majority of these residences, at which point the residences are included in consolidated operating results. As of December 31, 1999, the Company owned minority interests in entities owning or leasing (and also manages) 87 residences and managed 14 other residences. As of December 31, 1998, the Company owned minority equity interests in entities owning or leasing (and also manages) 49 residences and managed 17 other residences. Included in other liabilities of the Company's balance sheet are net advances from the affiliates of $1.6 million and $2.0 million as of December 31, 1999 and 1998, respectively.

         The results of operations of these unconsolidated and managed residences for 1999, 1998 and 1997 are as follows (in thousands):

                                                   1999          1998          1997
                                                 --------      --------      --------
        Residence service fees ...............  $  58,409      $ 20,693      $  7,268
        Residence operation expenses               65,374        18,602         5,692
                                                 --------      --------      --------
        Residence (loss) profit ..............     (6,965)        2,091         1,576

        Management fee expense ...............     24,133         5,220         1,583
        Financing expense ....................     28,660        12,551         2,367
                                                 --------      --------      --------
        Loss before tax ......................   $(59,758)     $(15,680)     $ (2,374)
                                                 ========      ========      ========

         Financing expense on these residences includes $25.5 million and $4.9 million of lease expense in 1999 and 1998, respectively, which represents lease income to the Company from these residences. The Company retains ownership in the underlying assets and then leases the assets to the unconsolidated and managed affiliates.

         Included in the results above are six residences managed pursuant to an agreement with an affiliate under which the Company provides payroll processing and financial statement preparation services for a partnership that is 50% owned by an officer and a stockholder. Under the terms of this agreement, the Company charged an annual fee of $10,000 in 1999 and $10,000 in 1998 for provision of such management services.

(7)      RESTRICTED CASH AND INVESTMENTS

         Restricted cash and investments consist of certificates of deposit restricted as collateral for lease arrangements and debt service reserves with interest rates ranging from 4.0% to 5.5% and maturities ranging from 1.5 years up to 10 years.

(8)      OTHER ASSETS

         Other assets are comprised of the following at December 31 (in thousands):

                                                                    1999            1998
                                                                 ----------     ------------
         Deferred financing costs, net............                 $23,242          $18,290
         Deferred tax.............................                  12,645            5,114
         Lease security deposits..................                   9,663            5,685
         Organizational and other costs, net......                      --            2,631
         Deposits and other.......................                  10,024            5,280
                                                                 ----------     ------------
             Total other assets...................                 $55,574          $37,000
                                                                 ==========     ============


(9)      LONG-TERM DEBT, CAPITAL LEASES, AND FINANCING OBLIGATIONS

         Long-term debt, capital leases, and financing obligations consist of the following at December 31 (in thousands):

                                                                                 1999           1998
                                                                              -----------    ------------
           5.25% convertible subordinated debentures due December 15,
           2002, callable by the Company on or after December 31, 2000....     $143,750        $143,750

           7.00% convertible subordinated debentures due June 1, 2004,
           callable by the Company on or after June 15, 2000..............       50,000          50,000

           6.75% convertible subordinated debentures due June 30, 2006,
           callable by the Company on or after July 15, 1999..............       34,850          34,850
                                                                            -----------    ------------

                   Total convertible debt.................................     $228,600        $228,600
                                                                            -----------    ------------

           Mortgages payable, due from 2000 through 2022; weighted
           average interest rates of  8.04%.............................       $471,319        $280,219

           Capital lease obligation payable through 2009;  weighted
           average interest rate of 9.93%.................................       53,079              --

           Capital lease obligation payable through 2004; weighted
           average interest rate of 10.00%................................       14,299              --

           Serial and term revenue bonds maturing serially from 1999
           through 2013; interest rates ranging from 4.00% to 9.50%.......        4,320           6,761

           Bridge loan financing at 8.00% interest........................       30,000              --

           Sale/leaseback financing obligation, variable interest at the
           11th District FHLB rate plus 2-3/4%, payable in monthly
           installments, due 2000.........................................           --           4,227

           Other..........................................................           --             153
                                                                            -----------    ------------
                 Total long-term obligations..............................      801,617         519,960
           Less current installments......................................        9,945           4,376
                                                                            -----------    ------------
                   Total long-term obligations, less current
                   installments...........................................     $791,672        $515,584
                                                                            ===========    ============

         The mortgages payable and capital lease obligations are secured through security agreements and guarantees by the Company. In addition, certain security agreements require the Company to maintain collateral and debt reserve funds. These funds, which are recorded as restricted cash and long-term investments, consist of certificates of deposit and restricted cash required to be maintained from 1999 through 2009.

         At December 31, 1999, the Company has outstanding $3.4 million of mortgage notes payable that were assumed in conjunction with non-cash acquisition activities in 1999.

         In December 1999, the Company entered into a bridge loan arrangement with an affiliated group (the "Bridge Lender") in connection with the Company's repurchase of 19 Alterra residences then leased from a health care REIT (the "REIT Residences"). Pursuant to this arrangement, the Company borrowed $14.0 million (the "Tranche A Loan") for working capital purposes and $30.0 million (Tranche B Loan") as bridge financing for its initial purchase of seven REIT Residences in December 1999. The Tranche A Loan has a term of up to 12 months and bore interest at an initial annual rate of 8% for the first three months, 9% for the next three months and increasing thereafter by 0.5% per month. The Tranche A Loan is secured by mortgages on certain land and a stock pledge of a subsidiary corporation (the "Holding Subsidiary") formed to serve as the holding company for the subsidiary formed to acquire the REIT Residences. The Tranche B Loan had a term of up to six months, bore interest at an annual rate of 10% for the first three months and at a rate escalating by 0.5% per month thereafter. The Tranche B Loan was secured by mortgages on the seven REIT Residences acquired with the proceeds from the Tranche B Loan.

         In February 2000, the Company acquired the remaining 12 REIT Residences. In connection therewith, the Company obtained $60.0 million of mortgage financing from one of its bank lenders, and utilized $30.0 million of the proceeds to purchase the 12 REIT Residences and $30.0 million to repay the Tranche B Loan.

         In connection with this bridge loan arrangement, the Bridge Lender was paid commitment and loan fees aggregating $820,000, acquired a $1.0 million redeemable, convertible preferred stock interest in the Holding Subsidiary and was given the right to co-invest in certain future Alterra equity transactions by converting its Tranche A Loan receivable into an equity investment in Alterra. The Holding Subsidiary preferred stock acquired by the Bridge Lender accrues dividends at 8% per annum, is convertible at any time after December 31, 2000 into common shares of the Holding Subsidiary representing approximately 35% of the outstanding common stock of the Holding Subsidiary and may be redeemed by Holding Subsidiary at any time for an amount equal to the fair market value of the Subsidiary Preferred at that time provided that such fair market value shall in no event exceed the sum of (i) its stated value of $1.0 million (ii) the accrued and unpaid dividends thereon and (iii) a redemption premium of $1.5 million if redeemed on or before March 31, 2000, increasing by $300,000 per month thereafter.

         One member of the Board of Directors of the Company, and certain of his affiliates, hold equity interests in the Bridge Lender.

         We expect to refinance $130.8 million of our fixed rate debt in 2000 and, as a result, convert this into variable rate debt. See "Quantitative and Qualitative Disclosures about Market Risk."

         Principal payments on long-term debt, capital leases, and financing obligations for the next five years and thereafter are as follows (in thousands):

2000.............................................................        $  9,945
2001.............................................................           4,601
2002.............................................................         155,695
2003.............................................................          27,335
2004.............................................................          55,228
Thereafter.......................................................         548,813
                                                                       -----------
Total long-term debt, capital leases, and financing obligations..        $801,617
                                                                       ===========

(10)     ACCRUED EXPENSES

         Accrued expenses are comprised of the following at December 31 (in thousands):

                                                                               1999          1998
                                                                            -----------    ----------
         Accrued charges related to exiting development activity.....          $13,348       $    --
         Accrued salaries and wages..................................            6,016         4,780
         Accrued vacation............................................            4,671         2,819
         Accrued property taxes......................................            3,131         2,562
         Accrued interest............................................            3,036         1,295
         Other.......................................................            7,770         4,267
                                                                            -----------    ----------
             Total accrued expenses..................................          $37,972       $15,723
                                                                            ===========    ==========

(11)     SHORT-TERM NOTES PAYABLE

         As of December 31, 1999 short-term notes payable consist of a $15.0 million unsecured line of credit bearing interest at the then current prime rate and a $14.0 Tranche A Loan obtained from the Bridge Lender (see Note 9).

         As of December 31, 1998, short-term notes payable consisted of a $5.0 million line of credit bearing interest at the then current prime rate and $3.4 million of notes payable to a health care real estate investment trust which were subsequently repaid upon repurchase of seven buildings in December 1999.


(12)     STOCKHOLDERS' EQUITY

         In August 1996 the Company completed an initial public offering of 6,000,000 shares of common stock, of which 3,443,206 shares were sold by the Company and 2,556,794 shares were sold by existing stockholders. Net proceeds to the Company were approximately $40.0 million.

         In December 1997 the Company completed a second public offering of 2,800,000 shares of common stock. Net proceeds to the Company were approximately $61.0 million.

         On December 10, 1998, the Company entered into a Rights Agreement with American Stock Transfer & Trust Company, as Rights Agent, pursuant to which it declared and paid a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, $.01 par value per share (the "Preferred Shares"), of the Company at a price of $130.00 per one one-hundredth of a preferred share.

(13)     STOCK OPTION PLAN

         In 1995 the Company adopted a stock option plan (the "1995 Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The 1995 Plan authorizes grants of options to purchase up to 2,500,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Generally, stock options have 10-year terms, vest 25% per year, and become fully exercisable after four years from the date of grant.

         At December 31, 1999, 1,056,453 shares were available for grant under the 1995 Plan. The per share weighted-average fair value of stock options granted during 1999 and 1998 were $12.63 and $10.44 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumption: expected dividend yield 0.0%, risk-free interest rate of 5.0%, expected volatility of 63% for 1999 grants and 43% for 1998 grants and an expected life of 7 years.

         In conjunction with the 1997 merger of the Company and Sterling House Corporation, Sterling stock options that were outstanding were exchanged for options to purchase the Company's common stock, adjusted for the exchange ratio operative in the merger. Under the terms of the Sterling House Corporation 1995 Incentive Stock Option Plan, all options became vested and immediately exercisable as a result of the Sterling merger.

         For financial reporting, the Company applies the intrinsic value method of APB Opinion No. 25 in accounting for stock options and, accordingly, compensation cost has been recognized only for stock options granted below fair market value. Had the Company determined compensation cost based on the fair value method prescribed by SFAS

         No. 123 for stock options granted in 1999, 1998 and 1997, its net
         (loss) income and net (loss) income per share would have been increased (decreased) to the pro forma amounts indicated below, (in thousands, except per share data):

                               NET (LOSS) INCOME                         NET (LOSS) INCOME
                                                                             PER SHARE
                   ----------------------------------------     -------------------------------------
                      1999           1998          1997           1999         1998          1997
                   -----------    -----------    ----------     ---------    ---------    -----------
As reported......   $(27,806)        $20,552       $(8,263)      $(1.26)        $0.92        $(0.44)
Pro forma........   $(27,857)        $18,821      $(10,267)      $(1.26)        $0.78        $(0.55)

        Stock option activity during the periods indicated is as follows:

                                                                        WTD.-AVG.
                                                      NUMBER OF         EXERCISE
                                                       SHARES             PRICE
                                                    --------------    --------------
        BALANCE AT DECEMBER 31, 1997                    1,187,401            $ 9.43
            Granted......................                 893,801             19.77
            Exercised....................               (200,579)              8.15
            Forfeited....................                (42,997)             17.49
                                                    ------------          ---------
        BALANCE AT DECEMBER 31, 1998                    1,837,626            $14.45
            Granted......................                  20,100             18.75
            Exercised....................                (81,574)              9.66
            Forfeited....................               (180,114)             19.24
                                                    ------------          ---------
        BALANCE AT DECEMBER 31, 1999.....               1,596,038            $14.20
                                                    ==============        =========

         Stock options outstanding at December 31, 1999 are as follows:

                                                AVERAGE
     RANGE OF               NUMBER             REMAINING          WTD.-AVG.          NUMBER          WTD.-AVG.
     EXERCISE            OUTSTANDING          CONTRACTUAL         EXERCISE         EXERCISABLE        EXERCISE
      PRICES               12/31/99              LIFE               PRICE          AT 12/31/99         PRICE
--------------------    ---------------     ----------------     ------------     --------------    -------------
$ 0.00 -  0.09                11,007              5.8               $ 0.09             11,007           $ 0.09
$ 0.10 -  8.69               456,569              5.7                 5.56            434,861             5.41
$ 8.70 - 11.12                65,175              7.3                11.02             65,175            11.02
$11.13 - 17.94               278,328              6.9                14.23            192,833            14.62
$17.95 - 20.81               703,386              8.4                18.65            185,499            18.69
$20.82 - 29.56                81,573              7.4                28.59             27,318            28.01
                        ---------------     ----------------     ------------     --------------    -------------
              Total        1,596,038              7.2               $14.20            916,693           $11.04
                        ===============     ================     ============     ==============    =============

(14)     INCOME TAXES

         The components of the provision for income taxes for the years ended December 31 are as follows (in thousands):

                                                  1999             1998            1997
                                               ------------      ----------     -----------
         Income tax expense (benefit):
             Current:
                  Federal...............          $   (410)        $ 8,577       $   726
                  State.................                65           1,027           200
                                               ------------      ----------     -----------
             Total current..............              (345)          9,604           926

             Deferred:
                  Federal...............           (15,017)         (5,795)         (726)
                  State.................            (1,716)        (   673)         (200)
                                               ------------      ----------     -----------
               Total deferred...........           (16,733)         (6,468)         (926)
                                               ------------      ----------     -----------
               Total....................          $(17,078)        $ 3,136      $      --
                                               ============      ==========     ===========

        Deferred tax assets and liabilities consist of the following at December 31 (in thousands):

                                                           1999                1998
                                                       -------------       -------------
Deferred tax assets:
    Net operating loss carryforwards.............           $10,686              $1,154
    Development write-off........................            11,637                 ---
    Deferred gain sale/leaseback.................             2,825               5,392
    Accrued expenses.............................             3,129               2,140
    Investment in consolidated affiliates........             1,076               1,194
    Other........................................               449                  --
                                                       -------------       -------------
Total deferred tax assets........................           $29,802              $9,880
                                                       =============       =============

Deferred tax liabilities:
    Acquisition basis............................           $ 1,715             $ 1,715
    Depreciation.................................             8,894                 771
                                                       -------------       -------------
Deferred tax liabilities.........................           $10,609              $2,486
                                                       =============       =============

         During 1999, a final reconciliation of the 1998 tax return resulted in a depreciation reclassification. This reclassification reduced the current payable and increased the deferred tax liability by $5.4 million. The valuation allowance for deferred tax assets as of December 31, 1999 and 1998 was $0. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company believes that it is more likely than not that the deferred tax asset will be realized.

         The effective tax rate on income before income taxes varies from the statutory Federal income tax rate as follows:

                                       1999             1998            1997
                                    -----------      ------------    ------------
Statutory rate.............             35.0%            35.0%          (34.0)%
State taxes, net...........              2.3              4.0            (5.5)
Valuation allowance........             --              (28.7)           39.5
Other......................              0.7              2.9            --
                                    -----------      ------------    ------------
Effective tax rate.........             38.0%            13.2%            0.0%
                                    ===========      ============    ============

         The Company has approximately $27.4 million of tax net operating loss carryforwards at December 31, 1999. Any unused net operating loss carryforwards will expire commencing in the year 2007 through 2019. The utilization of net operating loss carryforwards may be further limited as to future use due to the change in control provisions in the Internal Revenue Code. In addition, the Company has alternative minimum tax credit carryforwards of approximately $136,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

(15)     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

         Cash and cash equivalents:

         The carrying amount approximates fair value because of the short maturity of those instruments.

         Restricted cash and long-term investments:

         The carrying amount approximates fair value because of the short maturity of the underlying investments. Restricted cash and long-term investments are classified as such because they are restricted as collateral for lease arrangements and debt service reserves.

         Short-term notes payable, mortgage notes payable, convertible debentures payable:

         The carrying amount of short-term notes payable approximates fair value because of the short maturity of those instruments.

         The carrying amount of mortgage notes payable approximates fair value because the stated interest rates approximate fair value.

         The fair value of the Company's convertible debentures is estimated based on quoted market prices. At December 31, 1999, the Company's convertible debentures had a book value of $228.6 million. Based on quoted market prices at December 31, 1999, the fair value of those convertible securities was estimated to be $130.0 million.

(16)     COMMITMENTS AND CONTINGENCIES

         The Company has entered into sale/leaseback agreements with certain REITs as a source of financing the development, construction, and to a lesser extent, acquisitions of assisted living residences. Under such agreements, the Company typically sells to the REIT one or more residences at a negotiated value and simultaneous with such sale the Company enters into a lease agreement for such residences. The initial terms of the leases vary from 10 to 15 years and include aggregate renewal options ranging from 15 to 30 years. The Company is responsible for all operating costs, including repairs, property taxes, and insurance. The annual minimum lease payments are based upon a percentage of the negotiated sales value of each residence. The residences sold in sale/leaseback transactions typically are sold for an amount equal to or less than their fair market value. The leases are accounted for as operating leases with any applicable gain or loss realized in the initial sales transaction being deferred and amortized into income in proportion to rental expense over the initial term of the lease.

         During 1998 the Company entered into sale and leaseback financing agreements with certain REITs for approximately $148.0 million with financing terms similar to the arrangements described above. Any gain or loss was deferred and will be amortized into income in proportion to rental expense over the initial term of the lease.

         During 1999 the Company entered into additional sale and leaseback financing arrangements with certain REITs for approximately $78.4 million with financing terms similar to the arrangements described above. Any gain or loss was deferred and will be amortized into income in proportion to rental expense over the initial term of the lease.

         The Company is required by certain REITs to obtain a letter of credit as collateral for leased residences. Outstanding letters of credit at December 31, 1999 and 1998 were $4.6 million and $4.3 million, respectively.

         In addition to leased residences, the Company leases certain office space and equipment under noncancelable operating leases from nonaffiliates that expire at various times through 2017. Rental expense on all such operating leases, including residences, for the years ended December 31, 1999, 1998, and 1997 was $69.4 million, $44.2 million and $25.5 million, respectively.

         Future minimum lease payments for the next five years and thereafter under noncancelable leases at December 31, 1999 are as follows (in thousands):

                                                                CAPITAL        OPERATING
                                                              -----------    -------------
2000.....................................................         $6,335         $ 80,321
2001.....................................................          6,377           80,502
2002.....................................................          6,412           80,507
2003.....................................................          6,406           80,511
2004.....................................................         21,435           80,516
Thereafter...............................................         76,273          384,344
                                                              -----------    -------------
Total minimum lease payment..............................       $123,238         $786,701
                                                                             =============
Less amount representing interest........................         55,860
                                                              -----------
Present value of net minimum capital lease payments......         67,378
Less current portion.....................................            397
                                                              -----------
Long-term capital lease obligations......................       $ 66,981
                                                              ===========

         The Company has an option under most of its joint venture arrangements to purchase the equity interests of its joint venture partners based upon agreed upon terms and conditions (call option). If the Company elects not to exercise this option, the joint venture partner can require the Company to buy out the joint venture partner's equity interest at the current fair market value (put option). Based on a number of assumptions, including assumptions as to the number of residences to be developed with joint venture partners, the timing of such development, the time at which such options will be exercised, and the fair market value of such residences at the date such options are exercised, the Company estimates that it may require approximately $75 million to $85 million to satisfy these purchase obligations during 2000.

(17)     EARNINGS PER COMMON SHARE

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


                                                                        YEARS ENDED DECEMBER 31,
                                                            ------------------------------------------------
                                                                1999              1998            1997
                                                            -------------    -------------    --------------
      Numerator:
        Numerator for basic earnings per share--net
          (loss) income.............................            $(27,806)         $20,552          $(8,263)
        Convertible debt interest add-back..........                  --            1,563               --
                                                            -------------    -------------    --------------
        Numerator for diluted earnings per
          share--net (loss) income..................            $(27,806)         $22,115          $(8,263)
                                                            =============    =============    ==============

      Denominator:
         Denominator for basic earnings per
         share--weighted average shares..............             22,088           21,905           18,651
         Effect of dilutive securities--stock
          options....................................                 --              523               --
         Effect of dilutive securities--convertible
          debt.......................................                 --            1,717               --
                                                            -------------    -------------    --------------

      Denominator for diluted earnings per
        share--adjusted  weighted-average shares and
        assumed conversions.........................              22,088           24,145           18,651
                                                            =============    =============    ==============

      Basic (loss) earnings per common share........              $(1.26)           $0.94          $ (0.44)
                                                            =============    =============    ==============

      Diluted (loss) earnings per common share......              $(1.26)           $0.92          $ (0.44)
                                                            =============    =============    ==============

(18)     SUBSEQUENT EVENTS

         In February 2000 the Company borrowed an additional $20.0 million from the Bridge Lender (see Note 9) by amending and increasing the amount borrowed under its Tranche A Loan. Upon amending the Tranche A Loan, the interest rate on this loan increased to 10% per annum. As additional security for the Tranche A Loan, the Company granted the bridge lender mortgages on six residences. Of the $20.0 million additional advance on the Tranche A Bridge Loan, $4.1 million was placed in escrow to facilitate the funding of the remaining construction costs with respect to the mortgaged residences. A facility fee of $800,000 was paid to the Bridge Lender upon the closing of the amended Tranche A Bridge Loan.

         As discussed in Note 2, on March 30, 2000, the Company, together with Manor Care Inc. modified the $200 million financing commitment under its joint venture arrangement which will reduce the commitment to $60.0 million. As a result, the Company has established in the 1999 financial statements a $5.0 million reserve against its note receivable from the joint venture to reflect the estimated realizable value. An additional $2.0 million reserve was established in the 1999 financial statements for cost associated with exiting development projects which the Company will not continue due to this renegotiation.

         The Company is seeking to address its anticipated short and long term capital needs through the sale of at least $100 million of additional equity or equity-linked securities of the Company during the second quarter of 2000. The Company has retained investment bankers to assist in identifying possible sources of equity capital and to structure and negotiate an appropriate transaction. The Company is currently engaged in detailed negotiations with two investor groups, both of which include existing stockholders of the Company.


         SUPPLEMENTARY FINANCIAL INFORMATION

                           QUARTERLY FINANCIAL SUMMARY
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                       QUARTER ENDED
                                                  ---------------------------------------------------------
                                                     12/31            9/30            6/30           3/31
                                                  -----------     ----------     -----------    -----------
                      1999
-----------------------------------------------
Operating revenues..........................      $ 101,259         $100,111         $91,920        $82,891
Operating (loss) income.....................        (32,325)           9,698           9,681          7,690
Net (loss) income...........................        (39,096)           5,024           4,838          1,428
Basic (loss) income per share...............          (1.81)            0.23            0.22           0.06
Diluted (loss) income per share.............      $   (1.81)        $   0.23          $ 0.22         $ 0.06

                      1998
-----------------------------------------------
Operating revenues..........................        $76,454          $66,286         $55,199        $46,484
Operating income (loss).....................         10,778            2,064           1,578           (148)
Net income (loss)...........................          6,273            5,821           4,875          3,583
Basic income (loss) per share...............           0.29             0.27            0.22           0.16
Diluted income (loss) per share.............         $ 0.27           $ 0.26          $ 0.22         $ 0.16


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item with respect to the Company's directors and executive officers and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the Alterra Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement").


ITEM 11. EXECUTIVE COMPENSATION

         The information required under this item is incorporated by reference to the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this item is incorporated by reference to the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required under this item is incorporated herein by reference to the 2000 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.       The following documents are filed as part of the report:

         (a) FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

                                                                       PAGE
                                                                   -------------
      Independent Auditor's Report...........................           28
      Consolidated Balance Sheets............................           29
      Consolidated Statements of Operations..................           30
      Consolidated Statements of Shareholders' Equity........           31
      Consolidated Statements of Cash Flows..................           32
      Notes to Consolidated Financial Statements.............         33-47

         (b)      SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES.
                  All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

         (c) REPORTS ON FORM 8-K. The Registrant has filed no reports with the Securities and Exchange Commission on Form 8-K during the quarter ended December 31, 1999, other than its Form 8-K dated October 19, 1999 in which the Registrant announced that it had completed the acquisition of eight additional residences from Manor Care, Inc.

         (d) EXHIBITS. The following exhibits are filed as part of, or incorporated by reference into this report on Form 10-K:


 NO.                                 EXHIBIT
                                   DESCRIPTION
------        ------------------------------------------------------------------

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

 3.4 Certificate of Amendment to Restated Certificate of Incorporation effective May 26, 1998 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-Q for period ending June
              30, 1998).

 3.5          Certificate of Designation of Series A Junior Participating
              Preferred Stock, dated December 10, 1998 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant's
              Registration Statement on Form 8-A, filed December 17, 1998).

 3.6 Certificate of Amendment to Restated Certificate of Incorporation, dated May 19, 1999.

 NO.                                 EXHIBIT
                                   DESCRIPTION
------        ------------------------------------------------------------------
 3.7          Certificate of Ownership Merging Sterling House Corporation into the Registrant effective December 31, 1999.

 3.8 Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.4 to the Registrant's Registration
              Statement on Form S-3, Registration No. 333-39705, filed with the
              Commission on November 6, 1997 (the "November S-3")).

 3.9 Amendment to Restated Bylaws dated August 3, 1998 (incorporated by reference to Registrant's Form 10-K for the period ending December
              31, 1998).

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

 4.7 Second Supplemental Indenture dated as of December 31, 1999 among the Registrant and State Street Bank and Trust Company, as successor trustee to Indenture dated as of May 23, 1996 between Sterling House Corporation and Fleet National Bank, as Trustee.

 4.8 Indenture dated as of May 21, 1996 by and between the Registrant and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 27, 1997 (the "Form 8-K")).

 4.9 Form of Registration Rights Agreement dated as of May 21, 1997 by and between the Registrant and the purchasers of the 7%
              Convertible Subordinated Debentures due 2004 (incorporated by reference to Exhibit 99.2 to the Form 8-K).

 4.10 Indenture dated as of December 19, 1997 by and between the Registrant and United States Trust Company of New York, as Trustee
              (incorporated by reference to Exhibit 1.1 to Registrant's
              Registration Statement on Form 8-A, relating to Registration file number 333-39705, filed with the Commission on December 16, 1997
              (the "Form 8-A")).

 4.11 First Supplemental Indenture dated as of December 19, 1997 by and between the Registrant and United States Trust Company of New
              York, as Trustee (incorporated by reference to Exhibit 1.2 to the Form 8-A).

 4.12 Second Supplemental Indenture dated as of January 2, 1998 by and between the Registrant and United States Trust Company of New
              York, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant's Form 8-K filed on January 26, 1998).

 4.13         Amended and Restated Alternative Living Services, Inc. 1995
              Incentive Compensation Plan (incorporated by reference to Exhibit
              10.10 of the Form S-1). Represents an executive compensation plan or arrangement.

 NO.                                 EXHIBIT
                                   DESCRIPTION
------        ------------------------------------------------------------------
 4.14         Amendment to the Registrant's 1995 Amended and Restated Incentive
              Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for period ending September 30, 1998).

 4.15         Rights Agreement dated as of December 10, 1998 between The
              Registrant and American Stock Transfer & Trust Company, including the form of Certificate of Designations of Series A Junior
              Participating Preferred Stock of Alternative Living Services, Inc.
              (Exhibit A), Form of Rights Certificate (Exhibit B), and Form of
              Summary of Rights to Purchase Preferred Shares (Exhibit C)
              (incorporated by reference to Exhibit 4.1 to the Registrant's
              Registration Statement on Form 8-A, filed with the Commission on December 17, 1998).

10.1 Services Agreement effective as of January 1, 1996 by and between Petty, Kneen & Company, L.L.C. and the Company (incorporated by reference to Exhibit 10.2 of the Form S-1). Represents an executive compensation plan or arrangement.

10.2          Services Agreement by and between the Registrant and Richard W.
              Boehlke dated as of May 23, 1996. (incorporated by reference to Exhibit 10.7 of the Form S-1). Represents an executive compensation plan or arrangement.

10.3          Employment Agreement by and between the Registrant and David M.
              Boitano dated as of May 23, 1996 (incorporated by reference to Exhibit 10.9 of the Form S-1). Represents an executive compensation plan or arrangement.

10.4          Employment Agreement by and between the Registrant and G. Faye
              Godwin dated as of May 23, 1996. (incorporated by reference to Exhibit 10.11 of the Form S-1). Represents an executive compensation plan or arrangement.

10.5 Employment Agreement dated as of January 1, 1999 by and between the Registrant and William F. Lasky (incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-Q for period ending March
              31, 1999). Represents an executive compensation plan or arrangement.

10.6 Employment Agreement dated as of July 30, 1997 by and between the Registrant. and Timothy J. Buchanan (incorporated by reference to
              Exhibit 10.9 of the Registrant's Form 10-K for the year ended Dec.
              31, 1997). Represents an executive compensation plan or arrangement.

10.7 Employment Agreement dated as of July 30, 1997 by and between the Registrant. and Steven L. Vick (incorporated by reference to
              Exhibit 10.10 of the Registrant's Form 10-K for the year ended
              Dec. 31, 1997). Represents an executive compensation plan or arrangement.

10.8 Employment Agreement dated as of October 23, 1997 by and between the Registrant and Mark W. Ohlendorf (incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-K for the year ended
              Dec. 31, 1997). Represents an executive compensation plan or arrangement.

10.9          Employment Agreement by and between the Registrant and Thomas E.
              Komula dated as of July 3, 1996 (incorporated by reference to Exhibit 10.63 of the Form S-1). Represents an executive compensation plan or arrangement.

10.10 First Amended Joint Venture Agreement dated as of April 30, 1997 between the Registrant and Assisted Living Equities, LLC.
              (incorporated by reference to Exhibit 10.18 of the Form S-1).

10.11 Amendment No. 1 to First Amended Joint Venture Agreement dated as of January 1, 1999 between the Registrant and Assisted Living
              Equities (incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K for the year ended December 31, 1998).

10.12 Second Amended Joint Venture Agreement dated as of January 1, 1999 between the Registrant and Assisted Living Equities, LLC
              (incorporated by reference to Exhibit 10.17 of the Registrant's
              Form 10-K for the year ended December 31, 1998).

 No.                                 EXHIBIT
                                   Description
------        ------------------------------------------------------------------
10.13         Assisted Living Consultant and Management Services Agreement by
              and between Alternative Living Services and the Registrant dated as of December 14, 1993. (incorporated by reference to Exhibit
              10.32 of the Form S-1.)

10.14         Lease and Security Agreement by and between Nationwide Health
              Properties, Inc. and New Crossings International Corporation dated as of December 15, 1995 (the Atrium) (incorporated by reference to
              Exhibit 10.35 of the Form S-1).

10.15 Schedule of Lease and Security Agreements by and between Nationwide Health Properties, Inc. and New Crossings International
              Corporation substantially similar to Exhibit 10.14 (incorporated by reference to Exhibit 10.36 of the Form S-1).

10.16         Assumption Agreement dated December 18, 1995 by and between
              Crossings International Corporation, New Crossings International
              Corporation, Oregon Housing Agency and National Health Properties,
              Inc. (Albany Residential) (incorporated by reference to Exhibit
              10.53 of the Form S-1).

10.17         Schedule of Assumption Agreements substantially similar to Exhibit
              10.16 (incorporated by reference to Exhibit 10.53 of the Form
              S-1).

10.18         Lease Approval Agreement dated December 18, 1995 by and between
              National Health Properties, Inc., New Crossings International
              Corporation and Oregon Housing Agency (Albany Residential)
              (incorporated by reference to Exhibit 10.55 of the Form S-1).

10.19         Schedule of Lease Approval Agreements substantially similar to
              Exhibit 10.18 (incorporated by reference to Exhibit 10.56 of the Form S-1).

10.20         Management Agreement dated August 30, 1990 by and between Housing
              Division, State of Oregon and New Crossing International
              Corporation (Albany Residential) (incorporated by reference to
              Exhibit 10.59 of the Form S-1).

10.21         Facility Lease dated as of December 30, 1996, between Meditrust
              Acquisition Corporation III and ALS Leasing, Inc. ("Form of
              Facility Lease") (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K dated January 14, 1997).

10.22 Amended Schedule of Facility Leases which are substantially similar to the Form of Facility Lease attached as Exhibit 10.21.

10.23         Guaranty by The Registrant to Meditrust Acquisition Corporation
              III (incorporated by reference to Exhibit 99.3 of the Registrant's
              Form 8-K dated January 14, 1997).

10.24 Affiliated Party Subordination Agreement dated December 30, 1996, by and among ALS Leasing, Inc., the Registrant, the parties listed on Schedule A thereto, all other Affiliates as defined therein and Meditrust Acquisition Corporation III (incorporated by reference to Exhibit 99.4 of the Registrant's Form 8-K dated January 14,
              1997).

10.25         Agreement Regarding Related Lease Transactions dated December 30,
              1996, by and among ALS Leasing, Inc., the Registrant and Meditrust
              Acquisition Corporation III (incorporated by reference to Exhibit
              99.5 of the Registrant's Form 8-K dated January 14, 1997).

10.26         Form of Facility Lease dated as of November 21, 1997, between
              Meditrust Acquisition Corporation III and ALS Leasing, Inc. ("Form of Facility Lease") (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed December 2, 1997).

10.27 Amended Schedule of Facility Leases which are substantially similar to the Form of Facility Lease attached as Exhibit 10.26.

 NO.                                 EXHIBIT
                                   DESCRIPTION
------        ------------------------------------------------------------------
10.28         Guaranty by The Registrant to Meditrust Acquisition Corporation
              III (incorporated by reference to Exhibit 99.3 of the Registrant's
              Form 8-K filed December 2, 1997).

10.29 Affiliated Party Subordination Agreement dated November 21, 1997, by and among ALS Leasing, Inc., the Registrant, the parties listed on Schedule A thereto, all other Affiliates as defined therein and Meditrust Acquisition Corporation III (incorporated by reference to Exhibit 99.4 of the Registrant's Form 8-K filed December 2,
              1997).

10.30         Agreement Regarding Related Lease Transactions dated November 21,
              1997, by and among ALS Leasing, Inc., the Registrant and Meditrust
              Acquisition Corporation III (incorporated by reference to Exhibit
              99.5 of the Registrant's Form 8-K filed December 2, 1997).

10.31         Sixth Amendment to Amended and Restated Agreement Regarding
              Related Lease Transactions, Amended and Restated Environmental
              Indemnity Agreement and Amended and Restated Affiliated Party
              Subordination Agreement dated September 4, 1998, by and among ALS
              Leasing, Inc., the Registrant and Meditrust Acquisition
              Corporation III (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-Q for period ending September 30, 1998).

10.32         Seventh Amendment to Amended and Restated Agreement Regarding
              Related Lease Transactions, dated September 4, 1998 by and among
              ALS Leasing, Inc., the Registrant and Meditrust Acquisition
              Corporation III (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-Q for period ending September 30, 1998).

10.33         Eleventh Amendment to Amended and Restated Agreement Regarding
              Related Lease Transactions, dated September 4, 1998, by and among
              Assisted Living Properties, Inc., Meditrust Company, LLC Meditrust
              Of Texas, Inc., Meditrust of Kansas, Inc., Meditrust of Ohio, Inc.
              and MOC Health Care Company (incorporated by reference to Exhibit
              10.11 to the Registrant's Form 10-Q for period ending September
              30, 1998).

10.34         Form of Facility Lease dated as of September 4,1998 between
              Meditrust Acquisition Corporation III and ALS Leasing, Inc. ("Form of Facility Lease") (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q for period ending September 30, 1998).

10.35 Amended Schedule of Facility Leases which are substantially similar to the Form of Facility Lease attached as Exhibit 10.34.

10.36         Facility Lease Agreement dated as of April 30, 1997 between
              Meditrust Acquisition Corporation III and ALS Leasing, Inc. for property located in Manlius, New York.

10.37         Form of Facility Lease Agreement dated February 20, 1998 between
              Meditrust of Ohio, Inc. and Assisted Living Properties, Inc. (the
              "ALP Facility Leases")

10.38 Schedule of ALP Facility Leases which are substantially similar to the Form of Lease attached as Exhibit 10.37.

10.39         Amendment to Sterling - Meditrust Leases dated as of December 23,
              1999 among Assisted Living Properties, Inc., Sterling House
              Corporation, the Registrant, ALS Leasing, Inc., Meditrust of
              Kansas, Inc., New Meditrust Company LC, Meditrust Company LLC, T and F Properties, LP and Meditrust Acquisition Company LLC.

10.40         Second Omnibus Amendment dated as of January 28, 2000 among
              Assisted Living Properties, Inc., the Registrant, ALS Leasing,
              Inc., Meditrust of Kansas, Inc., New Meditrust Company LC,
              Meditrust Company LLC, T and F Properties, LP and Meditrust
              Acquisition Company LLC.

10.41         Agreement of Purchase and Sale dated November 30, 1999 by the
              Registrant, Meditrust Acquisition Company LLC, New Meditrust
              Company LLC and T and F Properties, LP.

10.42 Guaranty and Suretyship Agreement by the Registrant in favor of Nomura Asset Capital Corporation dated March 31, 1998
              (incorporated by reference to Exhibit 10.1 to the Registrant's
              Form 10-Q for period ending March 31, 1998).

 NO.                                 EXHIBIT
                                   DESCRIPTION
------        ------------------------------------------------------------------
10.43         Loan Agreement dated March 31, 1998 by and between ALS-Venture I,
              Inc. and Nomura Asset Capital Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for period ending March 31, 1998).

10.44 Guaranty and Suretyship Agreement by the Registrant in favor of Nomura Asset Capital Corporation dated May 26, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for period ending June 30, 1998).

10.45         Loan Agreement dated May 26, 1998, by and between ALS-Venture II,
              Inc. and Nomura Asset Capital Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for period ending June 30, 1998).

10.46 First Amendment to Loan Agreement and Reaffirmation Agreement dated July 30, 1998, by and between The Capital Company of America
              LLC and ALS Venture II, Inc. (incorporated by reference to Exhibit
              10.2 to the Registrant's Form 10-Q for period ending September 30,
              1998).

10.47 First Amendment to Loan Agreement and Reaffirmation Agreement dated August 28, 1998, by and between Nomura Asset Capital Company and ALS Venture I, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for period ending September 30,
              1998).

10.48 Second Amendment to Loan Agreement, First Amendment to Guaranty and Suretyship Agreement, and Reaffirmation Agreement dated
              September 30, 1998, by and between The Capital Company of America
              LLC and ALS-Venture II, Inc. (incorporated by reference to Exhibit
              10.6 to the Registrant's Form 10-Q for period ending September 30,
              1998).

10.49 Financing and Security Agreement dated September 28, 1998, by and between ALS Holdings, Inc. and Bank United (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q for period ending September 30, 1998).

10.50         Form of Mortgage, Assignment and Security Agreement between ALS
              Holdings, Inc., the Registrant and Bank United. (incorporated by reference to Exhibit 10.53 to the Registrant's Form 10-K for period ending December 31, 1998).

10.51         Guaranty of Payment Agreement dated September 28, 1998, by the
              Registrant, for the benefit of Bank United (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for period ending September 30, 1998).

10.52         Additional Borrower Joinder Supplement by and among ALS Holdings,
              Inc., ALS Wisconsin Holdings, Inc., the Registrant and Bank
              United, dated December 10, 1998. (incorporated by reference to
              Exhibit 10.55 to the Registrant's Form 10-K for period ending
              December 31, 1998).

10.53         Amended and Restated Financing and Security Agreement (Master
              Agreement) between ALS Holdings, Inc., et al, as Borrower, and Bank United, as agent, dated as of February 12, 1999 (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for period ending March 31, 1999).

10.54         First Amendment to Amended and Restated Financing and Security
              Agreement dated as of October 29, 1999 between ALS Holdings, Inc.,
              ALS Wisconsin Holdings, Inc. and Bank United, individually and as agent for itself and certain other lenders (incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-Q for period ending September 30, 1999).

10.55         First Amendment to Guaranty of Payment Agreement dated as of
              October 29, 1999 by and among the Registrant and Bank United individually and as agent for itself and certain additional lenders (incorporated by reference to Exhibit 10.20 of the Registrant's Form 10-Q for period ending September 30, 1999).

10.56         Amended Schedule of Bank United Mortgage, Assignment and Security
              Agreements ("Mortgage") which are substantially similar to the Form of Mortgage referenced in Exhibit 10.50.

10.57         Master Purchase Agreement between the Registrant and National
              Health Investors, Inc. dated December 22, 1998. (incorporated by reference to Exhibit 10.56 of the Registrant's Form 10-K for period ending December 31, 1998).

 NO.                                 EXHIBIT
                                   DESCRIPTION
------        ------------------------------------------------------------------
10.58         Form of Lease between National Health Investors, Inc. and the
              Registrant. ("Lease") dated as of December 22,1998 (incorporated by reference to Exhibit 10.57 of the Registrant's Form 10-K for period ending December 31, 1998).

10.59 Amended Schedule of Additional NHI Leases which are substantially similar to the Form of Lease referenced in Exhibit 10.58
              (incorporated by reference to Exhibit 10.6 of the Registrant's
              Form 10-Q for period ending March 31, 1999).

10.60         Credit Agreement between the Registrant and Deutsche Bank AG dated
              October 6, 1998 (incorporated by reference to Exhibit 10.59 of the
              Registrant's Form 10-K for period ending December 31, 1998).

10.61         Master Construction Line of Credit Agreement between the
              Registrant, Key Corporate Capital, Inc., and the lending institutions named therein, dated October 6, 1998 (incorporated by reference to Exhibit 10.60 of the Registrant's Form 10-K for period ending December 31, 1998).

10.62         Form of Deed of Trust and Security Agreement ("Form of Key
              Mortgage") between ALS National, Inc. and Key Corporate Capital,
              Inc. dated September 1999 (incorporated by reference to Exhibit
              10.2 of the Registrant's Form 10-Q for period ending September 30,
              1999).

10.63         Form of Project Promissory Note ("Form of Key Note") by ALS
              National, Inc. to Key Corporate Capital, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q for period ending September 30, 1999).

10.64 Schedule of Mortgages and Notes which are substantially similar to the Form of Key Mortgage referenced in Exhibit 10.62 and Form of Key Note referenced in Exhibit 10.63 herein (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-Q for period ending September 30, 1999).

10.65         Master Loan Agreement between ALS West, Inc., the Registrant and
              Guaranty Federal Bank, F.S.B., as agent, and the Lenders named therein, dated as of January 8, 1999 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for period ending March
              31, 1999).

10.66         Loan Agreement dated July 30, 1998, by and between ALS Financing,
              Inc. and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for period ending September 30, 1998).

10.67         Loan Agreement between ALS Financing II, Inc. and GMAC Commercial
              Mortgage Corporation dated as of March 23, 1999 (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-Q for period ending March 31, 1999).

10.68         Lease and Security Agreement between the Registrant and SELCO
              Service Corporation (regarding corporate office) dated as of February 10, 1999 (incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-Q for period ending March 31, 1999).

10.69         Management Fee Loan Agreement between the Registrant and Third
              Party Investors I, L.L.C. dated as of December 31, 1998
              (incorporated by reference to Exhibit 10.9 of the Registrant's
              Form 10-Q for period ending March 31, 1999).

10.70         Working Capital Loan Agreement between the Registrant and Third
              Party Investors I, L.L.C. dated as of December 31, 1998
              (incorporated by reference to Exhibit 10.10 of the Registrant's
              Form 10-Q for period ending March 31, 1999).

10.71         Phase II Management Fee Loan Agreement between the Registrant and
              Third Party Investors I, L.L.C. dated as of March 31, 1999
              (incorporated by reference to Exhibit 10.12 of the Registrant's
              Form 10-Q for period ending March 31, 1999).

 NO.                                 EXHIBIT
                                   DESCRIPTION
------        ------------------------------------------------------------------
10.72         Phase II Working Capital Loan Agreement between the Registrant and
              Third Party Investors I, L.L.C. dated as of March 31, 1999
              (incorporated by reference to Exhibit 10.13 of the Registrant's
              Form 10-Q for period ending March 31, 1999).

10.73 Form of Development Agreement by and between the Registrant and Third Party Investors I, L.L.C. dated as of March 31, 1999
              (incorporated by reference to Exhibit 10.14 of the Registrant's
              Form 10-Q for period ending March 31, 1999).

10.74         Schedule of additional TPI Development Agreements "Development
              Agreement" which are substantially in the form of Development
              Agreement attached as Exhibit 10.15 (incorporated by reference to Exhibit 10.15 of the Registrant's Form 10-Q for period ending
              March 31, 1999).

10.75         Form of Assisted Living Consultant and Management Services
              Agreement by and between the Registrant and Third Party Investors
              I, L.L.C. dated as of March 31, 1999 (incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-Q for period ending
              March 31, 1999).

10.76         Schedule of additional TPI Assisted Living Consultant and
              Management Services Agreements ("Management Agreements") which are substantially in the form of Management Agreements referenced in
              Exhibit 10.17 (incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-Q for period ending March 31, 1999).

10.77         Subordination, Representation and Guaranty Agreement between the
              Registrant, Greenwich Capital Financial Products, Inc., and Third
              Party Investors I, L.L.C. dated as of June 30, 1999 (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for period ending June 30, 1999).

10.78         Guaranty dated August 31, 1999 by the Registrant in favor of Key
              Corporate Capital Inc. as Administrative Agent under the Master
              Construction Line of Credit Agreement among Third Party Investors
              I, L.L.C., as Borrower, and the lending institutions and co-agents named therein, and Key Corporate Capital Inc. (incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-Q for period ending September 30, 1999).

10.79 Amended and Restated Purchase Rights and Financing Agreement dated as of June 30, 1999 between the Registrant and Third Party
              Investors I, L.L.C. (incorporated by reference to Exhibit 10.12 of the Registrant's Form 10-Q for period ending September 30, 1999).

10.80         Convertible Subordinated Loan Agreement among Third Party
              Investors I, L.L.C. and the Registrant dated September 30, 1999
              (incorporated by reference to Exhibit 10.13 of the Registrant's
              Form 10-Q for period ending September 30, 1999).

10.81         Bridge Construction Loan Agreement among Third Party Investors I,
              L.L.C. and the Registrant dated September 30, 1999 (incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-Q for period ending September 30, 1999).

10.82         Bridge Construction Loan Note by Third Party Investors I, L.L.C.
              to the Registrant dated September 30, 1999 (incorporated by reference to Exhibit 10.15 of the Registrant's Form 10-Q for period ending September 30, 1999).

10.83         Supplementary Financing Loan Agreement among Third Party Investors
              I, L.L.C. and the Registrant dated September 30, 1999
              (incorporated by reference to Exhibit 10.16 of the Registrant's
              Form 10-Q for period ending September 30, 1999).

10.84         Supplementary Financing Loan Note by Third Party Investors I,
              L.L.C. to the Registrant dated September 30, 1999 (incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-Q for period ending September 30, 1999).

10.85 Purchase Agreement and Agreement to Complete Construction dated as of June 14, 1999, by and between Omega Healthcare Investors, Inc.
              and Sterling House Corporation, ALS-Clare Bridge, Inc., and the
              Registrant (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q for period ending June 30, 1999).

 NO.                                 EXHIBIT
                                   DESCRIPTION
------        ------------------------------------------------------------------
10.86         Master Lease dated as of June 14, 1999, by and between Omega
              Healthcare Investors, Inc. as Lessor and AHC Properties, Inc. as
              Lessee (incorporated by reference to Exhibit 10.4 of the
              Registrant's Form 10-Q for period ending June 30, 1999).

10.87         Kansas Master Lease dated as of June 14, 1999, by and between
              Omega (Kansas), Inc. as Lessor and AHC Properties, Inc. as Lessee
              (incorporated by reference to Exhibit 10.5 of the Registrant's
              Form 10-Q for period ending June 30, 1999).

10.88 Lease Guaranty dated as of June 14, 1999, by the Registrant in favor of Omega Healthcare Investors, Inc. and Omega (Kansas), Inc.
              (incorporated by reference to Exhibit 10.6 of the Registrant's
              Form 10-Q for period ending June 30, 1999).

10.89         Form of Lease Agreement by and between the Registrant and Health
              Care REIT, Inc. dated as of January 22, 1996 (incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-Q for period ending June 30, 1999).

10.90 Schedule of Health Care REIT, Inc. Leases which are substantially similar to the Form of Lease referenced in Exhibit 10.89
              (incorporated by reference to Exhibit 10.8 of the Registrant's
              Form 10-Q for period ending June 30, 1999).

10.91 Form of Lease Agreement by and between Sterling House Corporation and Health Care REIT, Inc. dated as of September 1995
              (incorporated by reference to Exhibit 10.9 of the Registrant's
              Form 10-Q for period ending June 30, 1999).

10.92 Schedule of Health Care REIT, Inc. Leases which are substantially similar to the Form of Lease referenced in Exhibit 10.91
              (incorporated by reference to Exhibit 10.10 of the Registrant's
              Form 10-Q for period ending June 30, 1999).

10.93         Form of Lease Agreement by and between the Registrant and Health
              Care REIT, Inc. dated as of December 1998 (incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-Q for period ending June 30, 1999).

10.94 Schedule of Health Care REIT, Inc. Leases which are substantially similar to the Form of Lease referenced in Exhibit 10.93
              (incorporated by reference to Exhibit 10.12 of the Registrant's
              Form 10-Q for period ending June 30, 1999).

10.95         Form of Lease Agreement by and between the Registrant and Health
              Care REIT, Inc. dated as of March 1999 (incorporated by reference to Exhibit 10.13 of the Registrant's Form 10-Q for period ending
              June 30, 1999).

10.96 Schedule of Health Care REIT, Inc. Leases which are substantially similar to the Form of Lease referenced in Exhibit 10.95
              (incorporated by reference to Exhibit 10.14 of the Registrant's
              Form 10-Q for period ending June 30, 1999).

10.97         Consent to Merger and Amendment to Sterling House Corporation -
              Health Care REIT, Inc. Leases dated November 1, 1999 between
              Sterling House Corporation, the Registrant and Health Care REIT,
              Inc.

10.98         Master Lease Agreement dated as of July 16, 1999 between Pita
              General Corporation ("Synthetic Lessor") and AHC Tenant, Inc.
              ("AHC Tenant"), a wholly-owned subsidiary of the Registrant (Annex
              A to this agreement has been filed as Exhibit A to the Loan
              Agreement filed as Exhibit 2.6 hereto) (incorporated by reference to Exhibit 2.5 of the Registrant's Form 8-K filed August 4, 1999).

10.99         Loan Agreement dated as of July 16, 1999 between Synthetic Lessor,
              AHC Tenant and Greenwich Capital Financial Products, Inc.
              ("Lender"), including the Master Glossary of Definitions included as Exhibit A thereto (other exhibits and schedules to this agreement, which are listed and summarized in the table of contents to the agreement, have been omitted pursuant to Item
              601(b)(2) of the Regulation S-K; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules) (incorporated by reference to Exhibit 2.6 of the Registrant's Form 8-K filed August 4, 1999).

 NO.                                 EXHIBIT
                                   DESCRIPTION
------        ------------------------------------------------------------------
10.100        Participation Agreement dated as of July 16, 1999 between AHC
              Tenant, Synthetic Lessor, Lender, SELCO Service Corporation
              ("SELCO"), The First National Bank of Chicago ("FNB"), ZC
              Specialty Insurance Company ("ZC") and the Registrant
              (incorporated by reference to Exhibit 2.7 of the Registrant's Form
              8-K filed August 4, 1999).

10.101        Trust Agreement dated as of July 16, 1999 between FNB, Lender, ZC,
              AHC Tenant, Synthetic Lessor, SELCO and the Registrant
              (incorporated by reference to Exhibit 2.8 of the Registrant's Form
              8-K filed August 4, 1999).

10.102        Flow of Funds Agreement dated as of July 16, 1999 between
              Synthetic Lessor, Lender, ZC, FNB, AHC Tenant, the Registrant and certain other parties thereto (incorporated by reference to Exhibit 2.9 of the Registrant's Form 8-K filed August 4, 1999).

10.103        Reimbursement Agreement dated as of July 16, 1999 between ZC, AHC
              Tenant and Synthetic Lessor (exhibits and schedules to this agreement, which are listed and summarized in the table of contents to the agreement, have been omitted pursuant to Item
              601(b)(2) of the Regulation S-K; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules) (incorporated by reference to Exhibit 2.10 of the Registrant's Form 8-K filed August 4, 1999).

10.104        Guaranty dated as of July 16, 1999 executed by the Registrant
              (incorporated by reference to Exhibit 2.11 of the Registrant's
              Form 8-K filed August 4, 1999).

10.105        Promissory Note dated as of July 16, 1999 executed by Synthetic
              Lessor (incorporated by reference to Exhibit 2.12 of the Registrant's Form 8-K filed August 4, 1999).

10.106        Master Amendment, Confirmation and Acknowledgment Agreement dated
              September 28, 1999 between Pita General Corporation, AHC Tenant,
              Inc., the Registrant, Greenwich Capital Financial Products, Inc.,
              SELCO Service Corporation, The First National Bank of Chicago, ZC
              Specialty Insurance Company, and certain other parties as defined therein, including Exhibit 3.1(e) thereto (other exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules) (incorporated by reference to Exhibit 10.18 of the Registrant's Form 10-Q for period ending
              September 30, 1999).

10.107        Form of Multifamily Mortgage, Assignment of Rents and Security
              Agreement ("Form of Amresco Mortgage") between ALS Kansas, Inc.
              and Amresco Capital, L.P. dated July 16, 1999, including Exhibit B thereto (other exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits) (incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-Q for period ending
              September 30, 1999).

10.108        Form of Multifamily Note ("Form of Amresco Note") by ALS Kansas,
              Inc. to Amresco Capital, L.P. dated July 16, 1999 (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-Q for period ending September 30, 1999).

10.109 Schedule of Mortgages and Notes which are substantially similar to the Form of Amresco Mortgage referenced in Exhibit 10.107 and Form of Amresco Note referenced in Exhibit 10.108 (incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-Q for period ending September 30, 1999).

10.110 Credit Agreement ("the Bank of America Credit Agreement") between the Borrowers defined therein ("Devco I Entities"), HCR/Alterra
              Development, LLC ("HCR/Alterra"), as Guarantor, the Lenders defined therein, Bank of America, N.A. as Administrative Agent,
              The Chase Manhattan Bank as Syndication Agent, and Deutsche Bank
              AG New York and/or Cayman Islands Branches and Bank United, F.S.B.
              as Co-Agents, dated September 30, 1999 (exhibits and schedules to this agreement, which are listed and summarized in the table of contents to the agreement, have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules) (incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-Q for period ending
              September 30, 1999).

 NO.                                 EXHIBIT
                                   DESCRIPTION
------        ------------------------------------------------------------------
10.111        Guaranty Agreement dated September 30, 1999 by the Registrant in favor of Bank of America, N.A. as Administrative Agent under the
              Credit Agreement referenced in Exhibit 10.8 herein (exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits) (incorporated by reference to Exhibit 10.9 of the
              Registrant's Form 10-Q for period ending September 30, 1999).

10.112 Schedule of properties owned by Devco I and mortgaged under the Bank of America Credit Agreement referenced in Exhibit 10.110
              (incorporated by reference to Exhibit 10.10 of the Registrant's
              Form 10-Q for period ending September 30, 1999).

10.113 Form of Lease dated July 16, 1999 between LTC Properties, Inc. and the Registrant.

10.114 Schedule of LTC Leases which are substantially similar to the Form of Lease referenced in Exhibit 10.113.

10.115        Amendment to Leases dated as of November 30, 1998 between LTC
              Properties, Inc., Kansas-LTC Corporation, Texas-LTC Limited
              Partnership, the Registrant and Sterling House Corporation.

10.116        Form of Building Loan Agreement ("Key Loan Agreement") dated as of
              January 14, 2000 between Key Corporate Capital Inc. and Clinton
              Brookside Drive, LLC.

10.117        Form of Secured Promissory Note ("Key Promissory Note") dated
              January 14, 2000 between Key Corporate Capital Inc. and Clinton
              Brookside Drive, LLC.

10.118        Form of Guaranty of Payment and Performance dated as of January
              14, 2000 from the Registrant to Key Corporate Capital Inc. ("Key
              Guaranty").

10.119 Schedule of Key Loan Agreements, Promissory Notes and Guaranties which are substantially similar to the Forms referenced in Exhibits 10.116, 10.117 and 10.118.

10.120        Loan Agreement dated as of December 13, 1999 between the
              Registrant and RDVEPCO, L.L.C.

10.121        AHC Purchaser Holding, Inc. Subscription and Organizational
              Agreement dated as of December 13, 1999 between AHC Purchaser
              Holding, Inc., RDVEPCO, L.L.C. and the Registrant.

10.122 Amended and Restated Loan Agreement dated as of February 3, 2000 between the Registrant and RDVEPCO, L.L.C.

10.123        Amended and Restated Guaranty dated as of February 3, 2000 by ACH
              Purchaser Holding, Inc. and RDVEPCO, L.L.C.

10.124 Construction Loan and Security Agreement dated as of May 1, 1998 between ALS Clare Bridge, Inc. and Sovereign Bank (the "Sovereign
              Bank Loan Agreement").

10.125 Form of Open End Mortgage and Security Agreement dated May 1, 1998 between ALS-Clare Bridge, Inc. and Sovereign Bank.

10.126 Form of Guaranty and Surety Agreement dated May 1, 1998 between the Registrant and Sovereign Bank.

10.127        Schedule of properties mortgaged under the Sovereign Bank Loan
              Agreement and mortgages which are substantially similar to the Form of Mortgage attached as Exhibit 10.125.

10.128        Revolving Credit Agreement dated August 19, 1997 between the
              Registrant and Firstar Bank Milwaukee, NA.

10.129        Revolving Credit Note dated August 19, 1997 between Registrant and
              Firstar Bank Milwaukee, NA.

 NO.                                 EXHIBIT
                                   DESCRIPTION
------        ------------------------------------------------------------------
10.130        Amendment to Revolving Credit Agreement and Revolving Credit Note
              dated February 27, 1999 between Registrant and Firstar Bank
              Milwaukee, NA.

10.131        Second Amendment to Loan Agreement and Related Documents dated
              September 9, 1999 between Registrant and Firstar Bank Milwaukee,
              NA.

10.132        Form Consolidated Mortgage (the "M&T Mortgage") dated December 22,
              1999 between Clifton Park Route 146, LLC and Manufacturers and
              Traders Trust Company.

10.133 Continuing Guaranty dated December 22, 1999 between the Registrant and Manufacturers and Traders Trust Company.

10.134 Schedule of M&T Mortgages which are substantially similar to the form of M&T Mortgage attached as Exhibit 10.132.

10.135        Development Joint Venture Agreement between the Registrant and HCR
              Manor Care, Inc. dated December 31, 1998. (incorporated by reference to Exhibit 10.61 of the Registrant's Form 10-K for period ending December 31, 1998).

11.1          Statement re: Computation of Per Share Earnings.

21.1          Subsidiaries of the Registrant.

23.1          Consent of KPMG LLP.

27.1          Financial Data Schedule (for SEC use only).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on the 30th day of March, 2000.

                              ALTERRA HEALTHCARE CORPORATION

                              By:  /s/ Mark W. Ohlendorf
                            ---------------------------------------------------
                              Senior Vice  President,  Chief  Financial
                              Officer and  Assistant Secretary

                                       (Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

            SIGNATURES                                    TITLE                               DATE
-------------------------------------    -------------------------------------------    ---------------
/S/ WILLIAM F. LASKY
-------------------------------------
William F. Lasky                         President, Chief Executive Officer and          March 30, 2000
                                         Director (Principal Executive Officer)

/S/ STEVEN L. VICK
-------------------------------------
Steven L. Vick                           Chief Operating Officer and Director            March 30, 2000

/S/ MARK W. OHLENDORF
-------------------------------------
Mark W. Ohlendorf                        Senior Vice President, Chief Financial          March 30, 2000
                                         Officer and Assistant Secretary
/S/ JOHN D. PETERSON
-------------------------------------
John D. Peterson                         Vice President, Controller and Assistant        March 30, 2000
                                         Secretary (Principal Accounting Officer)
/S/ WILLIAM G. PETTY, JR.
-------------------------------------
William G. Petty , Jr.                   Chairman of the Board and Director              March 30, 2000

/S/ TIMOTHY J. BUCHANAN
-------------------------------------
Timothy J. Buchanan                      Vice Chairman and Director                      March 30, 2000

/S/ RICHARD W. BOEHLKE
-------------------------------------
Richard W. Boehlke                       Director                                        March 30, 2000

/S/ GENE E. BURLESON
-------------------------------------
Gene E. Burleson                         Director                                        March 30, 2000

/S/ ROBERT HAVEMAN
-------------------------------------
Robert Haveman                           Director                                        March 30, 2000

/S/ JERRY L. TUBERGEN
-------------------------------------
Jerry L. Tubergen                        Director                                        March 30, 2000