Form 10-K/A
period 1999-12-31
ALTERRA HEALTHCARE CORP
filed 2000-05-01
CIK 1013218

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

                                 (414) 918-5000
                         (Registrant's Telephone Number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                                       NAME OF EXCHANGE ON WHICH REGISTERED

Common Stock, Par Value $.01 Per Share                        American Stock Exchange
5.25% Convertible Subordinated Debenture Due 2002             American Stock Exchange
Series A Junior Preferred Stock Purchase Rights               American Stock Exchange


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

                                EXPLANATORY NOTE

     This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of Alterra Healthcare Corporation (the "Company") for the fiscal year ended December 31, 1999 (the "1999 Form 10-K").

     Items 10, 11, 12 and 13 of the 1999 Form 10-K have been amended to provide information which was to be incorporated by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission in connection with the 2000 Annual Meeting of Stockholders.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                NAME                     AGE                                  POSITION
                ----                     ---                                  --------

Richard W. Boehlke                       51     Director

Timothy J. Buchanan                      46     Vice Chairman and Director

Gene E. Burleson                         59     Director

Robert Haveman                           52     Director

William F. Lasky                         45     President, Chief Executive Officer and Director

William G. Petty, Jr.                    54     Chairman and Director

Jerry L. Tubergen                        46     Director

Steven L. Vick                           41     Chief Operating Officer and Director

Anthony R. Geonnotti, Jr.                41     Senior Vice President

G. Faye Godwin                           59     Executive Vice President

Pamela Edwards Klein                     45     Senior Vice President

Thomas E. Komula                         44     Senior Vice President and Chief Administrative Officer

Mark W. Ohlendorf                        40     Senior Vice President, Chief Financial Officer and Treasurer

Paul C. Pebley                           41     Senior Vice President

John D. Peterson                         34     Vice President and Controller



     RICHARD W. BOEHLKE has served as a director of the Company since May 1996 and served as the Vice Chairman of the Board of the Company from May 1996 until August 1998. Mr. Boehlke is the President and Chief Executive Officer of Harbor Airlines, Inc., a commuter airlines serving the northwestern region of the United States. Mr. Boehlke served as President and Chief Executive Officer of New Crossings International Corporation ("Crossings"), an assisted living company which he founded in 1984, until Crossings merged with the Company in May 1996.

     TIMOTHY J. BUCHANAN has served as the Vice Chairman of the Board of the Company since August 1998 and served as the President and a director of the Company from October 1997 to August 1998. Mr. Buchanan served as the Chairman of the Board, Chief Executive Officer, and a director of Sterling House Corporation ("Sterling") since he co-founded Sterling with Steven Vick in 1991. Mr. Buchanan founded BCI Construction, Inc. in 1984 and served as its President until February 1997. BCI Construction, Inc. was wholly owned by Mr. Buchanan prior to its acquisition by Sterling in 1994. Mr. Buchanan serves on the Oklahoma Assisted Living Task Force -- Department of Human Resources, Aging Division. He is also a former member of the National Governing Board of The Assisted Living Federation of America ("ALFA").

     GENE E. BURLESON, a private investor, has served as a director of the Company since July 1995. Mr. Burleson served as the Chief Executive Officer and a director of Vitalink Pharmacy Services, Inc. from February 1997 to August 1997. He served as Chairman of the Board of GranCare, Inc. ("GranCare") from January 1994 to November 1997 and as Chief Executive Officer of GranCare from December 1990 to February 1997. Mr. Burleson also currently serves on the Board of Directors of Mariner Post-Acute Network, Inc. ("Mariner"), a diversified provider of long-term and specialty health care services and successor by merger of GranCare, Deckers Outdoor Corporation, a shoe manufacturer, and Walnut Financial Services, a small business investment company.

     ROBERT HAVEMAN has served as a director of the Company since May 1995. Mr. Haveman has served as the President and Treasurer of EDP Management Company, LLC, a privately held investment management firm, since April 1997 and as the Secretary/Treasurer of the Prince Corporation, an automotive interior trim manufacturer, since 1987.

     WILLIAM F. LASKY has served as Chief Executive Officer of the Company since April 1996 and served as President of the Company from December 1993 to October 1997 and from August 1998 to the present. Mr. Lasky is a member of the National Governing Board and a former Chairman of ALFA and is a licensed nursing home administrator.

     WILLIAM G. PETTY, JR. has served as Chairman of the Board of the Company since December 1993 and served as Chief Executive Officer of the Company from December 1993 to April 1996. He has served as a Managing Director of Beecken, Petty & Company, the general partner of a private health care investment fund, since September 1996. Mr. Petty served as the Vice Chairman of GranCare from July 1995 to November 1997. Mr. Petty also served as Chairman of the Board, Chief Executive Officer and President of Evergreen Healthcare, Inc. from June 1993 to July 1995, the date of its merger with GranCare. Mr. Petty also currently serves on the Board of Directors of Mariner.

   JERRY L. TUBERGEN has served as a director of the Company since May
1995. He has served as President and Chief Executive Officer of RDV Corporation, a private financial management firm, since its formation in 1991. Mr. Tubergen also currently serves on the Board of Directors of the Orlando Magic, Ltd., an NBA franchise, and Genmar Holdings, Inc., a manufacturer and marketer of motorized pleasure boats.

     STEVEN L. VICK has served as the Chief Operating Officer and a director of the Company since October 1997. He served as the President and a director of Sterling since he co-founded Sterling with Mr. Buchanan in 1991.

     ANTHONY R. GEONNOTTI, JR. has served as Senior Vice President of the Company since April 2000. From February 1999 to April 2000, Mr. Geonnotti served as Vice President of Construction and Development. Previously, Mr. Geonnotti served as Divisional Vice President of Development September 1996 to February 1999.

     G. FAYE GODWIN has served as Executive Vice President of the Company since October 1997. From April 1996 to October 1997, Ms. Godwin served as Senior Vice President of the Company and from May 1995 to April 1996, Ms. Godwin served as the Vice President of Operations of the Company. Previously, Ms. Godwin served as the Chief Operating Officer of Standish Care, Inc., a publicly-held assisted living company, from February 1994 to May 1995.

     PAMELA EDWARDS KLEIN has served as Senior Vice President of the Company since October 1998. From August 1995 to October 1998, Ms. Klein served as Vice President of Corporate Development and, from December 1993 to August 1995, served as the Director of Market Development for the Company.

     THOMAS E. KOMULA has served as a Senior Vice President of the Company since July 1996, as Secretary of the Company since October 1997, as Chief Administrative Officer of the Company since November 1999 and served as Chief Financial Officer and Treasurer of the Company from August 1996 to November 1999. Prior to joining the Company, he served as the Chief
Financial Officer of MedRehab, Inc., a privately-held rehabilitation company, from March 1994 to April 1996. From September 1993 to March 1994, he was a partner at Arthur Andersen LLP.

     MARK W. OHLENDORF has served as Senior Vice President of the Company since October 1997 and as Chief Financial Officer since November 1999. He served as the Chief Financial Officer of Sterling from April 1997 to October 1997. Mr. Ohlendorf served as Vice President, Chief Financial Officer and Treasurer of Vitas Healthcare Corporation from December 1990 to April 1997. Mr. Ohlendorf is a Certified Public Accountant.

     PAUL C. PEBLEY has served as Senior Vice President Corporate Marketing Services since November 1999. Mr. Pebley served as Vice President of Marketing of Alterra from August 1998 to November 1999. Prior to joining the Company in August 1998, Mr. Pebley served as Regional Director of Sales and Marketing for Hilton Hotels Corporation since prior to 1994.

     JOHN D. PETERSON has served as Vice President and Controller of the Company since May 1997. Prior to joining the Company, Mr. Peterson served as Corporate Controller of MedRehab, Inc., a private rehabilitation company, from September 1995 through December 1996. From January 1997 through May 1997, Mr. Peterson was a financial system consultant for a health care company. From September 1988 to December 1996, Mr. Peterson was an accountant at Arthur Andersen LLP, last serving as a manager in the audit division.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's director, executive officers, and persons who own beneficially more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of such securities of the Company. Directors, executive officers and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all
Section 16(a) reports they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with during 1999, except that Mr. Burleson did not report his acquisition of 5,000 shares of Common Stock in February 1999, his exercise of options to acquire 16,026 shares of Common Stock in April 1999 and his acquisition of 5,000 shares of Common Stock in May 1999 until he filed his Form 4 on June 11, 1999; Ms. Godwin did not report the acquisition of 1,000 shares of Common Stock in May 1999 by her spouse until she filed her Form 4 on July 12, 1999; Mr. Haveman did not report the acquisition of 75,000 shares of Common Stock in May 1999 until he filed his Form 4 on June 11, 1999; Mr. Peterson did not report the acquisition of 500 shares of Common Stock in May 1999 until he filed his Form 4 on June 11, 1999 and Mr. Tubergen did not report the acquisition (through indirect ownership) of 2,000 shares Common Stock in May 1999 until he filed his Form 4 on June 11, 1999.

ITEM 11. EXECUTIVE COMPENSATION


     The following table sets forth the cash and non-cash compensation awarded or paid by the Company for services rendered during each of the years in the three year period ended December 31, 1999 to its Chief Executive Officer and to its other most highly compensated executive officers other than the Chief Executive Officer who are required to be included therein ("Named Executives").


                                          ANNUAL COMPENSATION

                                                                                                  LONG-TERM
                                                                                                 COMPENSATION
                                                                                                  AWARDS (1)
                                                                                                  SECURITIES
                                                                              OTHER ANNUAL        UNDERLYING
      NAME AND PRINCIPAL POSITION         YEAR     SALARY($)    BONUS($)      COMPENSATION        OPTIONS(#)
      ---------------------------         ----     ----------   ----------   -------------       ----------

William F. Lasky(2)                       1999       $442,920           --              --           --
  President and Chief                     1998        360,469           --              --         227,027
  Executive Officer                       1997        282,185      $92,750              --          72,381



Timothy J. Buchanan(3)                    1999        170,734           --              --            --
  Vice Chairman                           1998        262,077           --              --          34,054
                                          1997         32,428       63,740              --            --

Steven L. Vick(4)                         1999        273,367           --              --            --
  Chief Operating Officer                 1998        229,327           --              --          44,757
                                          1997         28,351       46,890              --            --

Thomas E. Komula                          1999        272,643           --              --            --
  Chief Administrative Officer            1998        207,200           --              --          42,432
                                          1997        180,000       45,000              --           5,000

G. Faye Godwin                            1999        214,685           --              --            --
  Executive Vice President                1998        182,200           --              --          28,378
                                          1997        155,000       38,750              --           1,625

Mark W. Ohlendorf(5)                      1999        221,743           --              --            --
  Chief Financial Officer                 1998        200,254           --              --          30,811
                                          1997         24,403       53,363              --          11,149

--------------------

(1) Represents options granted under the Company's Amended and Restated 1995 Incentive Compensation Plan (the "1995 Plan"). Generally, subject to accelerated vesting upon a change in control, one-fourth of the options become exercisable on each of the first through fourth anniversaries of the grant date, except with respect to (i) options granted to these individuals in 1998 which became exercisable 50% on the second anniversary of the grant date, 75% on the third anniversary of the grant date and 100% on the fourth anniversary of the grant date and (ii) options granted to Mr. Lasky in 1997 which become exercisable on January 30, 2001.
(2) Mr. Lasky has served as the Company's President since prior to 1996 and became the Company's Chief Executive Officer in May 1996.
(3) Mr. Buchanan joined the Company as an executive officer in October 1997, has served as Vice Chairman since August 1998, and served as President of the Company from October 1997 to August 1998.
(4)       Mr. Vick joined the Company as an executive officer in October 1997.
(5)       Mr. Ohlendorf joined the Company as an executive officer in October
          1997.

OPTION GRANTS IN LAST FISCAL YEAR

         There were no options granted to senior management during 1999.

1999 AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

         The following table sets forth information concerning the value of options exercised by the Named Executives during 1999 and the value at December 31, 1999 of unexercised options held by each such officer.

                                                                         NUMBER OF
                                                                         SECURITIES              VALUE OF
                                                                         UNDERLYING             UNEXERCISED
                                                                        UNEXERCISED           IN-THE-MONEY(1)
                                       NUMBER OF                          OPTIONS               OPTIONS AT
                                        SHARES                          AT 12-31-99              12-31-99
                                      ACQUIRED ON       VALUE           EXERCISABLE/           EXERCISABLE/
NAME                                   EXERCISE        REALIZED        UNEXERCISABLE           UNEXERCISABLE
----                                  ------------     -----------    ---------------          -------------


William F. Lasky................                --              --    148,068/299,408           $515,706/--

Timothy J. Buchanan.............                --              --     22,000/34,054               --/--

Steven L. Vick..................                --              --     22,000/44,757               --/--

Thomas E. Komula................                --              --     27,067/49,788               --/--

G. Faye Godwin..................                --              --     39,925/36,308             57,845/--

Mark W. Ohlendorf...............                --              --     115,574/36,386              --/--

------------------

(1) Calculated on the basis of the fair market value of the underlying securities on December 31, 1999 ($7.9065 per share) minus the exercise price.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of April 10, 2000 by: (i) each person known by the Company to own more than 5% of the outstanding shares of Common Stock: (ii) each of the Company's directors; (iii) each of the Company's executive officers included in the Summary Compensation Table included elsewhere herein; and (iv) all of the Company's directors and executive officers as a group. Except as otherwise noted, the person or entity named has sole voting and investment power over the shares indicated.

                                                                                 SHARES OF COMMON
                                                                            STOCK BENEFICIALLY OWNED(1)
                                                                  -----------------------------------------------
NAME                                                                       NUMBER                 PERCENT
----                                                                     ---------                -------
AR Investments, Ltd. (2)......................................           2,167,900                  9.8%
Dimensional Fund Advisors, Inc. (3)...........................           1,915,900                  8.7
HBK Investments L.P. (4)......................................           1,529,834                  6.5
Warburg Pincus Asset Management, Inc. (5).....................           1,263,100                  5.7
Transamerica Corporation and
Transamerica Investment Services, Inc. (6)....................           1,149,900                  5.2

                                                                                SHARES OF COMMON
                                                                            STOCK BENEFICIALLY OWNED(1)
                                                                  -----------------------------------------------
NAME                                                                       NUMBER                 PERCENT
----                                                                     ---------                -------

Robert Haveman (7)+...........................................            795,412                   3.6
Timothy J. Buchanan (8)+......................................            794,907                   3.6
Steven L. Vick (9)+++..........................................           724,195                   3.3
Jerry L. Tubergen (10)+.......................................            695.117                   3.1
William F. Lasky (11)+++.......................................           557,625                   2.5
Richard W. Boehlke (12)+......................................            433,711                   2.0
William G. Petty, Jr.(13)+++...................................           135,658                    *
Mark Ohlendorf (14)++..........................................           115,574                    *
Gene E. Burleson (15)+........................................             46,167                    *
G. Faye Godwin (16)++..........................................            48,042                    *
Thomas E. Komula (17)++........................................            33,567                    *
All Executive Officers and Directors as a Group
(15 Persons)(18)..............................................          4,472,038                  19.6


+        Director of the Company.
++       Executive officer of the Company.  See "Management of the Company".
*        Less than 1%.

(1) Information as to the beneficial ownership of Common Stock has either been furnished to the Company by or on behalf of the indicated persons or is taken from reports on file with the Securities and Exchange Commission.

(2) Based upon a Schedule 13D filed on January 18, 2000, as amended on January 26, 2000 and February 25, 2000, by AR Investments Limited, a Cayman Islands corporation ("AR Investments"), RH Investments Limited, a Cayman Islands corporation ("RH Investments"), VXM Investments Limited, a Cayman Islands corporation ("VXM Investments"), LXB Investments Limited, a Cayman Islands corporation ("LXB Investments"), HR Investments Limited, a Cayman Islands corporation ("HR Investments"), Barry Trust, a Guernsey, Channel Islands trust, Rachel Trust, a Guernsey, Channel Islands trust, Vivian Trust, a Guernsey, Channel Islands trust, Lillian Trust, a Guernsey, Channel Islands trust, Henry Trust, a Guernsey, Channel Islands trust, The Monument Trust Company Limited, a Guernsey, Channel Islands corporation, IPC Advisors S.A.R.L., a Luxemburg corporation, LMR Investments Limited, a Cayman Islands corporation, The LMR Family Trust, a Cayman Islands Trust and Caledonian Bank & Trust Limited, a Cayman Islands corporation (collectively, the "Reporting Persons"), AR Investments, RH Investments, VXM Investments, LXB Investments, and HR Investments own an aggregate of 2,167,900 shares of Common Stock. According to the
         Schedule 13D, each Reporting Person may be deemed to be a beneficial owner of all 2,167,900 shares of Common Stock held by the Reporting Persons. The Reporting Persons as a group have sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of the 2,167,900 shares of Common Stock. The principal place of business of the Reporting Person is c/o Unsworth & Associates, Herengracht 483,1017 BT, Amsterdam, The Netherlands.

(3) Based upon its Schedule 13G filed on February 12, 1999, as amended February 3, 2000, Dimensional Fund Advisors, Inc. is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Its principal place of business is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401 Dimensional Fund Advisors, Inc. has sole voting power with respect to all of the shares of the Company's Common Stock held by it.

(4) Based upon its Schedule 13G filed on April 14, 1998, as amended December 31, 1998 and January 25, 2000, by HBK Investments L.P. ("Investments") and HBK Finance L.P. ("Finance"), HBK Master Fund L.P. ("Master") owns $9,645,000 principal amount of the 7% Convertible Subordinated Debentures of the Company due 2004 (the "7% Debentures"), which are convertible into shares of the Company's Common Stock. Assuming conversion of such 7% Debentures, Investments (pursuant to Investment Management Agreements among the parties) will have sole voting power and sole dispositive power with respect to the 476,296 shares of the Company's Common Stock issuable to Master.

         In addition, Master owns $9,370,000 principal amount of the 6.75% Convertible Subordinated Debentures of the Company due 2006 (the "6.75% Debentures"), which are convertible into shares of the Company's Common Stock. Assuming conversion of such 6.75% Debentures, Investments (pursuant to Investment Management Agreements among the parties) will have sole voting power and sole dispositive power with respect to the 459,764 shares of the Company's Common Stock issuable Master.

         Finally, Master owns $17,071,000 principal amount of the 5.25% Convertible Subordinated Debentures of the Company due 2002 (the "5.25% Debentures, which are convertible into shares of the Company's Common Stock. Assuming conversion of such 5.25% Debentures, Investments (pursuant to Investment Management Agreements among the parties) will have sole voting power and sole dispositive power with respect to the 593,774 shares of the Company's Common Stock issuable to Master.

         The principal place of business of Master, Investments, and Finance is 777 Main Street, Suite 2750, Fort Worth, Texas 76102.

(5) Based upon its Schedule 13G filed on January 13, 1999, Warburg Pincus Asset Management, Inc. ("Warburg Pincus") is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Its principal place of business is 466 Lexington Avenue, New York, New York 10017. Of the total shares of the Company's Common Stock held by Warburg Pincus, it has sole voting power with respect to only 1,034,000 of such shares.

(6) Based upon their Schedule 13G filed on February 16, 1999, as amended January 22, 2000, Transamerica Investment Services, Inc. ("TIS") is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and is a subsidiary of Transamerica Corporation ("Transamerica"). Transamerica's principal place of business is 600 Montgomery Street, San Francisco, California 94111, and TIS' principal place of business is 1150 Olive Street, Los Angeles, California 90015. Transamerica may be deemed to be the beneficial owner of 1,149,900 shares of the Company's Common Stock, of which 125,000 shares are owned directly by Transamerica. The remaining 1,024,900 shares of the Company's Common Stock, including 744,500 of such shares, are beneficially owned by direct and indirect subsidiaries of Transamerica. TIS is deemed to be the beneficial owner of 1,149,000 shares of the Company's Common Stock pursuant to separate arrangements whereby TIS acts as investment adviser to certain individuals and entities, including two insurance company subsidiaries of Transamerica. Each of the individuals and entities for which TIS acts as investment adviser has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities held or purchased pursuant to such arrangements.

(7) Includes (i) 437,082 shares held by two non-profit corporations (the "Non-profit Corporations") for which Mr. Haveman serves as officer and
         (ii) options to acquire 22,167 shares exercisable within 60 days of April 10, 2000. Mr. Haveman disclaims beneficial ownership of the shares held by the Non-profit Corporations. Also includes 145,678 shares of Common Stock issuable upon conversion of the Company's 7% Debentures, 24,691 of which are held by Mr. Haveman directly and 120,987 of which are held by a trust for which Mr. Haveman serves as trustee.

(8) Includes (i) 154,600 shares owned beneficially by Mr. Buchanan's spouse, Meredith Gail Buchanan; (ii) 50,000 shares owned jointly with Mr. Buchanan's spouse, Meredith Gail Buchanan (iii) 22,000 shares held in trust for Mr. Buchanan's children for which trusts Mr. Buchanan is sole trustee; (iv) 11,000 shares beneficially owned by The Buchanan Family Foundation of which Mr. Buchanan is the sole trustee; and (v) 22,000 shares issuable upon the exercise of options that are exercisable on or within 60 days of April 10, 2000.

(9)      Includes (i) 674,495 shares owned jointly with Mr. Vick's spouse, Susan
         C. Vick; (ii) 16,700 shares held in trust for Mr. Vick's children for which trusts Mr. Vick is the sole trustee; (iii) 11,000 shares beneficially owned by The Vick Foundation of which Mr. Vick is the sole trustee; and (iv) 22,000 shares issuable upon the exercise of options that are exercisable on or within 60 days of April 10, 2000.

(10) Includes (i) 439,521 shares held by trusts for which he serves as trustee (the "Trusts") and (ii) options to acquire 14,422 shares exercisable within 60 days of April 10, 2000. The co-trustees of the Trust also serve as trustee of a trust holding 59,361 shares. Also includes 22,222 shares of Common Stock, issuable upon conversion of the Company's 7% Debentures held by RDV Corporation Supplemental Executive Retirement Plan of which Mr. Tubergen is a beneficiary.

(11) Mr. Lasky's beneficial ownership includes shares held by a corporation owned by Mr. Lasky and David Burr by virtue of his position as an officer and majority shareholder of such corporation and options to acquire 148,068 shares exercisable within 60 days of April 10, 2000.

(12) Includes options to acquire 2,000 shares exercisable within 60 days of April 10, 2000.

(13) Includes options to acquire 92,628 shares exercisable within 60 days of April 10, 2000.

(14) Represents options to acquire 115,574 shares exercisable within 60 days of April 10, 2000.

(15) Includes options to acquire 6,141 shares exercisable within 60 days of April 10, 2000.

(16) Includes (i) 1,000 shares held jointly with Ms. Godwin's spouse, Roy Godwin and (ii) options to acquire 47,042 shares exercisable within 60 days of April 10, 2000.

(17) Includes options to acquire 29,567 shares exercisable within 60 days of April 10, 2000.

(18) Includes options to acquire 569,655 shares exercisable within 60 days of April 10, 2000. Also includes 33,171 shares and options to acquire 18,192 shares exercisable within 60 days of April 10, 2000, which were held by an executive officer of the Company who resigned subsequent to April 10, 2000.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company provides payroll processing and financial statement preparation services to six dementia care residences in Wisconsin for a partnership that is 50% owned and controlled by Mr. Lasky, the Company's President and Chief Executive Officer. Pursuant to this arrangement, the Company charges an annual fee of $10,000. Accrued fees owing to the Company by this partnership for previously provided management services were $715,000 and $581,000 at December 31, 1999 and 1998, respectively.

         The Company leases an assisted living residence (in Tacoma, Washington) from the 2010 Union L.P., of which Richard W. Boehlke, a director of the Company, is the 99% general partner. Lease payments by the Company to this partnership aggregated $673,122 in 1999.

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

         In February 2000 the Company borrowed an additional $20.0 million from the Bridge Lender by amending and increasing the amount borrowed under its Tranche A Loan. Upon amending the Tranche A Loan, the interest rate on this loan increased to 10% per annum. As additional security for the Tranche A Loan, the Company granted the bridge lender mortgages on six residences. Of the $20.0 million additional advance on the Tranche A Bridge Loan, $4.1 million was placed in escrow to facilitate the funding of the remaining construction costs with respect to the mortgaged residences. A facility fee of $800,000 was paid to the Bridge Lender upon the closing of the amended Tranche A Bridge Loan.

     Jerry L. Tubergen, a member of the Board of Directors of the Company, and certain of his affiliates, hold equity interests in the Bridge Lender.

         The Company believes that each of the foregoing transactions was on terms substantially similar to those that it could have obtained from unaffiliated third parties. In the case of related party transactions, it is the Company's policy to enter into such agreements on terms, which in the opinion of the Company, are substantially similar to those that could otherwise be obtained from unrelated third parties, and that all such transactions be approved by a majority of the disinterested members of the Board.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ALTERRA HEALTHCARE CORPORATION.



                                      By: /s/ Mark W. Ohlendorf
                                         -----------------------------------
                                      Mark W. Ohlendorf
                                      Senior Vice President, Chief Financial
                                      Officer, Treasurer and Assistant Secretary

Dated  May 1, 2000