Form 10-Q
period 2000-03-31
ALTERRA HEALTHCARE CORP
filed 2000-05-15
CIK 1013218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                 (414) 918-5000
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes      [X]      No    [  ]

         AS OF MARCH 31, 2000, THERE WERE 22,109,810 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01, OUTSTANDING.

(Number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practical date.)

                         ALTERRA HEALTHCARE CORPORATION
                                      INDEX

                          Part I. Financial Information

                                                                                                            PAGE NO.
                                                                                                        -------------

Item 1.       Financial Statements:

              Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited) and December 31,
              1999.....................................................................................        1

              Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended
              March 31, 2000 and 1999..................................................................        2

              Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2000 and 1999..................................................................        3

              Notes to Condensed Consolidated Financial Statements.....................................      4 - 5

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................................      6 - 12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk...............................        13


              Part II.   Other Information


Item 6.       Exhibits and Reports on Form 8-K.........................................................      13-14

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                          March 31,           December 31,
                                                                            2000                  1999
                                                                        -------------        --------------
                                                                         (unaudited)
                               ASSETS
Current assets:
  Cash and cash equivalents...........................................  $    16,089             $    18,728
  Accounts receivable, net............................................        7,003                   7,150
  Notes receivable, net...............................................       32,978                  32,530
  Land held for sale..................................................        9,501                   9,501
  Other current assets................................................       41,325                  41,320
                                                                        -----------             -----------
      Total current assets............................................      106,896                 109,229
                                                                        -----------             -----------
Property and equipment, net...........................................      908,815                 863,163
Restricted cash and investments.......................................       28,485                  28,325
Goodwill, net.........................................................        5,071                   5,106
Other assets..........................................................       66,628                  55,574
                                                                        -----------             -----------
      Total assets....................................................  $ 1,115,895             $ 1,061,397
                                                                        ===========             ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term obligations.......................  $    10,094             $     9,945
  Short-term notes payable............................................       15,009                  29,009
  Accounts payable - trade............................................        3,616                  11,036
  Accounts payable - construction.....................................        3,726                   6,616
  Accrued expenses....................................................       46,763                  37,972
  Deferred rent and refundable deposits...............................        7,477                   9,199
                                                                        -----------             -----------
       Total current liabilities......................................       86,685                 103,777
                                                                        -----------             -----------
Long-term obligations, less current installments......................      639,630                 563,072
Convertible debt......................................................      228,600                 228,600
Deferred gain on sale and other.......................................       11,887                  11,592
Minority interest.....................................................        3,745                   3,713
Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized;
      none issued or outstanding......................................           --                      --
   Common stock, $.01 par value; 100,000,000 shares
      authorized; issued 22,111,671 shares of which
      22,100,032 were outstanding on March 31, 2000 and
      December 31, 1999...............................................          221                     221
      Treasury stock, $.01 par value; 11,639 shares in 2000 and 1999..
                                                                               (163)                   (163)
      Additional paid-in capital......................................      179,385                 179,362
      Accumulated deficit.............................................      (34,095)                (28,777)
                                                                        -----------             -----------
        Total stockholders' equity....................................      145,348                 150,643
                                                                        -----------             -----------
        Total liabilities and stockholders' equity....................  $ 1,115,895             $ 1,061,397
                                                                        ===========             ===========



      See accompanying notes to condensed consolidated financial statements.

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                   Three Months Ended
                                                                                                       March 31,
                                                                                           ---------------------------------
                                                                                                2000                 1999
                                                                                           ---------------    --------------

Revenue:
  Resident service fees..................................................................  $      101,445     $       77,122
  Management fees and other..............................................................           5,111              5,769
                                                                                           --------------     --------------
    Operating revenue....................................................................         106,556             82,891

Operating expenses:
  Residence operations...................................................................          66,186             47,099
  Lease expense..........................................................................          20,247             14,459
  Lease income...........................................................................          (8,729)            (4,889)
  General and administrative.............................................................          10,976              9,618
  Depreciation and amortization..........................................................           7,669              4,025
                                                                                           --------------     --------------
    Total operating expenses.............................................................          96,349             70,312
                                                                                           --------------     --------------
    Operating income.....................................................................          10,207             12,579
                                                                                           --------------     --------------

Other income (expense):
  Interest expense, net..................................................................         (16,918)            (6,464)
  Equity in (losses) income  of unconsolidated affiliates................................          (2,376)                82
  Minority interest in losses of consolidated subsidiaries...............................             509              2,295
                                                                                           --------------     --------------

    Total other expense,  net............................................................         (18,785)            (4,087)
                                                                                           --------------     --------------

(Loss) income  before income taxes and the cumulative effect of a change in accounting
  principle..............................................................................          (8,578)             8,492

Income tax benefit (expense).............................................................           3,260             (3,227)
                                                                                           --------------     --------------

(Loss) income before the cumulative effect of a change in accounting principle...........          (5,318)             5,265
                                                                                           --------------     --------------

Cumulative effect of a change in accounting principle, net of  tax benefit of $2,409
  (see Note 4) ..........................................................................              --             (3,837)
                                                                                           --------------     --------------

Net (loss) income........................................................................  $       (5,318)    $        1,428
                                                                                           ==============     ==============

Earnings per common share - basic and diluted:
    (Loss) income before cumulative effect of a change in accounting principle...........  $        (0.24)    $         0.24
                                                                                           ==============     ==============

    Cumulative effect on prior periods (to December 31, 1998) of changing to a different
    method ..............................................................................              --     $        (0.18)
                                                                                           ==============     ==============
    Net (loss) income per common share - basic and diluted...............................  $       ( 0.24)    $         0.06
                                                                                           ==============     ==============

Weighted average common shares outstanding:
    Basic................................................................................          22,103             22,068
                                                                                           ==============     ==============
    Diluted..............................................................................          22,103             22,551
                                                                                           ==============     ==============

      See accompanying notes to condensed consolidated financial statements.

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                            -------------------------------
                                                                                                2000              1999
                                                                                            -------------     -------------

Cash flows from operating activities:
  Net (loss) income...................................................................          $(5,318)           $1,428
Adjustments to reconcile net (loss) income to net cash provided by operating activities net of acquisitions:
  Depreciation and amortization.......................................................            7,669             4,025
  Amortization of deferred financing..................................................            1,616               547
  Deferred income taxes...............................................................           (3,282)           (1,015)
  Equity in net loss from investments in unconsolidated affiliates....................            2,376               (82)
  Minority interest in losses of consolidated subsidiaries............................             (509)           (2,295)
  Tax effect of stock options exercised...............................................               22               460
  Decrease (increase) in net resident receivables.....................................              147            (2,136)
  Decrease in  pre-opening costs......................................................               --             7,856
  Decrease income tax  receivable.....................................................            4,335                --
  Decrease (increase) in other current assets.........................................              568            (1,502)
  Decrease in accounts payable trade..................................................           (7,420)           (3,544)
  Increase  in accrued expenses and deferred rent.....................................            9,176             3,393
  Decrease in  accrued development reserve  costs.....................................           (1,695)               --
  Changes in other assets and liabilities, net........................................           (3,146)            1,123
                                                                                            -----------       -----------
Net cash provided by operating activities.............................................            4,539             8,258
                                                                                            -----------       -----------

Cash flows (used by) investing activities:
  Payments for property, equipment and project development costs......................          (20,556)          (69,969)
  Increase  in notes receivable, net of  reserve......................................           (6,099)          (13,097)
  Changes in investments in and advances to unconsolidated affiliates.................           (1,761)             (500)
  Purchase of limited partnership interests...........................................               --           (15,235)
  Increase  in short-term investments.................................................               --            (1,565)
                                                                                            -----------       -----------
Net cash used in investing activities.................................................          (28,416)         (100,366)
                                                                                            -----------       -----------

Cash flows from (used by) financing activities:
  Repayments of short-term borrowings.................................................          (30,000)               --
  Repayments of long-term obligations.................................................           (1,662)          (45,122)
  Proceeds from issuance of debt......................................................           54,029           128,863
  Payments for financing costs........................................................           (1,672)           (3,905)
  Proceeds from sale/leaseback transactions...........................................               --             8,401
  Issuance of common stock and other capital contributions............................                2               645
  Contributions by minority partners and minority stockholders........................              541             4,000
                                                                                            -----------       -----------
Net cash provided by financing activities.............................................           21,238            92,882
                                                                                            -----------       -----------

Net decrease in cash and cash equivalents.............................................            2,639               774
                                                                                            -----------       -----------
Cash and cash equivalents:
  Beginning of period.................................................................           18,728            40,621
                                                                                            ===========       ===========
  End of period.......................................................................          $16,089           $41,395
                                                                                            ===========       ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest, including amounts capitalized...............................          $14,012            $6,130
                                                                                            ===========       ===========
  Cash paid during period for income taxes, net of refunds............................      $    (4,270)           $2,499
                                                                                            ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      BASIS OF PRESENTATION

         The condensed consolidated balance sheets as of March 31, 2000 and December 31, 1999, the condensed consolidated statements of operations for the three months ended March 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999 contained in this Quarterly Report on Form 10-Q include the accounts of Alterra Healthcare Corporation ("Alterra" or the "Company") and our affiliates which are under our common financial control. All significant intercompany accounts have been eliminated in consolidation. In our opinion, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of these condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

         The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 1999, as amended.

(2)      ACQUISITIONS

         During the quarter ended March 31, 2000, we reacquired fee interests in 12 residences which were previously leased from a healthcare real estate investment trust ("REIT"). This acquisition, which has been accounted for as a purchase, had a purchase price of $27.7 million, all of which was paid in cash. These residences, along with seven residences reacquired in December 1999, were subsequently financed through $60.0 million of mortgage financing which closed during the first quarter of 2000.

(3)      FINANCING

         In February 2000 the Company borrowed an additional $20.0 million under an existing bridge loan (the "Bridge Loan"). Simultaneously with this additional advance, the interest rate on this loan increased to 10% per annum. As additional security for the Bridge Loan, we granted the bridge lender mortgages on six residences. Of the $20.0 million additional advance on the Bridge Loan, $4.1 million was placed in escrow to facilitate the funding of the remaining construction costs with respect to the mortgaged residences. A facility fee of $800,000 was paid to the bridge lender upon the closing of the amended Bridge Loan.

In March 2000 the Company, together with Manor Care, Inc., reduced to $60 million the $200 million financing commitment made by a bank syndicate to provide construction financing to the Company's development joint venture with Manor Care, Inc. As a result the Company has established in the 1999 financial statements a $5.0 million reserve against its note receivable from this joint venture to reflect the estimated realizable value. An additional $2.0 million reserve was established in the 1999 financial statements for costs associated with exiting development projects which we will not continue due to this reduction in this credit facility.

(4) CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

         In the first quarter of 1999 we adopted the Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities." This Statement provides guidance on the financial reporting of start-up activities and organization costs. It requires costs of start-up activities and organization costs to be expensed when incurred. Our prior practice was to capitalize these costs and amortize them over a one-year period after residence opening in the case of start-up costs and five years in the case of organizational costs. The cumulative effect of the accounting change reflected in the condensed consolidated statement of operations for the three months ended March 31, 1999 was $3.8 million, net of tax.

(5)      NET (LOSS) INCOME PER COMMON SHARE

         The following table summarizes the computation of basic and diluted net
(loss) income per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):


                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                    -------------------------------------
                                                                                         2000                    1999
                                                                                    ----------------       --------------

         Numerator:
         Numerator for basic and diluted (loss) income per share before
            cumulative effect of a change in accounting principle...............        $(5,318)                   $5,265
         Cumulative effect of a change in accounting principle..................             --                    (3,837)
                                                                                    -----------            --------------
         Numerator for basic and diluted net (loss) income per share..........          $(5,318)                   $1,428
                                                                                    ===========            ==============

         Denominator:
         Denominator for basic net (loss) income per common share-weighted
            average shares......................................................         22,103                    22,068
         Effect of dilutive securities:
            Employee stock options..............................................             --                       483
                                                                                    -----------            --------------
         Denominator for diluted net (loss) income per common share-weighted
           average shares plus assumed conversions..............................         22,103                    22,551
                                                                                    ===========            ==============

          Basic (loss) income per common share before cumulative effect of a
            change in accounting principle......................................        $ (0.24)                 $  0.24
         Cumulative effect of a change in accounting principle..................             --                    (0.17)
                                                                                    -----------            -------------
         Basic net (loss) income per common share...............................        $ (0.24)                 $  0.06
                                                                                    ===========            =============


         Diluted (loss) income per common share before cumulative effect of a
            change in accounting principle......................................        $ (0.24)                 $  0.24
         Cumulative effect of a change in accounting principle..................             --                    (0.18)
                                                                                    -----------            -------------
         Diluted  net (loss)  income per common share ..........................        $ (0.24)                 $  0.06
                                                                                    ===========            =============


         Shares issuable upon the conversion of convertible subordinated debentures have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

(6)      RECLASSIFICATIONS

         Reclassifications have been made in the 1999 financial statements to conform with the 2000 financial statement presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         We are a leading national assisted living company operating assisted living residences and providing assisted living services in 28 states. Our growth in recent years has had a significant impact on our results of operations and accounts for most of the changes in our results between 2000 and 1999. As of March 31, 2000 and 1999, we operated or managed 465 and 369 residences with aggregate capacity of 21,526 and 15,841 residents, respectively. We, together with other parties who have purchased interests in some of our development residences, were also constructing or developing 40 additional residences with additional capacity for 2,066 residents as of March 31, 2000.

During the fourth quarter of 1999 we began to implement several strategic initiatives designed to strengthen our balance sheet and to enable us to focus on stabilizing and enhancing our core business operations. The principal components of these strategic initiatives include:

      - Reduced Development Activity. In light of the competitive environment and tightening capital markets, we elected to significantly reduce the scope of our assisted living development activities. Specifically, in the fourth quarter of 1999 and the first quarter of 2000 we have discontinued development activity with respect to a substantial number of development sites.

      - Reduced Reliance upon Joint Venture Arrangements. In order to simplify our capital structure, we have elected to reduce our utilization of joint venture development arrangements and other off-balance sheet ownership and development structures (so-called "black box" structures). Historically, these arrangements were a source of fee income for us and served to reduce the adverse impact on our earnings of start-up losses associated with our substantial volume of newly-opened residences. We believe, however, that we can improve our future cash flow and liquidity by retaining 100% of the revenue and operating cash flow from more of our residences. No new joint venture arrangements were established during the first quarter of 2000.

      - Deleveraging of our Balance Sheet. We are seeking to strengthen and deleverage our balance sheet and to address our short and long-term capital needs by securing an additional equity or equity-linked investment. We have entered into a definitive agreement pursuant to which we expect to issue a minimum of $138 million of convertible senior debentures and convertible preferred shares. This transaction is expected to close during the second quarter of 2000.

      - Focus on Cash Flow. As our portfolio of assisted living residences stabilizes and matures, we intend to focus on cash flow. In this regard we will seek to own (as opposed to lease) as much of our real estate as we can, given our capital constraints. Ownership of a greater percentage of our residences will increase depreciation and amortization expenses but only impact our operating cash flow to the extent of any related interest expense. During the fourth quarter of 1999 and first quarter of 2000, we purchased a total of 19 facilities previously leased from a healthcare REIT.


We are currently seeking to address both our short and long-term liquidity requirements. The combination of a difficult financing and operating environment for healthcare service companies has significantly reduced our access to credit. A number of our traditional financing sources, including commercial banks and other secured lenders, have substantially reduced their lending activities to the healthcare sector. In addition, the credit availability under our credit facilities has either been reduced or eliminated due to a variety of factors, including our request for modifications of some of our financial covenants in some of our credit agreements. To address our need for capital, we have entered into a definitive agreement pursuant to which we expect to issue at least $138.0 million of convertible senior debentures and convertible preferred shares. We currently anticipate that this transaction will close during the second quarter of 2000. The transaction is contingent upon our ability to modify certain covenants in our credit agreements and our ability to obtain requisite regulatory approvals.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

         Residence Service Fees. Residence service fees for the three months ended March 31, 2000 were $101.4 million, representing an increase of $24.3 million or 32% from the $77.1 million for the comparable 1999 period. Substantially all of this increase resulted from the addition of newly constructed residences and other residences acquired by us. We operated or managed 465 and 369 residences at March 31, 2000 and 1999, respectively.

         Other Revenues. Other revenues for the three months ended March 31, 2000 were $5.1 million, a decrease of $700,000 from the $5.8 million of other revenue for the three months ended March 31, 1999. The decrease is attributable to fewer development fees in the 2000 period which were partially offset by increased ongoing management fees on residences which were either managed for third parties or for entities in which we held a minority ownership position. Management fees include charges for transitional services to recruit and train staff, initial and recurring fees for use of our name and branding, initial and recurring fees for use of our methodologies, services for assisting with finance processing, and ongoing management services provided to operate the residence.

         Residence Operating Expenses. Residence operating expenses for the three months ended March 31, 2000 increased to $66.2 million from $47.1 million in the three-month period ended March 31, 1999, due to the increased number of residences operated during the 2000 period. Operating expenses as a percentage of residence service fees for the three months ended March 31, 2000 and 1999 were 65.2% and 61.1%, respectively. This percentage increase resulted primarily from increases in labor and employee benefit related costs due to increased competition for personnel. The increase in marginal expenses was also impacted by a slower lease-up of residences in some areas of the country.

         Lease Expense. Lease expense for the three months ended March 31, 2000 was $20.2 million, compared to $14.5 million in the comparable period in 1999. This increase was primarily attributable to the utilization of additional sale/leaseback financing and synthetic lease financing totaling $258.9 million during the twelve-month period ended March 31, 2000.

         Lease Income. We earned $8.7 million of lease income for the three months ended March 31, 2000, compared to $4.9 million for the comparable period in 1999, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences, and thereby offset our costs associated with obtaining and maintaining financing for these residences.

         General and Administrative Expense. For the three months ended March 31, 2000, general and administrative expenses were $11.0 million, compared to $7.8 million before a $1.8 million write-off associated with our name change for the comparable 1999 period, representing an increase as a percentage of operating revenue from 9.4% in the 1999 period to 10.3% in the 2000 period. The $3.2 million increase in expenses in the 2000 period was primarily attributable to salaries, related payroll taxes and employee benefits for additional corporate personnel retained to support the increased number of unconsolidated residences we manage.

         Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2000, was $7.7 representing an increase of $3.6 million, or 90.5%, from the $4.0 million of depreciation and amortization for 1999. This increase resulted primarily from depreciation of fixed assets on the larger number of new residences that were owned by us during the three months ended March 31, 2000, versus the comparable 1999 period. In addition, we acquired 19 residences with a capacity for 944 residents in December 1999 and January 2000 which were previously leased by us from a healthcare REIT. Since we now own these properties, our depreciation expense is higher.

         Interest Expense, Net. Interest expense, net of interest income, was $15.6 million for the three months ended March 31, 2000, prior to $1.4 million of bank amendment fees paid in the quarter compared to $6.5 million of net interest expense for 1999. Gross interest expense (before interest capitalization and interest income) for the 2000 period was $18.3 million prior to the amendment fees paid compared to $9.8 million for the 1999 period, an increase of $8.5 million. This increase is primarily attributable to an increase in the amount of mortgage financing used in 2000 as compared to 1999. We capitalized $1.2 million of interest expense in the 2000 period compared to $2.5 million in the 1999 period. This decrease in capitalized interest is a result of our decision to reduce development and construction activity in 2000. Our average construction in progress balance was $81.6 million during the three months ended March 31, 2000, compared to $138.0 million in the 1999 period. Interest income for the 2000 period was $1.5 million as compared to $791,000 for the 1999 period. This increase was due to interest on additional restricted cash balances in place in 2000 related primarily to lease financing transactions.

         Equity in (Losses) Income of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the three months ended March 31, 2000, was $(2.4) million, representing an increase of $(2.5) million from $82,000 of income for the comparable 1999 period. The increase was primarily attributable to the increase in the number of residences in unconsolidated entities which are in various stages of lease-up during the 2000 period. During the first quarter of 2000 we had an average of 91 residences held in these unconsolidated joint venture arrangements compared to an average of 52 residences held in similar joint venture arrangements during the comparable 1999 period. The increase in equity in losses of unconsolidated affiliates was also impacted by a slower lease-up of residences in some areas of the country.

         Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the three months ended March 31, 2000, was $509,000, representing a decrease of $1.8 million from $2.3 million for the comparable 1999 period. The decrease was primarily attributable to the decrease in the number of residences in various stages of lease-up that were owned by us in consolidated joint venture arrangements during the 2000 period. During the first quarter of 2000, we had an average of 12 residences held in these consolidated joint venture arrangements compared to an average of 31 residences held in similar joint venture arrangements during the comparable 1999 period.

         Income Taxes. For the three months ended March 31, 2000, we recorded a current income tax provision of $53,000 which was offset by the recognition of a $3.3 million deferred tax asset resulting in a current income tax benefit of $3.3 million. During the three months ended March 31, 1999, we recorded a current income tax provision of $2.8 million which was offset by the recognition of $400,000 of deferred tax liability resulting in a current income tax expense of $3.2 million before the effect of a cumulative change in accounting principle of $3.8 million.

         Cumulative Effect of Change in Accounting Principle. During the first quarter of 1999 we incurred a cumulative effect of a change in accounting principle of $3.8 million relating to the adoption of SOP 98-5, which requires that costs of start-up activities and organization costs be expensed as incurred.

         Net Income (Loss). As a result of the foregoing, net loss for the three months ended March 31, 2000, was $5.3 million compared to net income of $1.4 million for 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, we had approximately $16.1 million in unrestricted cash and cash equivalents and $20.2 million of working capital compared to unrestricted cash and cash equivalents of $18.7 million and working capital of $5.4 million at December 31, 1999.

         For the three months ended March 31, 2000 and 1999, cash flows from operations were $4.5 million versus $8.3 million, respectively.

         During the first quarter of 2000 we closed on approximately $54.0 million of new debt financing. Additionally, financing was provided through $541,000 of minority joint venture partner contributions and $20.0 million of bridge loan financing.

         Net cash provided by these financing activities together with cash from operations was used during the three months ended March 31, 2000, to fund $20.6 million in construction and development activity, and $6.1 million of construction bridge financing that we provided to others under third-party development arrangements.

         Historically, we have financed our operations and growth through a combination of various forms of real estate financing (mortgage, synthetic lease and sale/leaseback financing), capital contributions from joint venture partners and the sale of our securities (common stock and convertible debentures) and, to a lesser extent, cash from operations. At March 31, 2000, we had $893.3 million of outstanding debt principally consisting of $228.6 million of convertible debentures having a weighted average interest rate of 5.86%, $222.6 million of fixed rate debt having a weighted average interest rate of 7.53%, capitalized lease obligations of $67.2 million having a weighted average interest rate of 9.93%, $325.9 million of variable rate debt having a weighted average interest rate of 8.79%, a bridge loan of $34.0 million having a weighted average interest rate of 10%, and short-term borrowings of approximately $15.0 million. Through March 31, 2000, we have also entered into approximately $893.7 million of sale/leaseback and synthetic lease financings. In addition, we have guaranteed an aggregate of $114.0 million of indebtedness of joint venture and other off-balance sheet third-party entities.

We have the following three series of convertible subordinated debentures outstanding:

         - $143.8 million aggregate principal amount of 5.25% convertible subordinated debentures due December 15, 2002. These convertible debentures bear interest at 5.25% per annum payable semi-annually on June 15 and December 15 of each year. The conversion price is $28.75, which is equivalent to a conversion ratio of 34.8 shares of common stock per $1,000 in principal amount of the convertible debentures. The convertible debentures are redeemable at our option commencing on December 31, 2000, at specified premiums. The holders of the convertible debentures may require us to repurchase the convertible dentures at 101% of face value upon a change of control, as defined in the convertible debenture;

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

         Our principal credit and financing agreements, including our convertible debentures and our synthetic lease agreements, include cross-default provisions that provide that a material default under our other credit facilities constitute a default under that credit or financing agreement. Accordingly, any material default arising under one of our credit or financing agreements could result in many of our other major credit and financing arrangements being in default. In addition, our principal credit agreements and debt instruments include various financial covenants and other restrictions, including: (i) fixed charge coverage requirements, typically measured on a trailing four quarter basis and which generally increase over the term of the applicable credit agreement; (ii) maximum leverage ratios which limit our aggregate senior indebtedness to total capitalization; (iii) various minimum net worth or tangible net worth requirements; (iv) in some cases, property specific debt service coverage requirements and similar financial covenants of the type referenced above applicable to individual properties or to the pool of residences financed by the applicable lender; and (v) the maintenance of operating and other reserves for the benefit of the residences serving as collateral for the applicable lender. Additionally, under some of our credit and sale/leaseback facilities we are required to secure lender or lessor consent prior to engaging in mergers, business combinations or change in control transactions. As noted below, as a result of the non-recurring charges taken in the fourth quarter of 1999 and reductions in our expected future earnings resulting from our decision to reduce development and utilization of off-balance sheet joint venture structures, we would have been in violation of net worth and fixed charge coverage covenants imposed by several of our lenders had we not secured modifications or waivers of these covenants.

         Our operations and remaining construction activity will require significant additional capital resources in the future in order to fund: (i) our remaining construction of 40 assisted living and Alzheimer's care residences;
(ii) our purchase from the third party joint venture partners of minority and majority equity interests in assisted living residences operated by us; (iii) our ongoing debt service obligations, including maturities of our long-term debt and refinancing of short term debt; and (iv) our obligation to finance the operations of third party development partners.

         We expect to fund a portion of our capital and liquidity requirements from cash on hand, cash generated from operations, financing under existing debt and lease commitments and, to a limited extent, equity from our joint venture development partners. Our ability to utilize previously secured non-binding financing commitments from REITs and other lenders has become substantially limited due in part to our requests and receipt of modifications of some of the lenders' financial covenants, the volatility in the capital markets and factors affecting the assisted living industry generally. In particular, one of our construction loan facilities has delayed advances due on ongoing construction pending the resolution of a number of loan facility capacity and residence construction issues. In addition, many healthcare REITs and lenders are currently not extending new financing and the property level underwriting requirements of some of our lenders are being more strictly applied. Accordingly, our ability to secure financing on acceptable terms has become increasingly difficult. We currently expect to have access to no more than $50 to $70 million of additional mortgage financing from existing construction loan facilities during the twelve-month period ending December 31, 2000. We do not expect to have access to any significant sale/leaseback financing during the twelve-month period ending December 31, 2000.

         On April 26, 2000, we entered into a purchase agreement pursuant to which we expect to issue at least $138.0 million of convertible senior debentures and convertible preferred shares to several investors, including investment entities established by significant existing shareholders of ours as well as an investment vehicle of Messrs. Daniel Baty and William Colson, senior executives and directors of Holiday Retirement Corporation and Emeritus Corporation (together the "Investors").

         The transaction consists of: (i) $133.0 million of Series A and Series B convertible senior debentures ($42.5 million of Series A debentures and $90.5 million of Series B debentures) with a conversion price of $4.00 per share, a 9.75% semi-annual payment-in-kind ("PIK") coupon and a seven year maturity, and
(ii) $5.0 million of Series A convertible preferred shares with a conversion price of $4.00 per share and a 9.75% semi-annual PIK dividend and a mandatory redemption in seven years. The Series A debentures and Series A preferred shares will be convertible at any time at the holder's option into shares of our common stock. The Series B debentures will be convertible at any time at the holder's option into non-voting Series B preferred shares having rights (other than voting rights) substantially similar to our common stock. We may call the debentures and the Series A preferred shares at any time after three years if our common stock trades at an average price of at least $8.00 per share for the then preceding 30 trading day period. As part of the transaction the Investors will have the option to purchase up to an additional $65.0 million of Series B debentures for an aggregate transaction amount of approximately $200.0 million.

         The definitive agreement is subject to several closing conditions including: (i) receipt of covenant modifications from several of our lenders and lessors, (ii) Hart-Scott-Rodino compliance, (iii) receipt of all appropriate regulatory and other necessary approvals, (iv) other customary closing conditions, and (v) a closing by no later than May 31, 2000. No assurances can be made that the transaction will be consummated or, if consummated, completed on a timely basis and on terms acceptable to us.

         We will use the proceeds from this transaction to: (i) finance the completion of residences currently under construction, (ii) repay interim bridge indebtedness provided by one of the Investors, (iii) acquire a recently built portfolio of 14 of our managed assisted living residences from one of the Investors, (iv) selectively acquire third-party equity interests in some of our joint-venture arrangements, including joint-venture interests held by affiliates of some of the Investors, and (v) for working capital and other general corporate purposes.

         Pending the purchase of these convertible securities, we have taken several steps to maintain sufficient operational liquidity. These steps have included: (i) stopping and/or slowing construction in progress in order to reduce construction related spending; (ii) borrowing $44.0 million pursuant to bridge loan financing provided by one of the Investors; and (iii) allowing construction related payables to build up over normal levels. Notwithstanding these measures, one of our principal construction lenders has delayed making further advances on five residences currently in construction. As a result, liens have been filed on these construction projects resulting in defaults under the operative construction loan credit agreements. Although we have obtained waivers through June 30, 2000 of these defaults, payment of these suppliers and contractors will need to be effected in 2000 in order to permanently resolve these defaults. In addition, additional liens or lawsuits may be filed by contractors and subcontractors unless the advances under the credit facility are resumed, which additional liens or lawsuits will in turn result in further defaults under the operative credit agreements. Moreover, although the stopping or slowing of construction in progress has helped to preserve operating liquidity, upon resuming construction we may incur increased costs in order to complete construction.

         Due to the fourth quarter 1999 non-recurring charges and the anticipated reduction in our projected earnings due to planned reduction in development activity and reduced utilization of off-balance sheet joint venture structures, we would have been in violation of some of the financial covenants in our major credit facilities. However, we have obtained from these lenders either suspensions, amendments or waivers of net worth or fixed charge coverage covenants in order to avoid any actual default under these agreements and provide relief to us through June 30, 2000. These suspensions, amendments and waivers impose various conditions on us, including the requirement to secure equity or equity-linked funding of at least $100.0 million on or before June 30, 2000. To obtain these accommodations from our lenders, we have: (i) agreed to pay various fees both in form of cash and other consideration as well as established additional cash reserves; (ii) increased the pricing on some of our financing, some of which increases are permanent and others of which are temporary pending the completion of our contemplated equity transaction; (iii) shortened the maturity dates on some of our financing; (iv) delayed or waived our receipt of management fees and reimbursement of operating costs of residences serving as collateral; and (v) consented to the reduction of existing financing commitments of some of our lenders.

         If we are unable to satisfy the conditions to the pending proposed equity transaction (including obtaining necessary lender and lessor waivers and amendments) or are otherwise unable to consummate this investment transaction, we will need to seek to address our significant short and long-term liquidity shortfall through various measures, which may include further debt restructuring, sale of assets on an expedited basis, the surrender of collateral to some of our lenders and further reduction of overhead generally. However, we are not able to provide any assurance that, without a significant equity transaction, we will be able to satisfy our short-term or long-term liquidity needs. In addition to the requirement imposed by several of our lenders that we complete a $100.0 million or greater equity transaction by June 30, 2000, our $44.0 million bridge loan is due on June 30, 2000 (if an equity transaction is not completed prior to that date). As we are seeking to complete the pending equity transaction we will need access to further advances under our construction lines, further extensions of terms by construction-related creditors and access to further bridge financing. We can provide no assurance that we will be able to reach an accommodation with all of our lenders and lessors to secure needed interim funding. Likewise, we can provide no assurance that we will have the ability to satisfy our significant ongoing capital needs if the pending equity transaction is not closed in a timely manner.

IMPACT OF INFLATION

         To date inflation has not had a significant impact on us. Inflation could, however, affect our results of operations due to our dependence on our senior resident population who generally rely on liquid assets and relatively fixed incomes to pay for our services. As a result, we may not be able to increase residence service fees to account fully for increased operating expenses. In structuring our fees we attempt to anticipate inflation levels, but there can be no assurance that we will be able to anticipate fully or otherwise respond to any future inflationary pressures. In addition, given the amount of construction and development activity which we anticipate, inflationary pressures could affect our cost of new product deployment and financing. There can be no assurances that financing will be available on terms acceptable to us.

FORWARD-LOOKING STATEMENTS

                  The statements in this quarterly report relating to matters that are not historical facts are forward-looking statements based on management's belief and assumptions using currently available information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. These statements involve a number of risks and uncertainties, including, but not limited to, substantial debt and operating lease payment obligations, operating losses associated with new residences, our need for additional financing and liquidity, our ability to implement our new strategic initiatives and improve cash flow, risks associated with development and construction, risks associated with acquisitions, competition, governmental regulation, and other risks and uncertainties detailed in the reports filed by us with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We assume no duty to publicly update these statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors may cause fluctuations in the Company's earnings and cash flows.

         We performed a sensitivity analysis which presents the hypothetical change in fair value of those financial instruments held by us at March 31, 2000, which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair value of the debt included in the analysis is $408.1 million. Although not expected, a one-percentage point change in the interest rates would have caused our annual interest expense to change by approximately $3.8 million. Accordingly, a significant increase in LIBOR based interest rates could have a material adverse effect on our earnings.

         Although a majority of our debt and lease payment obligations as of or during the three months ended March 31, 2000, are not subject to floating interest rates, indebtedness that we may incur in the future may bear interest at a floating rate. Debt and annual operating lease payment obligations will continue to increase as we complete our pending development and construction activity. We expect to refinance $130.8 million of our fixed rate debt in 2000 and, as a result, convert this into variable rate debt.

         We do not presently use financial derivative instruments to manage interest costs. We do not use foreign currency exchange rate forward contracts or commodity contracts and do not have foreign currency exposure as of March 31, 2000.


                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:

     2.1 Purchase Agreement dated as of April 26, 2000 between the Registrant and RDVEPCO, L.L.C., a Michigan limited liability company, Group One Investors, L.L.C., a Michigan limited liability company, and Holiday Retirement 2000, LLC, a Washington limited liability company (incorporated by reference to Exhibit 99.2 of the Registrant's Form 8-K filed May 5, 2000).

     4.1 Amended and Restated First Supplemental Indenture dated as of December 19, 1997 by and between the Registrant and United States Trust Company of New York, as Trustee.

     4.2 Amended and Restated Second Supplemental Indenture dated as of January 2, 1998 by and between the Registrant and United States Trust Company of New York, as Trustee.

     4.3 Amendment to Rights Agreement made as of April 26, 2000 between Registrant and American Stock Transfer & Trust Company, as Rights Agent.

     10.1 Loan Agreement dated as of January 28, 2000 between AHC Purchaser, Inc. and GMAC Commercial Mortgage Corporation.

     10.2 Second Amended and Restated Loan Agreement dated as of April 26, 2000 between Registrant and RDVEPCO, L.L.C.

     10.3 Amended Schedule of Mortgages and Security Agreements, Secured Promissory Notes and Guaranties ("Loan Documents") which are substantially in the form of Key Corporate Capital, Inc., Loan Documents attached as Exhibits 10.116, 10.117 and 10.118 to the Registrant's Form 10-K for the period ending December 31, 1999.

     10.4 First Amendment to Credit Agreement, First Amendment to Guaranty Agreement and Suspension and Waiver Agreement dated as of March 30, 2000 between the Borrowers named therein, HCR/Alterra Development, LLC, the Registrant, Manor Care, Inc., Bank of America, N.A., as Administrative Agent, and the Lenders named in the Credit Agreement.


     11.1   Statement Regarding Computation of Net Income Per Share.

     27.1   Financial Data Schedule.

     (b) Reports on Form 8-K: The Registrant has filed no reports with the Securities and Exchange Commission on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on the 15th day of May, 2000.


                               ALTERRA HEALTHCARE CORPORATION



Date:  May 15, 2000        By: /s/  Mark W. Ohlendorf
                               -------------------------------------------------
                               Mark W. Ohlendorf
                               Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

                               (Principal Financial Officer)