Form 10-K/A
period 1999-12-31
ALTERRA HEALTHCARE CORP
filed 2000-06-13
CIK 1013218

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2

(Mark One)

[X] Amendment to Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

                                       OR

[ ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from                 to
                                                        -----------------
     -----------------.

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

                                EXPLANATORY NOTE

     This Report on Form 10-K/A amends and restates in its entirety the following Item of the Annual Report on Form 10-K of Alterra Healthcare Corporation (the "Company") for the fiscal year ended December 31, 1999 (the "1999 Form 10-K").

     Item 13 of the 1999 Form 10-K has been amended to provide additional information.

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

         The Company has retained a construction management/development firm active in the Pennsylvania, New Jersey and Delaware markets to assist the company in developing new residences in these markets. Anthony R. Geonnotti, Jr., a Senior Vice president of the Company, owns approximately 5% of this firm and Mr. Geonnotti's wife owns approximately 30% of this firm. Development and construction expenditures, including construction management fees paid by the Company to this firm during 1999 were $26,288,439.

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

                                  ALTERRA HEALTHCARE CORPORATION.



                                  By: /s/ Mark W. Ohlendorf
                                     ---------------------------------------
                                     Mark W. Ohlendorf
                                     Senior Vice President,  Chief Financial
                                     Officer,  Treasurer and Assistant Secretary

Dated June 12, 2000