Form 10-Q
period 2000-06-30
ALTERRA HEALTHCARE CORP
filed 2000-08-11
CIK 1013218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

          Yes      [X]      No    [  ]

         AS OF AUGUST 10, 2000, THERE WERE 22,109,810 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01, OUTSTANDING.

(Number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.)

                         ALTERRA HEALTHCARE CORPORATION
                                      INDEX

                          Part I. Financial Information


                                                                                                             PAGE NO.
                                                                                                          -------------

Item 1.       Financial Statements:

              Condensed Consolidated Balance Sheets as of June 30, 2000 and
              December 31, 1999.........................................................................       1

              Condensed Consolidated Statements of Operations for the Three and Six
              Months Ended June 30, 2000 and 1999.......................................................       2

              Condensed Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 2000 and 1999..............................................................       3

              Notes to Condensed Consolidated Financial Statements......................................       4

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.....................................................................       8

Item 3.       Quantitative and Qualitative Disclosures About Market Risk................................       18


                                                     Part II. Other Information

Item 2.       Changes in Securities and Use of Proceeds.................................................       19

Item 6.       Exhibits and Reports on Form 8-K..........................................................       20



                         PART 1 - FINANCIAL INFORMATION


ITEM 1           FINANCIAL STATEMENTS

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                            June 30,           December 31,
                                                                              2000                 1999
                                                                         --------------      ----------------
                                                                          (unaudited)
                                ASSETS
Current assets:
  Cash and cash equivalents........................................      $      28,784      $        18,728
  Accounts receivable, net.........................................              8,091                7,150
  Notes receivable.................................................              4,597               32,530
  Assets held for sale.............................................             70,912                9,501
  Other current assets.............................................             44,105               41,320
                                                                         --------------     ----------------
      Total current assets.........................................            156,489              109,229
                                                                         --------------     ----------------
Property and equipment, net........................................            967,887              863,163
Restricted cash and investments....................................             37,617               28,325
Goodwill, net......................................................             11,079                5,106
Other assets.......................................................             74,740               55,574
                                                                         --------------     ----------------
      Total assets.................................................      $   1,247,812      $     1,061,397
                                                                         ==============     ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term obligations....................      $       7,903      $         9,945
  Current obligations on assets held for sale......................             36,527                  ---
  Short-term notes payable.........................................             10,000               29,009
  Accounts payable - trade.........................................              3,770               11,036
  Accounts payable - construction..................................              1,234                6,616
  Accrued expenses.................................................             45,250               37,972
  Deferred rent and refundable deposits............................              6,644                9,199
                                                                         --------------     ----------------
      Total current liabilities....................................            111,328              103,777
                                                                         --------------     ----------------
Long-term obligations, less current installments...................            633,071              563,072
Convertible debt...................................................            355,269              228,600
Deferred gain on sale and other....................................              6,888               11,592
Minority interest..................................................              4,373                3,713
Redeemable preferred stock.........................................              4,566                  ---
 Stockholders' equity:
    Preferred stock; 2,500,000 shares authorized and designated;
       none of which are issued or are outstanding.................                ---                  ---
    Common   stock,   $.01  par   value;   100,000,000   shares
       authorized;    issued   22,121,449   shares   of   which
       22,109,810  were   outstanding  on  June  30,  2000  and
       December 31, 1999.......................................                    221                  221
    Treasury stock, $.01 par value; 11,639 shares in 2000 and
       1999............................................................           (163)                (163)
    Additional paid-in capital.........................................        179,385              179,362
    Accumulated deficit................................................        (47,126)             (28,777)
                                                                         -------------      ---------------
        Total stockholders' equity.....................................        132,317              150,643
                                                                         --------------     ----------------
        Total liabilities, redeemable preferred stock and
        stockholders' equity...........................................  $   1,247,812      $     1,061,397
                                                                         ==============     ================

       See accompanying notes to condensed consolidated financial statements.

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       Three Months Ended               Six Months Ended
                                                                            June 30,                        June 30,
                                                                   ----------------------------   -----------------------------
                                                                       2000            1999             2000            1999
                                                                   ------------    ------------   -------------    ------------

Revenue:
  Resident service fees........................................    $ 108,082       $  84,344      $   209,527      $   161,466
  Management fees and other....................................        3,957           7,576            9,068           13,345
                                                                   ------------    ------------   -------------    ------------
    Operating revenue..........................................      112,039          91,920          218,595          174,811

Operating expenses:
  Residence operations.........................................       72,309          52,497          138,495           99,596
  Lease expense................................................       20,592          15,971           40,839           30,430
  Lease income.................................................       (8,334)         (4,937)         (17,063)          (9,826)
  General and administrative...................................       16,209           9,280           27,185           18,898
  Loss on disposal (see Note 2) ...............................       12,054             ---           12,054              ---
  Depreciation and amortization................................        8,624           4,525           16,293            8,550
                                                                   ------------    ------------   -------------    ------------
    Total operating expenses...................................      121,454          77,336          217,803          147,648
                                                                   ------------    ------------   -------------    ------------
    Operating (loss) income....................................       (9,415)         14,584              792           27,163
                                                                   ------------    ------------   -------------    ------------

Other income (expense):
  Interest expense, net........................................      (20,325)         (7,611)         (37,243)         (14,075)
  Payment-in-kind ("PIK") interest expense.....................       (1,411)            ---           (1,411)             ---
  Equity in losses of unconsolidated affiliates................       (3,132)           (152)          (5,508)             (70)
  Minority interest in losses of consolidated subsidiaries.....          360             983              869            3,278
                                                                   ------------    ------------   -------------    ------------
    Total other expense, net...................................      (24,508)         (6,780)         (43,293)         (10,867)
                                                                   ------------    ------------   -------------    ------------

(Loss) income before income taxes, extraordinary gain and
  cumulative effect of a change in accounting principle........       (33,923)         7,804          (42,501)          16,296

Income tax benefit (expense) ..................................        12,355         (2,966)          15,615           (6,193)
                                                                   ------------    ------------   -------------    ------------

(Loss) income before extraordinary gain and cumulative effect
of a change in accounting principle............................       (21,568)         4,838          (26,886)          10,103

Extraordinary gain on the early extinguishment of debt, net of
tax expense of $5,232 (see Note 4).............................         8,536            ---            8,536              ---

Cumulative effect of a change in accounting principle, net of
tax benefit of $2,409 (see Note 5) ............................           ---            ---              ---           (3,837)
                                                                   ------------    ------------   -------------    ------------

Net (loss) income..............................................    $  (13,032)     $   4,838      $   (18,350)     $     6,266
                                                                   ============    ============   =============    ============

(Loss) income per common share before extraordinary item and cumulative effect of a change in accounting principle:
  Basic........................................................    $    (0.98)     $    0.22      $     (1.22)     $      0.46
                                                                   ============    ============   =============    ============
  Diluted .....................................................    $    (0.98)     $    0.22      $     (1.22)     $      0.45
                                                                   ============    ============   =============    ============
Net (loss) income per common share:
  Basic........................................................    $    (0.59)     $    0.22      $     (0.83)     $      0.28
                                                                   ============    ============   =============    ============
  Diluted .....................................................    $    (0.59)     $    0.22      $     (0.83)     $      0.28
                                                                   ============    ============   =============    ============

Weighted average common shares outstanding:
  Basic........................................................        22,110         22,085           22,107           22,080
                                                                   ============    ============   =============    ============
  Diluted......................................................        22,110         22,345           22,107           22,442
                                                                   ============    ============   =============    ============


      See accompanying notes to condensed consolidated financial statements.

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                            -------------------------------
                                                                                                2000              1999
                                                                                            -------------     -------------


Cash flows from operating activities:
  Net (loss) income...................................................................      $   (18,350)      $     6,266
Adjustments to reconcile net (loss) income to net cash provided by operating activities net of acquisitions:
  Depreciation and amortization.......................................................           16,293             8,550
  PIK interest .......................................................................            1,411               ---
  Amortization of deferred financing..................................................            4,856             1,249
  Extraordinary gain on extinguishment of debt........................................          (13,768)              ---
  Loss on disposal....................................................................           12,054               ---
  Deferred income taxes...............................................................          (10,404)             (501)
  Equity in net loss from investments in unconsolidated affiliates....................            5,508                70
  Minority interest in losses of consolidated subsidiaries............................             (869)           (3,278)
  Decrease (increase) in net resident receivables.....................................             (942)           (3,498)
  Decrease in pre-opening costs.......................................................             ----             7,856
  Decrease income tax receivable......................................................            4,335               ---
  Decrease (increase)  in other current assets........................................            1,885            (4,840)
  Decrease in accounts payable........................................................           (7,266)             (993)
  Increase in accrued expenses and deferred rent......................................           10,597             6,767
  Decrease in accrued development reserve costs.......................................           (7,752)              ---
  Changes in other assets and liabilities, net........................................            4,406               624
                                                                                            -------------     -------------
Net cash provided by operating activities.............................................            1,994            18,272

Cash flows (used by) investing activities:
  Payments for property, equipment and project development costs......................          (59,841)         (140,470)
  Increase in notes receivable, net of reserve........................................           (3,265)           (4,599)
  Acquisitions of facilities, net of cash.............................................             ----           (15,206)
  Acquisitions of facilities, net of liabilities assumed..............................          (20,896)             ----
  Changes in investments in and advances to unconsolidated affiliates.................             (950)             (675)
  Purchase of limited partnership interests...........................................          (22,144)          (34,461)
  Increase in long-term investments...................................................              (65)           (3,713)
                                                                                            -------------     -------------
Net cash used in investing activities.................................................         (107,161)         (199,124)

Cash flows from (used by) financing activities:
  Repayments of short-term borrowings.................................................          (19,000)              ---
  Repayments of long-term obligations.................................................         (106,613)          (45,649)
  Proceeds from issuance of debt......................................................           80,917           169,282
  Proceeds from the issuance of convertible debentures................................          168,022              ----
  Payments for financing costs........................................................          (14,200)           (5,104)
  Proceeds from sale/leaseback transactions...........................................             ----            64,391
  Issuance of preferred stock and other capital contributions.........................            4,568               746
  Contributions by minority partners and minority stockholders........................            1,529             5,182
                                                                                            -------------     -------------
Net cash provided by financing activities.............................................          115,223           188,848

Net increase in cash and cash equivalents.............................................           10,056             7,996
                                                                                            -------------     -------------

Cash and cash equivalents:
  Beginning of period.................................................................           18,728            49,934
                                                                                            -------------     -------------
  End of period.......................................................................      $    28,784       $    57,930
                                                                                            =============     =============

Supplemental disclosure of cash flow information:
  Cash paid for interest, including amounts capitalized...............................      $    34,926       $    18,384
  Cash paid during period for income taxes, net of refunds............................      $       257       $     4,386
  Debt assumed........................................................................      $    48,887              ----



         See accompanying notes to condensed consolidated financial statements.

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      BASIS OF PRESENTATION

         The condensed consolidated balance sheets as of June 30, 2000 and December 31, 1999, the condensed consolidated statements of operations for the three and six months ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 contained in this Quarterly Report on Form 10-Q include the accounts of Alterra Healthcare Corporation ("Alterra" or the "Company") and our affiliates which are under our common financial control. All significant intercompany accounts have been eliminated in consolidation. In our opinion, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of these condensed consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

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

(2)      ASSET DISPOSITION PLAN

         During the quarter ended June 30, 2000, the Company's Board of Directors adopted an asset disposition plan which calls for the sale of 33 parcels of land which the Company previously purchased with the intent to build assisted living residences but will no longer do so consistent with its previously announced reduction of development activities. In addition, the asset disposition plan calls for the sale of 36 assisted living residences (1,227 resident capacity) which are either operating (31 residences, 837 resident capacity) or under construction (five residences, 390 resident capacity). Properties included in the asset disposition plan were identified based on an assessment of a variety of factors including geographic location, residence size, return on invested capital and projected future capital requirements to complete residence construction or lease-up. The Company has recorded a loss of $12.1 million in the quarter ended June 30, 2000 representing the difference between historical cost and expected sales price on five of the assets currently under construction and 11 of the operating residences. The value of the assets held for sale, net of reserves, is reflected in the current assets and outstanding debt on the assets held for sale is reflected in the current liabilities portion of the Company's balance sheet.

         The following table represents condensed operating information related to the 31 operating residences currently held for sale for the six month periods ended June 30, 2000 and 1999.


                                                                       2000               1999
                                                                  --------------     -------------

         Revenue                                                  $       10,461     $      9,608

         Residence operations expense                                      7,886            6,837
         Lease expense                                                       865            1,012
         Interest expense                                                  1,016              642
         Depreciation expense                                                668              520
                                                                  ---------------    -------------
         Income before taxes                                      $           26     $        597
                                                                  ===============    =============


         Existing financing for assets included in the asset disposition plan consists of $36.5 million of secured mortgage debt and approximately $16.8 million of operating lease obligations (based on the lessors' initial investment in the operating leases).

(3)      EQUITY-LINKED TRANSACTION

         On May 31, 2000 the Company completed a financing transaction in which it issued $173.0 million of convertible debentures and convertible preferred shares to certain investors including significant existing shareholders and convertible debenture holders of the Company (the "Equity-Linked Transaction"). The securities issued include: (i) $168.0 million of Series A, Series B and Series C convertible debentures with a conversion price of $4.00 per share and a 9.75% semi-annual payment-in-kind ("PIK") coupon and a seven-year maturity, and
(ii) $5.0 million of Series A convertible preferred shares with a conversion price of $4.00 per share and a 9.75% semi-annual, cumulative PIK dividend and a mandatory redemption in seven years. The Series A and Series C debentures and Series A preferred shares will be convertible at any time at the investor's option into shares of common stock of the Company. The Series B debentures will be convertible at any time at the investor's option into non-voting Series B preferred shares having rights (other than voting rights) substantially similar to the Company's common stock. The Company may call the debentures and the Series A preferred shares at any time after three years if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. As part of the transaction, the Company had the option to issue to approved parties, and the investors had the option to purchase, up to an additional $29.9 million of Series B or C debentures within 180 days of May 31, 2000 (the "Option"), which would result in an aggregate transaction amount of approximately $203.0 million.

         The Company used the proceeds from this transaction to (i) repay $48.3 million of bridge loans previously funded by an affiliated group; (ii) retire $41.4 million of existing convertible debt (see Note 4), (iii) acquire the operations of 14 residences (618 resident capacity) previously managed by the Company for $21.0 million, (iv) acquire a 60% ownership interest in the operations of 26 residences (2,159 resident capacity) for $14.7 million, (v) repay $5.0 million of short-term borrowings under a bank line of credit, and
(vi) provide funds for working capital, including completing construction of the Company's remaining unopened residences.

         The holders of the Series A convertible preferred shares have the right to elect four members to the Company's nine person Board of Directors.

(4)      EXTRAORDINARY GAIN ON EXTINGUISHMENT OF CONVERTIBLE DEBT

         As part of the Equity-Linked Transaction, the Company issued $26.9 million of Series C convertible debentures in exchange for $31.7 million of its 5.25% convertible subordinated debentures due December 15, 2002, and $9.6 million of its 7.00% convertible subordinated debentures due June 1, 2004. As a result, the Company recorded an extraordinary gain of $13.7 million ($8.5 million net of income taxes), which represents the difference in book value of the Series C convertible debentures issued versus the debt retired, net of unamortized debt issue costs.

(5)      CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

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

(6)      NET (LOSS) INCOME PER COMMON SHARE

         The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):


                                                               Three Months Ended              Six Months Ended
                                                                    June 30,                       June 30,
                                                           ---------------------------   ------------------------------
                                                              2000           1999            2000             1999
                                                           -----------    ------------   -------------    -------------

Numerator:
Numerator for basic and diluted income per share before
   cumulative effect of a change in accounting principle
   and extraordinary item................................  $  (21,568)     $    4,838    $   (26,886)     $    10,103
Extraordinary item.......................................       8,536            ----          8,536             ----
Cumulative effect of a change in accounting principle....        ----            ----           ----           (3,837)
                                                           -----------    ------------   -------------    ------------
Numerator for basic and diluted net income per share...    $  (13,032)     $    4,838        (18,350)     $     6,266
                                                           ===========    ============   =============    =============

Denominator:
Denominator for basic net income per common
  share-weighted average shares..........................      22,110          22,085         22,107           22,080
  Effect of dilutive securities:
     Employee stock options..............................        ----             260            ----             362
                                                           -----------    ------------   -------------    -------------
Denominator for diluted net income per common
   share-weighted average shares plus assumed
   conversions...........................................      22,110          22,345         22,107           22,442
                                                           ===========    ============   =============    =============

 Basic income per common share before cumulative effect
   of a change in accounting principle and extraordinary
   item..................................................  $    (0.98)    $      0.22    $     (1.22)    $       0.46
Extraordinary item.......................................         .39            ----            .39             ----
Cumulative effect of a change in accounting principle....        ----            ----           ----            (0.17)
                                                           -----------    ------------   -------------    -------------
Basic net income per common share (1)....................  $    (0.59)    $      0.22    $     (0.83)    $       0.28
                                                           ===========    ============   =============    =============


Diluted income per common share before cumulative effect
   of a change in accounting principle and extraordinary
   item..................................................  $    (0.98)    $      0.22     $    (1.22)    $       0.45
Extraordinary item.......................................         .39            ----            .39             ----
Cumulative effect of a change in accounting principle            ----            ----           ----            (0.17)
                                                           -----------    ------------   -------------    -------------
Diluted  net income per common share.....................  $    (0.59)    $      0.22     $    (0.83)    $       0.28
                                                           ===========    ============   =============    =============



       (1)  Six month period ended June 30, 1999 does not total due to rounding.

       Shares issuable upon the conversion of convertible subordinated notes have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

(7)    RECLASSIFICATIONS

       Reclassifications have been made in the 1999 financial statements to conform with the 2000 financial statement presentation.

(8)      SUBSEQUENT EVENT

         On August 10, 2000, the Company issued an additional $29.9 million of Series B convertible debentures pursuant to the Option.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a leading national assisted living company operating assisted living residences and providing assisted living services in 28 states. Our growth in recent years has had a significant impact on our results of operations and accounts for most of the changes in our results between 2000 and 1999. As of June 30, 2000 and 1999, we operated or managed 471 and 389 residences with aggregate capacity of 21,761 and 16,900 residents, respectively. We, together with other parties who have purchased interests in some of our construction residences, are also constructing 28 additional residences with capacity for 1,463 residents as of June 30, 2000.

         During the fourth quarter of 1999 we began to implement several strategic initiatives designed to strengthen our balance sheet and to enable us to focus on stabilizing and enhancing our core business operations. The principal components of these strategic initiatives include:

         - Reduced Development Activity. In light of the competitive environment and tightening capital markets, we elected to significantly reduce the scope of our assisted living development activities. Specifically, in the fourth quarter of 1999 and the first half of 2000 we have discontinued development activity with respect to substantially all development sites. As of August 10, 2000, we had 28 residences with capacity for 1,463 residents under construction. Upon completion of the construction of these 28 residences, which we anticipate will occur with respect to most of these residences by the end of 2000, we do not intend to engage in any further substantial construction or development activity.

          - Reduced Reliance upon Joint Venture Arrangements. In order to simplify our capital structure, we have elected to reduce our utilization of joint venture development arrangements and other off-balance sheet ownership and development structures (so-called "black box" structures). Historically, these arrangements were a source of fee income for us and served to reduce the adverse impact on our earnings of start-up losses associated with our substantial volume of newly-opened residences. We believe, however, that we can improve our future cash flow and liquidity by retaining 100% of the revenue and operating cash flow from more of our residences. No new joint venture arrangements have been established during the first half of 2000.

          - Deleveraging of our Balance Sheet. We have strengthened our balance sheet and substantially addressed our short and long-term capital needs by completing a significant equity-linked financing during the second quarter of 2000 (the "Equity-Linked Transaction"). At the initial closing of the Equity-Linked Transaction on May 31, 2000, we issued $173.0 million of convertible debentures and convertible preferred shares to certain investors. In the third quarter of 2000, we issued an additional $29.9 million of convertible debentures pursuant to the option feature of the Equity-Linked Transaction. In addition, the Company's Board of Directors adopted an asset disposition plan in June 2000 which, if successfully completed, is expected to yield approximately $45.0 million of cash and retire approximately $55.0 million of existing debt and lease obligations.

          - Focus on Cash Flow. As our portfolio of assisted living residences stabilizes and matures, we intend to focus on cash flow. In this regard we will seek to own (as opposed to lease) as much of our real estate as we can, given our capital constraints. Ownership of a greater percentage of our residences will increase depreciation and amortization expense but improve our operating cash flow to the extent the related interest expense on debt used to repurchase the property is lower than historical lease expense. During the fourth quarter of 1999 and first quarter of 2000, we purchased a total of 19 residences previously leased from a healthcare REIT. When acceptable financing is available, we will continue to seek opportunities to increase cash flow through the purchase of additional residences which are currently leased from various healthcare REITs.


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

         Residence Service Fees. Residence service fees for the three months ended June 30, 2000 were $108.1 million, representing an increase of $23.8 million or 28% from the $84.3 million for the comparable 1999 period. Substantially all of this increase resulted from the addition of newly constructed residences and other residences acquired by us. We operated or managed 471 and 389 residences at June 30, 2000 and 1999, respectively.

         Other Revenues. Other revenues for the three months ended June 30, 2000 were $4.0 million, a decrease of $3.6 million from the $7.6 million of other revenue for the three months ended June 30, 1999. The decrease is attributable to reduced development activity which resulted in lower development fees and management fees on residences which were either managed for third parties or for entities which we held a minority ownership position. In addition, during the quarter ended June 30, 2000, we purchased 49 residences which we previously either managed for third parties or for entities in which we held minority ownership positions. Management fees include charges for transitional services to recruit and train staff, initial and recurring fees for use of our name and branding, initial and recurring fees for use of our methodologies, services for assisting with finance processing, and ongoing management services provided to operate the residence.

         Residence Operating Expenses. Residence operating expenses for the three months ended June 30, 2000 increased to $72.3 million from $52.5 million in the three-month period ended June 30, 1999, due to the increased number of residences operated during the 2000 period. Operating expenses as a percentage of residence service fees for the three months ended June 30, 2000 and 1999 were 66.9% and 62.2%, respectively. This percentage increase resulted primarily from increases in labor and employee benefit related costs due to increased competition for personnel. The increase in marginal expenses was also impacted by a slower lease-up of residences in some areas of the country.

         Lease Expense. Lease expense for the three months ended June 30, 2000 was $20.6 million, compared to $16.0 million in the comparable period in 1999. This increase was primarily attributable to the utilization of additional sale/leaseback financing and synthetic lease financing totaling $189.6 million during the twelve-month period ended June 30, 2000.

         Lease Income. We earned $8.3 million of lease income for the three months ended June 30, 2000, compared to $4.9 million for the comparable period in 1999, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences, and thereby offset our costs associated with obtaining and maintaining financing for these residences.

         General and Administrative Expense. For the three months ended June 30, 2000, general and administrative expenses were $11.1 million prior to non-recurring expenses of $5.1 million, compared to $9.3 million, representing a decrease as a percentage of operating revenue from 10.0% in the 1999 period to 9.9% in the 2000 period. The $5.1 million of nonrecurring expenses consist of $3.3 million related to employee severance costs and the termination of several internal software development and systems projects associated with our corporate downsizing, and a $1.8 million bad debt reserve related to a management fee note which was deemed to be uncollectible due to the acquisition of the related residences in the second quarter. The $2.2 million increase in recurring expenses in the 2000 period was primarily attributable to salaries, related payroll taxes and employee benefits for additional corporate personnel retained to support the increased number of residences owned and unconsolidated residences we manage.

         Loss on Disposal. During the three months ended June 30, 2000, our Board of Directors adopted a plan to dispose of 36 residences with aggregate capacity of 1,227 residents and 33 parcels of land. In accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," we recorded a loss on disposal on 16 of the 36 residences where we estimated a sales price, less disposal costs, of less than the book value by $12.1 million.

         Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2000, was $8.6 million representing an increase of $4.1 million, or 91.1%, from the $4.5 million of depreciation and amortization for 1999. This increase resulted primarily from depreciation of fixed assets on the larger number of new residences that were owned by us during the three months ended June 30, 2000, versus the comparable 1999 period. In addition, we acquired 19 residences with a capacity for 944 residents in December 1999 and January 2000 which were previously leased by us from a healthcare REIT and have therefore begun to depreciate these assets.

         Interest Expense and PIK Interest, Net. Interest expense, net of interest income, was $21.7 million for the three months ended June 30, 2000, compared to $7.6 million of net interest expense for 1999. Gross interest expense (before interest capitalization and interest income) for the 2000 period was $24.0 million compared to $11.2 million for the 1999 period, an increase of $12.8 million. This increase is primarily attributable to an increase in the amount of mortgage financing used in 2000 as compared to 1999. The 2000 period also includes fees paid related to amending bank agreements and the incurrence of $1.4 million of interest expense on the various PIK debentures which were issued on May 31, 2000. We capitalized $975,000 of interest expense in the 2000 period compared to $2.6 million in the 1999 period. This decrease in capitalized interest is a result of our decision to reduce development and construction activity in 2000. Our average construction in progress balance was $67.1 million during the three months ended June 30, 2000, compared to $123.0 million in the 1999 period. Interest income for the 2000 period was $1.4 million as compared to $1.0 million for the 1999 period. This increase was due to interest on additional restricted cash balances in place in 2000 related primarily to lease financing transactions.

         Equity in Losses of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the three months ended June 30, 2000, was $3.1 million, representing an increase of $2.9 million from $152,000 of losses for the comparable 1999 period. One element of our plan which we began to implement in the fourth quarter of 1999 was to reduce our reliance on joint venture arrangements. As such, our joint venture partners have not made substantial capital contributions to a number of joint ventures for several quarters. Therefore, the Company has absorbed the losses of those unconsolidated joint ventures in excess of capital contributed by the joint venture partner. The increase in equity in losses of unconsolidated affiliates was also impacted by a slower lease-up of residences which are held in unconsolidated joint ventures in some areas of the country.

         Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the three months ended June 30, 2000, was $360,000, representing a decrease of $623,000 from $983,000 for the comparable 1999 period. The decrease was primarily attributable to the maturity in the residences that were owned by us in consolidated joint venture arrangements during the 2000 period. During the second quarter of 2000, we had an average of 22 residences held in these consolidated joint venture arrangements compared to an average of 13 residences held in similar joint venture arrangements during the comparable 1999 period.

         Income Taxes. For the three months ended June 30, 2000, we recorded a current income tax provision of $156,000 which was offset by the recognition of a $12.6 million deferred tax asset resulting in a current income tax benefit of $12.4 million. During the three months ended June 30, 1999, we recorded a current income tax provision of $2.5 million and recognized a $500,000 deferred tax liability resulting in a current income tax expense of $3.0 million. The income tax benefit for the three months ended June 30, 2000 reflects the treatment of PIK interest expense as non-deductible interest. We do not currently anticipate that the interest expense which we will incur in the future related to the PIK debentures will be deductible for income tax purposes.

         Extraordinary Item. During the three months ended June 30, 2000, the Company recorded a gain on the early extinguishment of debt of $8.5 million net of taxes relating to the Company's retirement of $41.4 million of convertible debt pursuant to the Equity Linked Transaction. EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments," requires recognition of a gain or loss by the debtor for extinguishment of debt.

         Net (Loss) Income. As a result of the foregoing, net loss for the three months ended June 30, 2000, was $13.0 million compared to net income of $4.8 million for 1999.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

         Residence Service Fees. Residence service fees for the six months ended June 30, 2000 were $209.5 million, representing an increase of $48.0 million or 30% from the $161.5 million for the comparable 1999 period. Substantially all of this increase resulted from the addition of newly constructed residences and other residences acquired by us. We operated or managed 471 and 389 residences at June 30, 2000 and 1999, respectively.

         Other Revenues. Other revenues for the six months ended June 30, 2000 were $9.1 million, a decrease of $4.2 million from the $13.3 million of other revenue for the six months ended June 30, 1999. The decrease is attributable to reduced development activity which resulted in lower development fees and management fees on residences which were either managed for third parties or for entities in which we held a minority ownership position. In addition, during the six months ended June 30, 2000, we purchased 49 residences which we previously either managed for third parties or for entities in which we held minority ownership positions. Management fees include charges for transitional services to recruit and train staff, initial and recurring fees for use of our name and branding, initial and recurring fees for use of our methodologies, services for assisting with finance processing, and ongoing management services provided to operate the residence.

         Residence Operating Expenses. Residence operating expenses for the six months ended June 30, 2000 increased to $138.5 million from $99.6 million in the six-month period ended June 30, 1999, due to the increased number of residences operated during the 2000 period. Operating expenses as a percentage of residence service fees for the six months ended June 30, 2000 and 1999 were 66.1% and 61.6%, respectively. This percentage increase resulted primarily from increases in labor and employee benefit related costs due to increased competition for personnel. The increase in marginal expenses was also impacted by a slower lease-up of residences in some areas of the country.

         Lease Expense. Lease expense for the six months ended June 30, 2000 was $40.8 million, compared to $30.4 million in the comparable period in 1999. This increase was primarily attributable to the utilization of additional sale/leaseback financing and synthetic lease financing totaling $189.6 million during the twelve-month period ended June 30, 2000.

         Lease Income. We earned $17.1 million of lease income for the six months ended June 30, 2000, compared to $9.8 million for the comparable period in 1999, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences, and thereby offset our costs associated with obtaining and maintaining financing for these residences.

         General and Administrative Expense. For the six months ended June 30, 2000, general and administrative expenses were $22.1 million prior to $5.1 million of non-recurring expenses, compared to $17.1 million before a $1.8 million write-off associated with our name change for the comparable 1999 period, representing an increase as a percentage of operating revenue from 9.7% in the 1999 period to 10.1% in the 2000 period. The $5.1 million non-recurring expenses consist of $3.3 million related to employee severance costs and the termination of several internal software development and systems projects associated with our corporate downsizing, and of a $1.8 million bad debt expense related to a management fee note which was deemed to be uncollectible due to the acquisition of the related residences in the second quarter. The $5.3 million increase in recurring expenses in the 2000 period was primarily attributable to salaries, related payroll taxes and employee benefits for additional corporate personnel retained to support the increased number of residences owned and unconsolidated residences we manage.

         Loss on Disposal. During the six months ended June 30, 2000, the Company's Board of Directors adopted a plan to dispose of 36 residences with aggregate capacity of 1,227 residents and 33 parcels of land. In accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," we recorded a loss on disposal on 16 of the 31 residences where we estimated a sales price, less disposal costs, of less than the book value by $12.1 million.

         Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2000, was $16.3 million representing an increase of $7.7 million, or 89.5%, from the $8.6 million of depreciation and amortization for 1999. This increase resulted primarily from depreciation of fixed assets on the larger number of new residences that were owned by us during the six months ended June 30, 2000, versus the comparable 1999 period. In addition, we acquired 19 residences with a capacity for 944 residents in December 1999 and January 2000 which were previously leased by us from a healthcare REIT and have therefore begun to depreciate these assets.

         Interest Expense and PIK Interest, Net. Interest expense, net of interest income, was $37.3 million for the six months ended June 30, 2000, prior to $1.4 million of bank amendment fees paid in the first half of the year compared to $14.1 million of net interest expense for 1999. Gross interest expense (before interest capitalization and interest income) for the 2000 period was $42.3 million prior to the amendment fees paid compared to $21.0 million for the 1999 period, an increase of $21.3 million. This increase is primarily attributable to an increase in the amount of mortgage financing used in 2000 as compared to 1999. The 2000 period also includes fees paid related to amending bank agreements and the incurrence of $1.4 million of interest expense on the various PIK debentures which were issued on May 31, 2000. We capitalized $2.2 million of interest expense in the 2000 period compared to $5.2 million in the 1999 period. This decrease in capitalized interest is a result of our decision to reduce development and construction activity in 2000. Our average construction in progress balance was $81.6 million during the six months ended June 30, 2000, compared to $130.5 million in the 1999 period. Interest income for the 2000 period was $2.9 million as compared to $1.8 million for the 1999 period. This increase was due to interest on additional restricted cash balances in place in 2000 related primarily to lease financing transactions.

         Equity in Losses of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the six months ended June 30, 2000, was $5.5 million, representing an increase of $5.4 million from $70,000 of losses for the comparable 1999 period. One element of our plan which we began to implement in the fourth quarter of 1999 was to reduce our reliance on joint venture arrangements. As such, our joint venture partners have not made substantial capital contributions to a number of joint ventures for several quarters. Therefore, the Company has absorbed the losses of those unconsolidated joint ventures in excess of capital contributed by the joint venture partner. The increase in equity in losses of unconsolidated affiliates was also impacted by a slower lease-up of residences which are held in unconsolidated joint ventures in some areas of the country.

         Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the six months ended June 30, 2000, was $869,000, representing a decrease of $2.4 million from $3.3 million for the comparable 1999 period. The decrease was primarily attributable to the maturity in the residences that were owned by us in consolidated joint venture arrangements during the 2000 period. During the first half of 2000, we had an average of 21 residences held in these consolidated joint venture arrangements compared to an average of 24 residences held in similar joint venture arrangements during the comparable 1999 period.

         Income Taxes. For the six months ended June 30, 2000, we recorded a current income tax provision of $200,000 which was offset by the recognition of a $15.8 million deferred tax asset resulting in a current income tax benefit of $15.6 million. The income tax benefit for the six months ended June 30, 2000 reflects the treatment of PIK interest expense as non-deductible interest. We do not currently anticipate that the interest expense which we will incur in the future related to the PIK debentures will be deductible for income tax purposes. During the six months ended June 30, 1999, we recorded a current income tax provision of $5.3 million which was offset by the recognition of $900,000 of deferred tax liability resulting in a current income tax expense of $6.6 million before the effect of a cumulative change in accounting principle of $3.8 million.

         Extraordinary Item. During the six months ended June 30, 2000, the Company recorded a gain on the early extinguishment of debt of $8.5 million relating to the Company's retirement of $41.4 million of convertible debt pursuant to the Equity Linked Transaction. EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments, requires recognition of a gain or loss by the debtor for extinguishment of debt.

         Cumulative Effect of Change in Accounting Principle. During the first half of 1999 we incurred a cumulative effect of a change in accounting principle of $3.8 million relating to the adoption of SOP 98-5, which requires that costs of start-up activities and organization costs be expensed as incurred.

         Net (Loss) Income. As a result of the foregoing, net loss for the six months ended June 30, 2000, was $18.4 million compared to net income of $6.3 million for 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, we had $28.8 million in unrestricted cash and cash equivalents and $45.2 million of working capital compared to unrestricted cash and cash equivalents of $18.7 million and working capital of $5.4 million at December 31, 1999.

         For the six months ended June 30, 2000 and 1999, cash flows from operations were $2.0 million and $18.3 million, respectively.

         During the first half of 2000 we obtained approximately $80.9 million of new conventional debt financing. Approximately $30.0 million of this financing was used to repay bridge financing and $30.0 million was used to repurchase 19 residences from a healthcare REIT. The remaining conventional financing was used to fund construction of our remaining unopened residences.

         On May 31, 2000, we completed the Equity Linked Transaction in which we issued $173.0 million of convertible debentures and convertible preferred shares to investors. The securities issued include: (i) $168.0 million of Series A, Series B and Series C convertible debentures with a conversion price of $4.00 per share and a 9.75% semi-annual PIK coupon and a seven year maturity, and (ii) $5.0 million of Series A convertible preferred shares with a conversion price of $4.00 per share and a 9.75% semi-annual cumulative PIK dividend and a mandatory redemption in seven years. The Series A and Series C debentures and Series A preferred shares will be convertible at any time at the respective holder's option into shares of common stock of the Company. The Series B debentures will be convertible at any time at the respective holder's option into non-voting Series B preferred shares having rights (other than voting rights) substantially similar to the Company's common stock. The Company may call the debentures and the Series A preferred shares at any time after May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. As part of the Equity-Linked Transaction, the Company had the option to issue to approved parties, and the investors had the option to purchase up to an additional $29.9 million of Series B or C debentures within 180 days of May 31, 2000, which would result in an aggregate transaction amount of approximately $203.0 million. On August 10, 2000, the Company issued $29.9 million of Series B convertible debentures pursuant to this option feature.

         The Company used the proceeds from this transaction, net of $13.4 million in transaction costs, to (i) repay $48.3 million of bridge loans previously funded by an affiliated group who participated as investors in the Equity-Linked Transaction; (ii) retire outstanding convertible debt with a book basis of $41.4 million in exchange for $26.9 million in new Series C convertible debentures, (iii) acquire equity interest in 14 residences (618 resident capacity) previously managed by the Company for $21.0 million, (iv) acquire a 60% ownership interest in the operations of 26 residences (2,159 resident capacity) for $14.7 million, (v) repay $5.0 million of short-term borrowings under a bank line-of-credit, and (vi) provide funds for working capital and other corporate purposes including completing construction of the Company's remaining unopened residences and repurchasing, in open market and privately negotiated transactions, a portion of the Company's outstanding 5.25% convertible subordinated debentures due December 2002.

         Historically, we have financed our operations and growth through a combination of various forms of real estate financing (mortgage, synthetic lease and sale/leaseback financing), capital contributions from joint venture partners and the sale of our securities (common stock and convertible debentures) and, to a lesser extent, cash from operations. At June 30, 2000, we had $1,042.8 million of outstanding debt principally consisting of $355.3 million of convertible debentures having a weighted average interest rate of 6.67%, $199.8 million of fixed rate debt having a weighted average interest rate of 8.74%, capitalized lease obligations of $67.2 million having a weighted average interest rate of 9.93%, $410.5 million of variable rate debt having a weighted average interest rate of 9.22% and short-term borrowings of approximately $10.0 million. Through June 30, 2000, we have also entered into approximately $893.7 million of sale/leaseback and synthetic lease financings. In addition, we have guaranteed an aggregate of $60.0 million of indebtedness of joint venture and other off-balance sheet third-party entities.

As of June 30, 2000, we have the following series of redeemable preferred stock and convertible subordinated debentures outstanding:

         - $5.0 million aggregate principal amount of 9.75% Series A cumulative convertible preferred shares due May 31, 2007. The holders of these convertible preferred shares are entitled to cumulative pay-in-kind (PIK) dividends at the rate of 9.75% per annum, payable semi-annually in the form of additional shares of Series A preferred stock on January 1 and July 1 of each year commencing on January 1, 2001. The conversion price is $4.00 per share. The Series A preferred stock is redeemable at our option commencing on May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the convertible preferred shares may convert at any time into shares of common stock of the Company on a one to one basis.

          - $42.5 million aggregate principal amount of 9.75% Series A convertible debentures due May 31, 2007. These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series B debentures on January 1 and July 1 of each year commencing on January 1, 2001. The conversion price is $4.00 per share. The convertible debentures are redeemable at our option commencing on May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the convertible debentures may convert at any time into shares of common stock of the Company.

          - $82.8 million aggregate principal amount of 9.75% Series B convertible debentures due May 31, 2007. These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series B debentures on January 1 and July 1 of each year, commencing with January 1, 2001. The conversion price is $400.00 per share. The convertible debentures are redeemable at our option commencing on May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the convertible debentures may convert at any time into non-voting Series B preferred shares, each share of which has rights (other than voting rights) substantially similar to 100 shares of common stock of the Company.

          - $42.7 million aggregate principal amount of 9.75% Series C convertible debentures due May 31, 2007. These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series C debentures on January 1 and July 1 of each year, commencing with January 1, 2001. The conversion price is $4.00 per share. The convertible debentures are redeemable at our option commencing on May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the convertible debentures may convert at any time into shares of common stock of the Company.

          - $112.1 million aggregate principal amount of 5.25% convertible subordinated debentures due December 15, 2002. These convertible debentures bear interest at 5.25% per annum payable semi-annually on June 15 and December 15 of each year. The conversion price is $28.75, which is equivalent to a conversion ratio of 34.8 shares of common stock per $1,000 in principal amount of the convertible debentures. The convertible debentures are redeemable at our option commencing on December 31, 2000, at specified premiums. The holders of the convertible debentures may require us to repurchase the convertible dentures at 101% of face value upon a change of control, as defined in the convertible debenture;

          - $40.4 million aggregate principal amount of 7.00% convertible subordinated debentures due June 1, 2004. These convertible debentures bear interest at 7.00% per annum payable semi-annually on June 1 and December 1 of each year. The conversion price is $20.25, which is equivalent to a conversion ratio of 49.4 shares of common stock per $1,000 in principal amount of the convertible debentures. The convertible debentures are redeemable at our option commencing on June 15, 2000, at specified premiums; and

          - $35.0 million aggregate principal amount 6.75% convertible subordinated debentures due June 30, 2006. These convertible debentures bear interest at 6.75% per annum payable semi-annually on June 30 and December 30 of each year. The conversion price is $20.38, which is equivalent to a conversion ratio of 49.3 shares of common stock per $1,000 principal amount of the convertible debentures. The convertible debentures are redeemable at our option commencing on July 15, 1999, at specified premiums.

         Our principal credit and financing agreements, including our convertible debentures and our synthetic lease agreements, include cross-default provisions that provide that a material default under our other credit facilities constitute a default under that credit or financing agreement. Accordingly, any material default arising under one of our credit or financing agreements could result in many of our other major credit and financing arrangements being in default. In addition, our principal credit agreements and debt instruments include various financial covenants and other restrictions, including: (i) fixed charge coverage requirements, typically measured on a trailing four quarter basis and which generally increase over the term of the applicable credit agreement; (ii) maximum leverage ratios which limit our aggregate senior indebtedness to total capitalization; (iii) various minimum net worth or tangible net worth requirements; (iv) in some cases, property specific debt service coverage requirements and similar financial covenants of the type referenced above applicable to individual properties or to the pool of residences financed by the applicable lender; and (v) the maintenance of operating and other reserves for the benefit of the residences serving as collateral for the applicable lender. Additionally, under some of our credit and sale/leaseback facilities we are required to secure lender or lessor consent prior to engaging in mergers, business combinations or change in control transactions. As part of the recently completed Equity-Linked Transaction, we have obtained modifications to financial covenants for all of our principal credit agreements and debt instruments and we are currently in material compliance with these covenants.

          We will continue to address both our short and long-term liquidity requirements. A number of our traditional financing sources, including commercial banks and other secured lenders, have substantially reduced their lending activities to the healthcare sector, which has reduced our access to credit.

         Our operations and remaining construction activity will require significant additional capital resources in the future in order to fund: (i) our costs associated with completing construction of 28 assisted living and Alzheimer's care residences; (ii) our purchase from the third party joint venture partners of minority and majority equity interests in assisted living residences operated by us; (iii) our ongoing debt service obligations, including maturities of our long-term debt and refinancing of short term debt; and (iv) our obligation to finance the operations of third party development partners.

         We expect to fund a portion of our capital and liquidity requirements from cash on hand, cash generated from operations, financing under existing debt commitments, and, to a limited extent, equity from our joint venture development partners. In addition, our Board of Directors has approved an asset disposition plan in which we plan to sell 36 residences with an aggregate resident capacity of 1,227 units and 33 parcels of land previously held for future development. We anticipate that the aggregate proceeds from the sale of these assets will generate approximately $100.0 million of cash, of which approximately $60.0 million will be used to retire existing secured mortgage and lease financing relating to these properties. We expect to complete the sale of these assets over the next six to twelve months.

          We are obligated under our existing joint venture arrangements to purchase the equity interests of our joint venture partners at fair market value upon the election of our partners (the "Put"). We may also exercise options to purchases these same joint venture interests either at uncapped fair market value in the case of certain joint venture arrangements (the "FMV Call") or at an agreed upon return on investment in the case of other arrangements (the "Formula Call"). For joint ventures with the FMV Call, we estimate that the amount required as of June 30, 2000 to acquire these joint venture interests would be $11.3 million. We do not anticipate that we will purchase or be required to purchase the interests in these partnerships with FMV Calls. With respect to joint ventures which include Formula Calls, we estimate that the call price as of June 30, 2000 would total approximately $60.0 million. However, we believe that the fair market value of these residences, in the aggregate, should the Put be exercised, is substantially less. The majority of these residences held in joint venture arrangements are currently in the lease-up process. Based on a number of assumptions, including assumptions relating to the availability of cash, ability to refinance or sell the underlying assets, the time at which these options may be exercised and the fair market values of these residences at the date these options would be exercised, we estimate that we may utilize approximately $20.0 million to $60.0 million to effect joint venture purchases during the 12 month period ended June 30, 2001. We are also negotiating with certain of our joint venture partners to purchase our joint venture interests at terms different from the existing agreements. However, no agreements have been reached in this regard.

         As of June 30, 2000, the Company's current portion of long-term debt and short-term notes payable total $17.9 million. In addition, the Company's long-term debt instruments include maturities of $102.5 million in the third quarter of 2001 and $11.8 million in the fourth quarter of 2001. In 2002, the Company's scheduled debt maturities include $91.0 million of secured debt and its 5.25% convertible subordinated debentures which have an outstanding balance of $112.1 million at June 30, 2000) mature in December 2002. The Company is currently seeking refinancing for certain of these debt maturities which are scheduled to occur over the next two and one-half years and intends to pursue multiple refinancing transactions through 2002. However, no assurance can be given that refinancing alternatives will be available to satisfy these debt maturities or that if available, such replacement financing will be on terms as favorable as the debt financing currently in place.

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

         We performed a sensitivity analysis which presents the hypothetical change in fair value of those financial instruments held by us at June 30, 2000, which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one point parallel shift in the yield curve. The fair value of the debt included in the analysis is $420.5 million. Although not expected, a one-percentage point change in the interest rates would have caused our annual interest expense to change by approximately $4.2 million. Accordingly, a significant increase in LIBOR based interest rates could have a material adverse effect on our earnings.

         Although a majority of our debt and lease payment obligations as of or during the six months ended June 30, 2000, are not subject to floating interest rates, indebtedness that we may incur in the future may bear interest at a floating rate. Debt and annual operating lease payment obligations will continue to increase as we complete our pending development and construction activity. We expect to refinance $80.7 million of our fixed rate debt in 2000 and, as a result, convert this into variable rate debt.

         We do not presently use financial derivative instruments to manage interest costs. We do not use foreign currency exchange rate forward contracts or commodity contracts and do not have foreign currency exposure as of June 30, 2000.


                           PART II - OTHER INFORMATION

ITEM 2.      CHANGE IN SECURITIES AND USE OF PROCEEDS.

         Pursuant to the Equity-Linked Transaction consummated on May 31, 2000, the Company issued (i) 1,250,000 shares of its Series A 9.75% cumulative convertible pay-in-kind preferred stock (the "Series A Stock") and (ii) $168 million in face amount of Series A, Series B and Series C convertible pay-in-kind debentures due 2007. On August 10, 2000, the Company issued an additional $29.9 million in face amount of Series B convertible pay-in-kind debentures due 2007 pursuant to the exercise of an option feature of the Equity-Linked Transaction. The Series A Stock and these convertible pay-in-kind debentures were sold to a small group of accredited investors without registration under the Securities Act of 1933, as amended (the "Securities Act"), under the exemption therefrom provided by Section 4(2) of the Securities Act and pursuant to the safe harbor provided by Rule 506 of Regulation D promulgated thereunder.

         Series A Stock. The Series A Stock was sold for its stated value, $4.00 per share, representing aggregate proceeds of $5 million. The holders of the Series A Stock are entitled to cumulative, pay-in-kind (PIK) dividends at the rate of 9.75% of the stated value, payable semiannually on January 1st and July 1st of each year commencing on January 1, 2001. If at any time the Company's common stock is not listed or admitted to trading on a national exchange, the dividend rate shall increase to 12.25%. The Series A Stock ranks senior to the Company's common stock with respect to dividend rights and rights on liquidation, winding up or dissolution. Specifically, no dividend or distribution may be made to the holders of the common stock, and no common stock may be repurchased or redeemed by the Company, unless all accrued and unpaid dividends on shares of Series A Stock have been paid. The Series A Stock shall be entitled to receive, in the event of liquidation of the Company, an amount in cash equal to the stated value of the Series A Stock for each share outstanding, plus an amount in cash equal to the accrued but unpaid dividends thereon to the date of liquidation, before any payment may be made to the holders of the common stock. The Series A Stock is redeemable at our option commencing on May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The then outstanding shares of Series A Stock must be redeemed by the Company at stated value, plus all accrued but unpaid dividends, upon the earlier of (i) May 31, 2007 or (ii) the date of redemption by the Company of the Series A and B convertible pay-in-kind debentures. The holders of the convertible preferred shares may convert at any time into shares of common stock of the Company, on a one to one basis. The holders of the Series A Stock are entitled to vote on all matters voted on by the holders of common stock, other than the election of directors. However, the holders of the Series A Stock are also entitled to elect, as a class, four of nine members of the Company's Board of Directors.

         The Series A Debentures. The $42.5 million aggregate principal amount of 9.75% Series A convertible pay-in-kind debentures due May 31, 2007 bear PIK interest at 9.75% per annum payable semi-annually in the form of additional Series B debentures on January 1 and July 1 of each year, commencing on January 1, 2001. The Series A convertible debentures are redeemable at our option commencing on May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series A convertible debentures may convert at any time into shares of common stock of the Company, at the conversion price of $4.00 per share.

         Series B Debentures. The $82.8 million aggregate principal amount of 9.75% Series B convertible pay-in-kind debentures due May 31, 2007 bear PIK interest at 9.75% per annum payable semi-annually in the form of additional Series B debentures on January 1 and July 1 of each year, commencing January 1, 2001. The Series B convertible debentures are redeemable at our option commencing on May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series B convertible debentures may convert at any time, at a conversion price of $400.00 per share, into non-voting Series B preferred shares, each share of which has rights (other than voting rights) substantially similar to 100 shares of common stock of the Company.

         Series C Debentures. The $42.7 million aggregate principal amount of 9.75% Series C convertible pay-in-kind debentures due May 31, 2007 bear PIK interest at 9.75% per annum payable semi-annually in the form of additional Series C debentures on January 1 and July 1 of each year, commencing on January 1, 2001. The Series C convertible debentures are redeemable at our option commencing on May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series C convertible debentures may convert at any time into shares of the common stock of the Company, at the conversion price of $4.00 per share.

         The Company is using the proceeds from the Equity-Linked Transaction, net of $13.4 million in transaction costs, to (i) repay $48.3 million of bridge loans previously funded by an affiliated group who participated as investors in the Equity-Linked Transaction, (ii) retire outstanding convertible debt with a book basis of $41.4 million in exchange for $26.9 million in new Series C convertible debentures, (iii) acquire 100% equity interest in 14 residences (618 resident capacity) previously managed by the Company for $21.0 million, (iv) acquire a 60% ownership interest in the operations of 26 residences (2,159 resident capacity) for $14.7 million, (v) repay $5.0 million of short-term borrowings under a bank line-of-credit, and (vi) provide funds for working capital and other corporate purposes.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits:

     10.1 Amended Schedule of ALS National, Inc. Mortgages and Notes which are substantially in the form of Key Corporate Capital, Inc. Mortgage and Note attached as Exhibits 10.2 and 10.3 to the Company's Form 10-Q for the period ending September 30, 1999

     10.2 Amended Schedule of Mortgages and Security Agreements, Secured Promissory Notes and Guaranties (the "Loan Documents") which are substantially in the form of Key Corporate Capital, Inc. Loan Documents attached as exhibits 10.116, 10.117 and 10.118 to the Registrant's Form 10-K for the period ending December 31, 1999

     10.3 Second Amendment to Amended and Restated Financing and Security Agreement dated as of May 10, 2000 between ALS Holdings, Inc., ALS Wisconsin Holdings, Inc. and Bank United

     10.4 Third Amendment to Guaranty of Payment Agreement dated as of May 10, 2000 among Registrant and Bank United

     10.5 Third Amendment to Amended and Restated Financing and Security Agreement dated as of May 31, 2000 between ALS Holdings, Inc., ALS Wisconsin Holdings, Inc. and Bank United

     10.6 Fourth Amendment to Guaranty of Payment Agreement dated as of May 31, 2000 among Registrant and Bank United

     10.7 Second Amendment to Guaranty Agreement and Waiver dated as of May 31, 2000 among Registrant, Bank of America, N.A. and the Lenders named therein

     10.8 Second Modification of Master Loan Agreement dated as of May 31, 2000 between ALS West, Inc., the Registrant and Guaranty Federal Bank, F.S.B.

     10.9 Waiver and Amendment No. 3 to Credit Agreement dated March 27, 2000 between the Registrant and Firstar Bank

     10.10 Amendment No. 5 to Credit Agreement dated May 31, 2000 between the Registrant and Firstar Bank

     10.11 Letter Agreement dated March 30, 2000 between Key Corporate Capital Inc., the limited liability companies named therein, and the Registrant

     10.12 Letter Agreement dated May 31, 2000 between Key Corporate Capital Inc., the limited liability companies named therein, and the Registrant

     10.13 Amendment No. 3 to Master Construction Line of Credit Agreement dated as of March 1, 2000 between the Registrant, ALS National, Inc., Key Corporate Capital, Inc., Bank of America and the Lenders named therein. (exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits)

     10.14 Amendment No. 4 to Master Construction Line of Credit Agreement dated as of May 25, 2000 between the Registrant, ALS National, Inc., Key Corporate Capital, Inc., Bank of America and the Lenders named therein

     10.15 Third Master Amendment dated as of May 31, 20000 between Pita General Corporation, ZC Specialty Insurance Company, Greenwich Capital Financial Products, Inc., Selco Service Corporation, the Registrant, AHC Tenant, Inc., a wholly-owned subsidiary of the Registrant and the banks and the Registrant's subsidiaries and joint venture entities named therein. (exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits)


     10.16 Debenture Purchase Agreement dated as of August 10, 2000 by and among the Registrant, RDVEPCO, L.L.C., Group One Investors, L.L.C., Holiday Retirement 2000, LLC, the Elsa D. Prince Living Trust, RDV Manor Care, L.L.C. and the Toronto-Dominion Bank, (schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these schedules)

     11.1      Statement Regarding Computation of Net (Loss) Income Per Share.

     27.1      Financial Data Schedule.

     (b) Reports on Form 8-K: The Registrant filed the following report with the Securities and Exchange Commission on Form 8-K during the quarter ended March 30, 2000.

         On May 5, 2000, the Company filed a Current Report on Form 8-K dated April 26, 2000 reporting under Item 5 thereof that the Company had issued a press release (the "Press Release") reporting the Company had entered into a purchase agreement pursuant to which it agreed to issue between $138.0 million and $203.0 million of convertible debentures and convertible preferred shares to certain investors. A copy of the Press Release is filed as an exhibit thereto.

         On June 8, 2000, the Company filed a Current Report on Form 8-K dated April 26, 2000 reporting under Item 5 thereof that the Company had issued a press release (the "Press Release") reporting the consummation of the Financing Transaction pursuant to which it issued approximately $173.0 million of convertible debentures and convertible preferred shares to certain investors. A copy of the Press Release is filed as an exhibit thereto.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on the 11th day of August, 2000.


                                 ALTERRA HEALTHCARE CORPORATION



Date:  August 11, 2000       By: /s/ Mark W. Ohlendorf
                                 -----------------------------------------------
                                 Mark W. Ohlendorf
                                 Senior Vice President, Chief Financial Officer, Treasurer and Secretary

                                 (Principal Financial Officer)