Form 10-Q
period 2000-09-30
ALTERRA HEALTHCARE CORP
filed 2000-11-14
CIK 1013218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

          Yes      [X]      No    [  ]

         AS OF NOVEMBER 9, 2000, THERE WERE 22,109,810 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.01, OUTSTANDING.

(Number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practical date.)

                         ALTERRA HEALTHCARE CORPORATION
                                      INDEX



                                       Part I. Financial Information

                                                                                                            PAGE NO.
                                                                                                          -------------

Item 1.       Financial Statements:

              Condensed Consolidated Balance Sheets as of September 30, 2000 and
              December 31, 1999.........................................................................       1

              Condensed Consolidated Statements of Operations for the Three and Nine
              Months Ended September 30, 2000 and 1999..................................................       2

              Condensed Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 2000 and 1999.........................................................       3

              Notes to Condensed Consolidated Financial Statements......................................       4

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.....................................................................       7

Item 3.       Quantitative and Qualitative Disclosures About Market Risk................................       17


                                       Part II. Other Information

Item 1.      Legal Proceedings.........................................................................        17

Item 2.       Change in Securities and Use of Proceeds..................................................       18

Item 4.       Submission of Matters to a Vote of Security Holders.......................................       18

Item 5.       Other Information.........................................................................       19

Item 6.       Exhibits and Reports on Form 8-K..........................................................       19


                         PART 1 - FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT CAPTION INFORMATION)




                                                                            September 30,        December 31,
                                                                                 2000                1999
                                                                          -----------------    ----------------
                                                                             (unaudited)


                                 ASSETS
Current assets:
    Cash and cash equivalents.......................................            $    46,858     $    18,728
    Accounts receivable, net........................................                  9,229           7,150
    Notes receivable, net...........................................                  1,051          32,530
    Assets held for sale............................................                 69,357           9,501
    Other current assets............................................                 53,583          41,320
                                                                                -------------   -------------
        Total current assets........................................                180,078         109,229
                                                                                -------------   -------------
Property and equipment, net.........................................                974,393         863,163
Restricted cash and investments.....................................                 29,667          28,325
Goodwill, net.......................................................                 11,023           5,106
Other assets........................................................                 90,205          55,574
                                                                                -------------   -------------

        Total assets................................................            $ 1,285,366     $ 1,061,397
                                                                                =============   =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current installments of long-term obligations....................           $    69,765     $     9,945
    Current obligations on assets held for sale......................                33,938             ---
    Short-term notes payable.........................................                 9,885          29,009
    Accounts payable - trade.........................................                 7,040          11,036
    Accounts payable - construction..................................                   731           6,616
    Accrued expenses.................................................                43,771          37,972
    Deferred rent and refundable deposits............................                 2,785           9,199
                                                                                -------------   -------------
           Total current liabilities.................................               167,915         103,777
                                                                                -------------   -------------
Long-term obligations, less current installments.....................               596,671         563,072
Convertible debt.....................................................               385,173         228,600
Deferred gain on sale and other......................................                12,821          11,592
Minority interest....................................................                 2,553           3,713
Redeemable preferred stock...........................................                 4,614             ---
Stockholders' equity:
    Preferred   stock,    2,500,000   shares   authorized;    1,250,000
      designated, none of which are outstanding......................                   ---             ---
    Common stock, $.01 par value;  100,000,000  shares  authorized;  of which 22,111,671 and 22,100,032 shares were issued and outstanding, respectively, on September 30, 2000 and 22,030,097 and 22,018,458 shares were issued and outstanding, respectively,
      on December 31, 1999...........................................                   221             221
    Treasury stock, $.01 par value; 11,639 shares in 1999 and 1998...                  (163)           (163)
    Additional paid-in capital.......................................               179,384         179,362
    Accumulated deficit..............................................               (63,823)        (28,777)
                                                                                -------------   -------------
        Total stockholders' equity...................................               115,619         150,643
                                                                                -------------   -------------
        Total liabilities and stockholders' equity...................           $ 1,285,366     $ 1,061,397
                                                                                =============   =============

     See accompanying notes to condensed consolidated financial statements.

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      Three Months Ended             Nine Months Ended
                                                                         September 30,                  September 30,
                                                                   ----------------------------   -----------------------------
                                                                      2000            1999            2000            1999
                                                                  ------------    ------------   -------------    ------------
Revenue:
  Resident service fees.....................................        $120,631        $ 90,683         $330,158         $252,149
  Management fees and other.................................           1,952           9,428           11,020           22,773
                                                                   ------------    ------------   -------------    ------------
    Operating revenue.......................................         122,583         100,111          341,178          274,922

Operating expenses:
  Residence operations......................................          85,081          57,526          223,576          157,122
  Lease expense.............................................          20,729          18,386           61,568           48,816
  Lease income..............................................          (5,538)         (7,579)         (22,601)         (17,405)
  General and administrative................................          11,063           9,268           38,248           28,166
  Loss on disposal (see Note 2) ............................             (79)             --           11,975               --
  Depreciation and amortization.............................           9,301           5,233           25,594           13,783
                                                                   ------------    ------------   -------------    ------------
    Total operating expenses................................         120,557          82,834          338,360          230,482
                                                                   ------------    ------------   -------------    ------------
    Operating  income.......................................           2,026          17,277            2,818           44,440

Other income (expense):
  Interest expense, net.....................................         (16,469)         (9,075)         (53,713)         (23,150)
  Payment-in-kind ("PIK") interest expense..................          (5,359)            ---           (6,769)             ---
  Equity in losses of unconsolidated affiliates.............          (5,471)           (597)         (10,979)            (667)
  Minority interest in losses of consolidated subsidiaries             1,629             498            2,498            3,776
                                                                   ------------    ------------   -------------    ------------
    Total other expense, net................................         (25,670)         (9,174)         (68,963)         (20,041)
                                                                   ------------    ------------   -------------    ------------

(Loss) income before income taxes, extraordinary gain and
  cumulative effect of a change in accounting principle.....         (23,644)          8,103          (66,145)          24,399

Income tax benefit (expense) ...............................           6,948          (3,079)          22,563           (9,272)
                                                                   ------------    ------------   -------------    ------------

(Loss) income before extraordinary gain and cumulative effect of
a change in accounting principle............................         (16,696)          5,024          (43,582)          15,127
                                                                   ------------    ------------   -------------    ------------

Extraordinary gain on the early extinguishment of debt, net of
tax expense of $5,232 (see Note 4)..........................             ---             ---            8,536              ---
                                                                   ============    ============   =============    ============

Cumulative effect of a change in accounting principle, net of
tax benefit of $2,409 (see Note 5) .........................             ---             ---              ---           (3,837)
                                                                   ------------    ------------   -------------    ------------

Net (loss) income...........................................        $ (16,696)      $  5,024         $(35,046)        $ 11,290
                                                                   ============    ============   =============    ============

(Loss) income per common share before extraordinary item and cumulative effect of a change in accounting principle:
  Basic.....................................................        $  (0.76)       $   0.23         $  (1.97)        $   0.68
                                                                   ============    ============   =============    ============
  Diluted ..................................................        $  (0.76)       $   0.23         $  (1.97)        $   0.68
                                                                   ============    ============   =============    ============
Net (loss) income per common share:
  Basic.....................................................        $  (0.76)      $    0.23         $  (1.58)        $   0.51
                                                                   ============    ============   =============    ============
  Diluted ..................................................        $  (0.76)      $    0.23         $  (1.58)        $   0.50
                                                                   ============    ============   =============    ============
Weighted average common shares outstanding:
  Basic.....................................................          22,110          22,085           22,112           22,084
                                                                   ============    ============   =============    ============
  Diluted...................................................          22,110          22,085           22,112           22,366
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

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                            -------------------------------
                                                                                                2000              1999
                                                                                            -------------     -------------

Cash flows from operating activities:
  Net (loss) income...................................................................         $(35,046)         $ 11,290
Adjustments to reconcile net (loss) income to net cash provided by (used in)
  operating activities net of acquisitions:
  Depreciation and amortization.......................................................           25,594            13,783
  PIK interest........................................................................            6,769               ---
  Amortization of deferred financing..................................................            6,194               982
  Extraordinary gain on extinguishment of debt .......................................          (13,768)              ---
  Loss on disposal....................................................................           11,975               ---
  Deferred income taxes...............................................................          (17,331)            3,432
  Equity in net loss from investments in unconsolidated affiliates....................           10,979               667
  Minority interest in losses of consolidated subsidiaries............................           (2,498)           (3,776)
  Increase in net resident receivables................................................           (2,080)           (4,012)
  Decrease in pre-opening costs.......................................................              ---             7,856
  Decrease in income tax receivable...................................................            4,335               ---
  Increase in other current assets....................................................           (1,539)          (12,440)
  Decrease in accounts payable........................................................           (3,996)           (1,166)
  Increase in accrued expenses and deferred rent......................................            6,812            12,929
  Decrease in accrued development reserve costs.......................................           (9,349)             (214)
  Changes in other assets and liabilities, net........................................            3,689             2,899
                                                                                            -------------     -------------
Net cash (used in) provided by operating activities...................................           (9,290)           32,230
                                                                                            -------------     -------------

Cash flows used in investing activities:
  Payments for property, equipment and project development costs......................          (76,498)         (176,874)
  Net proceeds from sale of plant,  property and equipment............................              999            18,263
  Decrease (increase) in notes receivable.............................................           (5,437)           (9,852)
  Acquisitions of  facilities, net of cash and liabilities assumed....................          (20,896)          (15,206)
  Changes in investments in and advances to unconsolidated affiliates.................           (4,350)           (1,400)
  Purchase of limited partnership  interests..........................................          (22,144)          (59,482)
  Increase in long-term investments...................................................              ---            (5,161)
                                                                                            -------------     -------------
Net cash used in investing activities.................................................         (128,326)         (249,712)
                                                                                            -------------     -------------

Cash flows provided by financing activities:
  Repayments of short-term borrowings.................................................          (19,115)             (981)
  Repayments of long-term obligations.................................................         (105,834)          (77,859)
  Proceeds from issuance of debt......................................................          104,868           212,893
  Proceeds from issuance of convertible debentures....................................          197,926               ---
  Payments for financing costs........................................................          (18,226)           (5,391)
  Proceeds from sale/leaseback transactions...........................................              ---            72,014
  Issuance of common stock and other capital contributions............................            4,568               761
  Contributions by minority partners and minority stockholders........................            1,529             8,470
                                                                                            -------------     -------------
Net cash provided by financing activities.............................................          165,716           209,907
                                                                                            -------------     -------------

Net increase (decrease)  in cash and cash equivalents.................................           28,130            (7,575)
                                                                                            -------------     -------------
Cash and cash equivalents:
  Beginning of period.................................................................           18,728            40,621
                                                                                            -------------     -------------
  End of period.......................................................................         $ 46,858          $ 33,046
                                                                                            =============     =============

Supplemental disclosure of cash flow information:
  Cash paid for interest, including amounts capitalized...............................         $ 55,266          $ 25,871
                                                                                            =============     =============
  Cash (received) paid  during period for income taxes, net of  refunds...............         $ (4,338)         $  4,397
                                                                                            =============     =============
  Debt assumed........................................................................         $ 48,887               ---
                                                                                            =============     =============




      See accompanying notes to condensed consolidated financial statements

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The condensed consolidated balance sheets as of September 30, 2000 and December 31, 1999, the condensed consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 contained herein include the accounts of Alterra Healthcare Corporation (the "Company") and its affiliates which are under the common financial control of the Company. All significant intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of such condensed consolidated financial statements have been included. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

         The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1999.

(2)      ASSET DISPOSITION PLAN

         During the quarter ended June 30, 2000, the Company's Board of Directors adopted an asset disposition plan which calls for the sale of 33 parcels of land which the Company previously purchased with the intent to build assisted living residences but will no longer do so consistent with its previously announced reduction of development activities. In addition, the asset disposition plan calls for the sale of 36 assisted living residences (1,227 resident capacity) which are either operating (31 residences, 837 resident capacity) or under construction (five residences, 390 resident capacity). Properties included in the asset disposition plan were identified based on an assessment of a variety of factors including geographic location, residence size, return on invested capital and projected future capital requirements to complete residence construction or lease-up. The Company has recorded a net loss of $12.0 million through the quarter ended September 30, 2000 representing the difference between historical cost and expected sales price on five of the assets currently under construction and 11 of the operating residences. The value of the assets held for sale, net of reserves, is reflected in the current assets and outstanding debt on the assets held for sale is reflected in the current liabilities portion of the Company's balance sheet.

         During the three months ended September 30, 2000, the Company sold certain of these assets for a net sale price of $2.9 million.

         The following table represents condensed operating information related to the 36 operating residences currently held for sale for the nine month periods ended September 30, 2000 and 1999.


                                                                       2000              1999
                                                                  ---------------    -------------

         Revenue                                                         $16,145          $14,631

         Residence operations expense                                     12,129           10,564
         Lease expense                                                     1,307            1,572
         Interest expense                                                  1,596              998
         Depreciation expense                                              1,019              774
                                                                  ---------------    -------------
         Income before taxes                                             $    94          $   723
                                                                  ===============    =============



         Existing financing for assets included in the asset disposition plan consists of $36.5 million of secured mortgage debt and approximately $16.8 million of operating lease obligations (based on the lessors' initial investment in the operating leases).

(3)      EQUITY-LINKED TRANSACTION

In the second quarter, the Company completed a financing transaction in which it issued $173.0 million of convertible debentures and convertible preferred shares to several investors including significant existing shareholders and convertible debenture holders of the Company (the "Equity-Linked Transaction"). The securities issued are convertible at $4.00 per share, bear a 9.75% semi-annual cumulative payment-in-kind ("PIK") coupon or dividend and a mandatory redemption in seven years. The Company may call the debentures at any time after three years if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. On August 10, 2000, the Company sold an additional $29.9 million of convertible debentures thereby increasing the overall financing transaction to a total of $203.0 million.

(4)      EXTRAORDINARY GAIN ON EXTINGUISHMENT OF CONVERTIBLE DEBT

         As part of the Equity-Linked Transaction completed in the second quarter, the Company issued $26.9 million of Series C convertible debentures in exchange for $31.7 million of its 5.25% convertible subordinated debentures due December 15, 2002, and $9.6 million of its 7.00% convertible subordinated debentures due June 1, 2004. As a result, the Company recorded an extraordinary gain of $13.7 million ($8.5 million net of income taxes), which represents the difference in book value of the Series C convertible debentures issued versus the debt retired, net of unamortized debt issue costs.

(5)      CHANGES IN ACCOUNTING PRINCIPLES

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

         In June of 1998 the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value. This statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company currently does not participate in any derivative financial instruments. However, the Company will assess the impact of this new statement on any future derivative transactions.

(6)      NET INCOME PER COMMON SHARE

         The following table summarizes the computation of basic and diluted net income per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):



                                                               Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                           ---------------------------   ------------------------------
                                                              2000           1999            2000             1999
                                                           -----------    ------------   -------------    -------------

Numerator:
Numerator for basic and diluted income per share before
   cumulative effect of a change in accounting principle
   and extraordinary item................................   $(16,696)       $   5,024       $(43,582)          $15,127
Extraordinary item.......................................        ---             ---           8,536              ---
Cumulative effect of a change in accounting principle....        ---             ----            ---            (3,837)
                                                           -----------      -----------    -----------      ------------
Numerator for basic and diluted net income per share...     $(16,696)       $   5,024       $(35,046)          $11,290
                                                           ===========      ===========    ===========      ============

Denominator:
Denominator for basic net income per common
   share-weighted average shares.........................      22,110          22,085          22,112           22,084
  Effect of dilutive securities:
     Employee stock options..............................        ---              177            ---               282
                                                           -----------      ----------     -----------      -----------
Denominator for diluted net income per common
  share-weighted average shares plus
  assumed conversions....................................      22,110          22,262          22,112           22,366
                                                           ===========      ==========     ===========      ===========

 Basic income per common share before cumulative effect
   of a change in accounting principle and extraordinary
   item..................................................   $   (0.76)       $   0.23        $  (1.97)         $  0.68
Extraordinary item.......................................          ---            ---            0.39              ---
Cumulative effect of a change in accounting principle....          ---            ---             ---            (0.17)
                                                           -----------    ------------     -----------      -----------
Basic net income per common share (1)....................   $   (0.76)       $   0.23        $  (1.58)         $  0.51
                                                           ===========    ============   =============    =============

Diluted income per common share before cumulative effect
   of a change in accounting principle and extraordinary
   item..................................................   $   (0.76)       $   0.23        $  (1.97)         $  0.68
Extraordinary item.......................................          ---            ---            0.39              ---
Cumulative effect of a change in accounting principle              ---            ---             ---            (0.17)
                                                           -----------    ------------   -------------    -------------
Diluted  net income per common share (1).................  $    (0.76)       $   0.23        $  (1.58)         $  0.50
                                                           ===========    ============   =============    =============


     (1) Nine month period ended September 30, 1999 does not total due to rounding.

         Shares issuable upon the conversion of convertible subordinated notes have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

(7)      RECLASSIFICATIONS

         Certain reclassifications have been made in the 1999 financial statements to conform with the 2000 financial statement presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a leading national assisted company operating assisted living residences and providing assisted living services in 28 states. Our growth in recent years has had a significant impact on our results of operations and accounts for most of the changes in results between the first nine months of 2000 and 1999. As of September 30, 2000 and 1999, we operated or managed 473 and 431 residences with aggregate capacities of 21,841 and 19,688 residents, respectively. We, together with other parties who have purchased interests in some of our construction residences, are also constructing 23 additional residences with capacity for 1,270 residents as of September 30, 2000.

         During the fourth quarter of 1999 we began to implement several strategic initiatives designed to strengthen our balance sheet and to enable us to focus on stabilizing and enhancing our core business operations. The principal components of these strategic initiatives include:

         - Reduced Development Activity. In light of the competitive environment and tightening capital markets, we elected to significantly reduce the scope of our assisted living development activities. Specifically, in the fourth quarter of 1999 and the first nine months of 2000 we have discontinued development activity with respect to substantially all development sites. As of November 14, 2000, we had 23 residences with capacity for 1,216 residents under construction. Upon completion of the construction of these 23 residences, which we anticipate will occur with respect to most of these residences by the second quarter of 2001, we do not intend to engage in any further substantial construction or development activity.

         - Reduced Reliance upon Joint Venture Arrangements. In order to simplify our capital structure, we have elected to reduce our utilization of joint venture development arrangements and other off-balance sheet ownership and development structures (so-called "black box" structures). Historically, these arrangements were a source of fee income for us and served to reduce the adverse impact on our earnings of start-up losses associated with our substantial volume of newly-opened residences. We believe, however, that we can improve our future cash flow and liquidity by retaining 100% of the revenue and operating cash flow from more of our residences. No new joint venture arrangements have been established during the first nine months of 2000.

         - Deleveraging of our Balance Sheet. We have strengthened our balance sheet and substantially addressed our short term capital needs by completing a significant equity-linked financing during the second and third quarters of 2000 (the "Equity-Linked Transaction"). At the initial closing of the Equity-Linked Transaction, we issued $173.0 million of convertible debentures and convertible preferred shares to certain investors. In the third quarter of 2000, we issued an additional $29.9 million of convertible debentures pursuant to the option feature of the Equity-Linked Transaction. In addition, the Company's Board of Directors adopted an asset disposition plan in June 2000 which, if successfully completed, is expected to yield approximately $45.0 million of cash and retire approximately $55.0 million of existing debt and lease obligations.

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


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

         Residence Service Fees. Residence service fees for the three months ended September 30, 2000 were $120.6 million representing an increase of $29.9 million, or 33%, from $90.7 million for the comparable 1999 period. Substantially all of this increase resulted from the addition of newly constructed residences and other residences acquired by us and revenues from residences previously held in unconsolidated joint venture structures. We operated 473 and 431 residences at September 30, 2000 and 1999, respectively.

         Other Revenues. Other revenues for the three months ended September 30, 2000 were $1.9 million, a decrease of $7.5 million from the $9.4 million of other revenue for the three months ended September 30, 1999. The decrease is attributable to reduced construction activity which resulted in lower management fees on residences which were either managed for third parties or for entities in which we held a minority ownership position. In addition, during the quarter ended June 30, 2000, we purchased 49 residences which we previously either managed for third parties or for entities in which we held minority ownership positions. Management fees include charges for transitional services to recruit and train staff, initial and recurring fees for use of our name and branding, initial and recurring fees for use of our methodologies, services for assisting with finance processing, and ongoing management services provided to operate the residence.

         Residence Operating Expenses. Residence operating expenses for the three months ended September 30, 2000 increased to $85.1 million from $57.5 million in the three-month period ended September 30, 1999 due to the increased number of residences operated during the 2000 period. Operating expenses as a percentage of residence service fees for the three months ended September 30, 2000 and 1999 were 70.5% and 63.4%, respectively. This percentage increase resulted primarily from increases in labor costs due to increased competition for personnel and increases in liability insurance costs which resulted from the most recent liability insurance policy renewal on July 1, 2000. The increase in marginal expenses was also impacted by a slower lease-up of residences in some areas of the country.

         Lease Expense. Lease expense for the three months ended September 30, 2000 was $20.7 million, compared to $18.4 million in the comparable period in 1999. Such increase was primarily attributable to the utilization of additional sale/leaseback financing and synthetic lease financing totaling $182.0 million during the twelve-month period ended September 30, 2000.

         Lease Income. We earned $5.5 million of lease income for the three months ended September 30, 2000, compared to $7.6 million for the comparable period in 1999, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences, and thereby offset our costs associated with obtaining and maintaining financing for such residences.

         General and Administrative Expense. For the three months ended September 30, 2000, general and administrative expenses were $11.1 million, compared to $9.3 million for the comparable 1999 period, representing a decrease as a percentage of operating revenue to 9.0% in the 2000 period from

9.2% in the 1999 period. The $1.8 million increase in the 2000 period was primarily attributable to salaries, related payroll taxes and employee benefits for additional corporate personnel retained to support the increased number of residences owned or leased and unconsolidated residences we manage.

         Loss on Disposal. During the three months ended September 30, 2000, in accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," we recorded a gain on disposal of $79,000 on certain of the assets which were sold where we estimated a sales price, net of disposal costs, less than the book value in the prior quarter.

         Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2000 was $9.3 million, representing an increase of $4.1 million, from the $5.2 million of depreciation and amortization for 1999. This increase resulted primarily from the depreciation of fixed assets on the larger number of new residences that were owned by us during the three months ended September 30, 2000, versus the comparable period in 1999. In addition, we acquired 19 residences with a capacity of 944 residents in December 1999 and January 2000, which were previously leased by us from a healthcare REIT and have therefore begun to depreciate these assets.

         Interest Expense, Net. Interest expense, net of interest income, was $16.5 million for the three months ended September 30, 2000, compared to $9.1 million for the comparable period in 1999. Gross interest expense (before interest capitalization and interest income) for the 2000 period was $19.1 million compared to $12.8 million for the 1999 period, an increase of $5.4 million. This increase is primarily attributable to an increase in the amount of debt financing used in the 2000 period as compared to the 1999 period. We capitalized $1.1 million of interest expense in the 2000 period compared to $2.2 million in the comparable 1999 period. This decrease is due primarily to the reduction of assets under construction in 2000 compared to 1999. Interest income was $1.5 million for both the 2000 period and the 1999 period.

         PIK Interest, Net. PIK interest for the three months ended September 30, 2000 includes the incurrence of $5.4 million of interest expense on the various PIK debentures which were issued in May and August 2000. We had no similar interest for the 1999 period.

         Equity in Losses of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the three months ended September 30, 2000, was $5.5 million, representing an increase of $4.9 million from $597,000 of losses for the comparable 1999 period. One element of our plan which we began to implement in the fourth quarter of 1999 was to reduce our reliance on joint venture arrangements. As such, our joint venture partners have not made substantial capital contributions to a number of joint ventures for several quarters. Therefore, we have absorbed the losses of those unconsolidated joint ventures in excess of capital contributed by the joint venture partner. The increase in equity in losses of unconsolidated affiliates was also impacted by a slower lease-up of residences which are held in unconsolidated joint ventures in some areas of the country.

         Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the three months ended September 30, 2000 was $1.6 million, representing an increase of $1.1 million from $498,000 for the comparable 1999 period. This increase was primarily attributable to the partial buyout of 26 unconsolidated minority joint venture arrangements which changed from unconsolidated minority joint ventures arrangements to consolidated majority joint venture arrangements, during the second quarter of 2000. During the third quarter of 2000, we had an average of 39 residences held in these consolidated joint venture arrangements compared to an average of 11 residences held in similar joint venture arrangements during the comparable 1999 period.

         Income Taxes. For the three months ended September 30, 2000, we recorded a current income tax provision of $364,000 which was offset by the recognition of a $7.3 million deferred tax obligation resulting in a current income tax benefit of $6.9 million. During the three months ended September 30,

1999, we recorded a reduction in the current income tax benefit of $853,000 which was offset by the recognition of a $3.9 million deferred tax obligation resulting in a current income tax expense of $3.0 million.

         As of September 30, 2000, the Company's net deferred tax asset was $37.1 million, $30.2 million of which relates to the Company's net operating loss carryforward. In accordance with Statement of Financial Accounting Standards No. 109, the Company is required to continuously evaluate the recoverability of the deferred tax assets based on the criteria that it is "more likely than not" that the deferred taxes will be recoverable through future taxable income. This evaluation is made based on the Company's internal projections, which are routinely updated to reflect more recent operating trends. To the extent that updates to management projections result in reduced taxable income in future periods, the Company may be required to establish a valuation allowance on all or part of the net deferred tax asset. Based on its current financial projections, management continues to believe that the Company will recover these net deferred tax assets through future taxable income.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

         Residence Service Fees. Residence service fees for the nine months ended September 30, 2000 were $330.1 million representing an increase of $78.0 million, or 30.9%, from the $252.1 million for the comparable 1999 period. Substantially all of this increase resulted from the addition of newly constructed residences and other residences acquired by us. We operated 471 and 431 residences at September 30, 2000 and 1999, respectively.

         Other Revenues. Other revenues for the nine months ended September 30, 2000 were $11.0 million, a decrease of $11.8 million over the $22.8 million of other revenue for the nine months ended September 30, 1999. The decrease is attributable to reduced development activity which resulted in lower development fees and management fees on residences which were either managed for third parties or for entities in which we held a minority ownership position. In addition, during the second quarter of 2000, we purchased 49 residences which we previously either managed for third parties or for entities in which we held minority ownership positions. Management fees include charges for transitional services to recruit and train staff, initial and recurring fees for use of our name and branding, initial and recurring fees for use of our methodologies, services for assisting with finance processing, and ongoing management services provided to operate the residence.

         Residence Operating Expenses. Residence operating expenses for the nine months ended September 30, 2000 increased to $223.6 million from $157.1 million in the nine month period ended September 30, 1999 due to the increased number of residences operated during the 2000 period. Operating expenses as a percentage of resident service fees for the nine months ended September 30, 2000 and 1999 were 67.7% and 62.3%, respectively. This percentage increase resulted primarily from increases in labor and employee benefit related costs due to increased competition for personnel and increases in liability insurance costs which resulted from the most recent liability insurance policy renewal on July 1, 2000. The increase in marginal expenses was also impacted by a slower lease-up of residences in some areas of the country.

         Lease Expense. Lease expense for the nine months ended September 30, 2000 was $61.6 million, compared to $48.8 million in the comparable period in 2000. Such increase was primarily attributable to the utilization of additional sale/leaseback financing and synthetic lease financing totaling $182.0 million during the twelve-month period ended September 30, 2000.

         Lease Income. We earned $22.6 million of lease income for the nine months ended September 30, 2000, compared to $17.4 million for the comparable period in 1999, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures in 2000. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences, and thereby offset our costs associated with obtaining and maintaining financing for such residences.

         General and Administrative Expense. For the nine months ended September 30, 2000, general and administrative expenses were $33.1 million prior to $5.1 million of non-recurring expenses, compared to $26.4 million before a $1.8 million write-off associated with our name change for the comparable 1999 period, representing 9.7% of operating revenue for both of the 1999 and 2000 periods. The $5.1 million of non-recurring expenses consist of $3.3 million related to employee severance costs and the termination of several internal software development and systems projects associated with our corporate downsizing, and of a $1.8 million bad debt expense related to a management fee note which was deemed to be uncollectible due to the acquisition of the related residences in the second quarter. The $6.7 million increase in recurring expenses in the 2000 period was primarily attributable to salaries, related payroll taxes and employee benefits for additional corporate personnel retained to support the increased number of residences owned and unconsolidated residences we manage.

         Loss on Disposal. During the nine months ended September 30, 2000, the Company's Board of Directors adopted a plan to dispose of 36 residences with aggregate capacity of 1,227 residents and 33 parcels of land. In accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," we recorded a loss on disposal on 16 of the 36 residences where we estimated a sales price, net of disposal costs, less than the book value by $12.0 million.

         Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2000 was $25.6 million, representing an increase of $11.8 million, or 85.7%, from the $13.8 million of depreciation and amortization for the comparable 1999 period. This increase resulted primarily from depreciation of fixed assets on the larger number of new residences that were owned by us during the nine months ended September 30, 2000, versus the comparable period in 1999. In addition, we acquired 19 residences with a capacity for 944 residents in December 1999 and January 2000 which were previously leased by us from a healthcare REIT and have therefore begun to depreciate these assets.

         Interest Expense, Net. Interest expense, net of interest income, was $52.3 million for the nine months ended September 30, 2000, prior to $1.4 million of bank amendment fees paid in the first nine months of the year compared to $23.1 million of net interest expense for 1999. Gross interest expense (before interest capitalization and interest income) for the 2000 period was $61.4 million prior to the amendment fees paid compared to $33.8 million for the 1999 period, an increase of $26.4 million. This increase is primarily attributable to an increase in the amount of mortgage financing used in 2000 as compared to 1999. The 2000 period also includes fees paid related to amending bank agreements. We capitalized $3.3 million of interest expense in the 2000 period compared to $7.4 million in the 1999 period. This decrease in capitalized interest is a result of our decision to reduce development and construction activity in 2000. Our average construction in progress balance was $71.7 million during the nine months ended September 30, 2000, compared to $130.5 million in the 1999 period. Interest income for the 2000 period was $4.4 million as compared to $3.3 million for the 1999 period. This increase was due to interest on additional restricted cash balances in place in 2000 related primarily to lease financing transactions.

         PIK Interest, Net. PIK interest for the nine months ended September 30, 2000 includes the incurrence of $6.8 million of interest expense on the various PIK debentures which were issued in May and August 2000. We had no similar interest for the 1999 period.

         Equity in Losses of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the nine months ended September 30, 2000, was $11.0 million, representing an increase of $10.3 million from $667,000 of losses for the comparable 1999 period. One element of our plan which we began to implement in the fourth quarter of 1999 was to reduce our reliance on joint venture arrangements. As such, our joint venture partners have not made substantial capital contributions to a number of joint ventures for several quarters. Therefore, we have absorbed the losses of those unconsolidated joint ventures in excess of capital contributed by the joint venture partner. The increase in equity in losses of unconsolidated affiliates was also impacted by a slower lease-up of residences which are held in unconsolidated joint ventures in some areas of the country.

         Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the nine months ended September 30, 2000 was $2.5 million, representing a decrease of $1.3 million from $3.8 million for the comparable period in 1999. The decrease was primarily attributable to the maturity in the residences that were owned by us in consolidated joint venture arrangements during the 2000 period. During the first nine months of 2000, we had an average of 26 residences held in consolidated joint venture relationships compared to an average of 17 residences in consolidated joint venture relationships during the first nine months of 1999.

         Extraordinary Item. During the nine months ended September 30, 2000, we recorded a gain on the early extinguishment of debt of $8.5 million relating to our retirement of $41.4 million of convertible debt pursuant to the Equity Linked Transaction. EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments", requires recognition of a gain or loss by the debtor for early extinguishment of debt.

         Cumulative Effect of Change in Accounting Principle. During the first nine months of 1999 we incurred a cumulative effect of a change in accounting principle of $3.8 million relating to the adoption of SOP 98-5, which requires that costs of start-up activities and organization costs be expensed as incurred.

         Income Taxes. For the nine months ended September 30, 2000, we recorded a current income tax provision of $573,000 which was offset by the recognition of a $23.1 million deferred tax asset resulting in a current income tax benefit of $22.6 million before the effect of the extraordinary item. The income tax benefit for the nine months ended September 30, 2000 reflects the treatment of PIK interest as non-deductible interest. We do not currently anticipate that the interest expense which we will incur in the future related to the PIK debentures, will be deductible for income tax purposes. During the nine months ended September 30, 1999, we recorded a current income tax provision of $4.5 million and recognized a $4.8 million deferred tax liability resulting in a current income tax expense of $9.3 million before the effect of a cumulative change in accounting principle of $3.8 million.

         As of September 30, 2000, the Company's net deferred tax asset was $37.1 million, $30.2 million of which relates to the Company's net operating loss carryforward. In accordance with Statement of Financial Accounting Standards No. 109, the Company is required to continuously evaluate the recoverability of the deferred tax assets based on the criteria that it is "more likely than not" that the deferred taxes will be recoverable through future taxable income. This evaluation is made based on the Company's internal projections, which are routinely updated to reflect more recent operating trends. To the extent that updates to management projections result in reduced taxable income in future periods, the Company may be required to establish a valuation allowance on all or part of the net deferred tax asset. Based on its current financial projections, management continues to believe that the Company will recover these net deferred tax assets through future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, we had $46.8 million in unrestricted cash and cash equivalents and $12.2 million of working capital compared to unrestricted cash and cash equivalents of $33.0 million and working capital of $23.7 million at September 30, 1999.

         For the nine months ended September 30, 2000 the operating cash flow deficit was $9.3 million compared to cash flow from operations of $32.2 million for the nine months ended September 30, 1999.

         During the first nine months of 2000 we obtained approximately $104.9 million of new conventional debt financing. Approximately $30.0 million of this financing was used to repay bridge financing and $30.0 million was used to repurchase 19 residences from a healthcare REIT. The remaining conventional financing was used to fund construction of our remaining unopened residences.

         On May 31, 2000, we completed the first closing of the Equity Linked Transaction in which we issued $173.0 million of convertible debentures and convertible preferred shares to investors. The securities issued include: (i) $168.0 million of Series A, Series B and Series C convertible debentures with a conversion price of $4.00 per share and a 9.75% semi-annual PIK coupon and a seven year maturity, and (ii) $5.0 million of Series A convertible preferred shares with a conversion price of $4.00 per share and a 9.75% semi-annual cumulative PIK dividend and a mandatory redemption in seven years. The Series A and Series C debentures and Series A preferred shares will be convertible at any time at the respective holder's option into shares of common stock of the Company. The Series B debentures will be convertible at any time at the respective holder's option into non-voting Series B preferred shares having rights (other than voting rights) substantially similar to the Company's common stock. The Company may call the debentures and the Series A preferred shares at any time after May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. On August 10, 2000, we issued an additional $29.9 million of Series B debentures resulting in an aggregate transaction amount of $203.0 million.

         We used the proceeds from this transaction, net of $15.2 million in transaction costs, to (i) repay $48.3 million of bridge loans previously funded by an affiliated group who participated as investors in the Equity-Linked Transaction; (ii) retire outstanding convertible debt with a book basis of $41.4 million in exchange for $26.9 million in new Series C convertible debentures,
(iii) acquire equity interest in 14 residences (618 resident capacity) previously managed by the Company for $21.0 million, (iv) acquire a 60% ownership interest in the operations of 26 residences (2,159 resident capacity) for $14.7 million, (v) repay $5.0 million of short-term borrowings under a bank line-of-credit, and (vi) provide funds for working capital and other corporate purposes including completing construction of our remaining unopened residences.

         Historically, we have financed our operations and growth through a combination of various forms of real estate financing (mortgage, synthetic lease and sale/leaseback financing), capital contributions from joint venture partners and the sale of our securities (common stock and convertible debentures) and, to a lesser extent, cash from operations. At September 30, 2000, we had $1,095.4 million of outstanding debt principally consisting of $385.2 million of convertible debentures having a weighted average interest rate of 7.88%, $199.2 million of fixed rate debt having a weighted average interest rate of 7.70%, capitalized lease obligations of $67.1 million having a weighted average interest rate of 9.61%, $434.0 million of variable rate debt having a weighted average interest rate of 9.61% and short-term borrowings of approximately $9.9 million. Through September 30, 2000, we have also entered into approximately $893.7 million of sale/leaseback and synthetic lease financings. In addition, we have guaranteed an aggregate of $60.0 million of indebtedness of joint venture and other off-balance sheet third-party entities.

         As of September 30, 2000, we have the following series of redeemable preferred stock and convertible subordinated debentures outstanding:

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

         - $112.7 million aggregate principal amount of 9.75% Series B convertible debentures due May 31, 2007. These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series B debentures on January 1 and July 1 of each year, commencing with January 1, 2001. The conversion price is $400.00 per share. The convertible debentures are redeemable at our option commencing on May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the convertible debentures may convert at any time into non-voting Series B preferred shares, each share of which has rights (other than voting rights) substantially similar to 100 shares of common stock of the Company.

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

          We will continue to address both our short and long-term liquidity requirements. However, a number of our traditional financing sources, including commercial banks and other secured lenders, have substantially reduced their lending activities to the healthcare sector, which has reduced our access to credit.

         Our operations and remaining construction activity will require significant additional capital resources in the future in order to fund: (i) our costs associated with completing construction of 23 assisted living and Alzheimer's care residences; (ii) our purchase from the third party joint venture partners of minority and majority equity interests in assisted living residences operated by us; (iii) our ongoing debt service obligations, including maturities of our long-term debt and refinancing of short term debt; and (iv) our obligation to finance the operations of third party development partners.
In addition, the Company is subject to contingent liabilities associated with certain pending litigation (see Item 1 of Part II of this Quarterly Report.) Although the Company believes it will prevail in defending against these claims, no assurances can be given that capital will not be required to resolve these matters.

         We expect to fund a portion of our capital and liquidity requirements from cash on hand, cash generated from operations, financing under existing debt commitments, and, to a limited extent, equity from our joint venture development partners. In addition, our Board of Directors has approved an asset disposition plan in which we plan to sell 36 residences with an aggregate resident capacity of 1,227 units and 33 parcels of land previously held for future development. We anticipate that the aggregate proceeds from the sale of these assets will generate approximately $100.0 million of cash, of which approximately $55.0 million will be used to retire existing secured mortgage and lease financing relating to these properties. We expect to complete the sale of these assets over the next six to twelve months.

          We are obligated under our existing joint venture arrangements to purchase the equity interests of our joint venture partners at fair market value upon the election of our partners (the "Put"). We may also exercise options to purchases these same joint venture interests either at uncapped fair market value in the case of certain joint venture arrangements (the "FMV Call") or at an agreed upon return on investment in the case of other arrangements (the "Formula Call"). For joint ventures with the FMV Call, we estimate that the amount required as of September 30, 2000 to acquire these joint venture interests would be approximately $11.0 million. We do not anticipate that we will purchase or be required to purchase the interests in these partnerships with FMV Calls during the next 12 months. With respect to joint ventures which include Formula Calls, we estimate that the call price as of September 30, 2000 would total approximately $63.0 million. However, we believe that the fair market value of these residences, in the aggregate, should the Put be exercised, is substantially less. The majority of the residences held in joint venture arrangements are currently in the lease-up process. Based on a number of assumptions, including assumptions relating to the availability of cash, ability to refinance or sell the underlying assets, the time at which these options may be exercised and the fair market values of these residences at the date these options would be exercised, we estimate that we may utilize approximately $25.0 million to $63.0 million to effect joint venture purchases during the 12 month period ending

September 30, 2001. We are also negotiating with certain of our joint venture partners to purchase our joint venture interests at terms different from the existing agreements.

         In this regard, we expect to complete during the fourth quarter of 2000 our acquisition of all of the remaining joint venture interests (representing approximately 40% of the equity interests) not previously acquired by us in the Equity-Linked Transaction in partnerships operating 26 of our residences. Additionally, during the fourth quarter of 2000, we expect to complete the acquisition of the 90% joint venture interests in limited liability companies operating 26 other of our assisted living residences. To complete these negotiated acquisitions of joint venture interests, we expect to pay approximately $13.1 million in cash and $7.6 million in the form of a three year promissory note bearing interest at 10% per annum.

         As of September 30, 2000, our current portion of long-term debt and short-term notes payable total $79.7 million. In addition, our long-term debt instruments include maturities of $11.8 million in the fourth quarter of 2001. In 2002, our scheduled debt maturities include $91.0 million of secured debt and its 5.25% convertible subordinated debentures, which have an outstanding balance of $112.1 million at September 30, 2000 and mature in December 2002. We are currently seeking refinancing for certain of these debt maturities which are scheduled to occur over the next two and one-half years and intend to pursue multiple refinancing transactions through 2002. However, no assurance can be given that refinancing alternatives will be available to satisfy these debt maturities or that if available, such replacement financing will be on terms as favorable as the debt financing currently in place.


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


FORWARD-LOOKING STATEMENTS

         The statements in this quarterly report relating to matters that are not historical facts are forward-looking statements based on management's belief and assumptions using currently available information. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve a number of risks and uncertainties, including, but not limited to, substantial debt and operating lease payment obligations, operating losses associated with new residences, our need for additional financing and liquidity, our ability to implement our new strategic initiatives and improve cash flow, risks associated with development and construction, risks associated with acquisitions, competition, governmental regulation and other risks and uncertainties detailed in the reports filed by the Company with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company assumes no duty to publicly update such statements.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors may cause fluctuations in the Company's earnings and cash flows.

         We performed a sensitivity analysis which presents the hypothetical change in fair value of those financial instruments held by us at September 30, 2000, which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one point parallel shift in the yield curve. The fair value of the debt included in the analysis is $444.0 million. Although not expected, a one-percentage point change in the interest rates would have caused our annual interest expense to change by approximately $5.1 million. Accordingly, a significant increase in LIBOR based interest rates could have a material adverse effect on our earnings.

         Although a majority of our debt and lease payment obligations as of or during the nine months ended September 30, 2000, are not subject to floating interest rates, indebtedness that we may incur in the future may bear interest at a floating rate. Debt and annual operating lease payment obligations will continue to increase as we complete our pending development and construction activity. We expect to refinance $80.7 million of our fixed rate debt in 2000 and, as a result, convert this into variable rate debt.

         We do not presently use financial derivative instruments to manage interest costs. We do not use foreign currency exchange rate forward contracts or commodity contracts and do not have foreign currency exposure as of September 30, 2000.


                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         On August 22, 2000, Manor Care, Inc. ("Manor Care") and Manor Care of America, Inc. filed a complaint against the Company in state court in Ohio seeking to collect on a note executed by the Company in the principal amount of $3.0 million in connection with the Company's development joint venture with Manor Care. The Company has filed a motion to dismiss or stay the action in favor of arbitration of the dispute. The Company intends to vigorously defend against the claims alleged by Manor Care in this complaint.

         On October 20, 2000, Manor Care filed a complaint against the Company in the Delaware state superior court with respect to two purchase agreements entered into on December 31, 1998 between the Company, Manor Care and a number of Manor Care's subsidiaries and affiliates. One of these agreements related to the purchase by the Company of a number of assisted living residences then owned and operated by Manor Care and its subsidiaries, and the second agreement related to the purchase by the Company of a number of assisted living residences then under construction by Manor Care and its subsidiaries. Manor Care has alleged that the Company was unable to close the purchases within the time required by the agreements and that the Company allegedly fraudulently induced Manor Care to delay the closings. Manor Care is seeking damages for this alleged fraud in the amount of approximately $3.7 million. In addition, Manor Care has alleged that the Company owes Manor Care $259,000 arising out of post-closing prorations. The Company has not yet answered Manor Care's complaint, but intends to vigorously defend against the claims alleged by Manor Care in this complaint.

        In addition, the Company is pursuing (or intends to pursue) various claims and counterclaims against Manor Care and its affiliates arising out of the Company's prior business dealings with Manor Care.

ITEM 2.           CHANGE IN SECURITIES AND USE OF PROCEEDS.

         On August 10, 2000, the Company issued $29.9 million in face amount of Series B convertible pay-in-kind debentures due 2007 pursuant to the exercise of an option feature of the Equity-Linked Transaction. These convertible pay-in-kind debentures were sold to a Canadian bank without registration under the Securities Act of 1933, as amended (the "Securities Act"), under the exemption therefrom provided by Section 4(2) of the Securities Act and pursuant to the safe harbor provided by Rule 506 of Regulation D promulgated thereunder.

         Series B Debentures. The $29.9 million aggregate principal amount of 9.75% Series B convertible pay-in-kind debentures due May 31, 2007 bear pay-in-kind interest at 9.75% per annum payable semi-annually in the form of additional Series B debentures on January 1 and July 1 of each year, commencing January 1, 2001. The Series B convertible debentures are redeemable at our option commencing on May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series B convertible debentures may convert at any time, at a conversion price of $400.00 per share, into non-voting Series B preferred shares, each share of which has rights (other than voting rights) substantially similar to 100 shares of common stock of the Company.

         The Company is using the proceeds from the sale of these convertible securities to provide funds for working capital and other corporate purposes.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of the Company was held on October 10, 2000. The only action taken at the meeting was to elect a board of nine directors of the Company, five of whom were elected by holders of the Company's common stock and four of whom were elected by the holders of the Company's Series A 9.75% cumulative convertible pay-in-kind preferred stock. The results were as follows:


                                                             AUTHORITY
           DIRECTOR                      FOR                 WITHHELD
-------------------------------    -----------------     ------------------

    Tim Buchanan                         19,343,177              1,026,547
    Gene E. Burleson                     19,271,717              1,026,461
    William F. Lasky                     19,343,263              1,026,461
    William G. Petty, Jr.                19,343,263              1,026,461
    Steven L. Vick                       19,343,263              1,026,461

                                                             AUTHORITY
     PREFERRED DIRECTORS                 FOR                 WITHHELD
-------------------------------    -----------------     ------------------
    William Colson                        1,140,000                110,000
    Robert Haveman                        1,140,000                110,000
    Natalie Townsend                      1,140,000                110,000
    Jerry L. Tubergen                     1,140,000                110,000



         The proposal to elect directors was set forth and described in the Notice of Annual Meeting and Proxy Statement of the Company dated September 1, 2000, filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended.

ITEM 5.        OTHER INFORMATION

                  On November 13, 2000, William F. Lasky resigned as President and Chief Executive Officer of the Company and was appointed as Vice Chairman of the Board. Robert Haveman, a long-time member of the Board of Directors and former Vice Chairman, has been appointed interim President of the Company, and a national search firm has been retained to identify a permanent successor to Mr. Lasky.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits:

               10.1 Loan Agreement dated as of August 28, 2000 between Heller Healthcare Finance, Inc., as Agent and a Lender; and the Other Financial Institutions Who Hereafter Become Parties to this Agreement, as Lenders; and AHC Borrower I, Inc., as Borrower. (Exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules.)

               10.2 Form of Deed of Trust, Assignment of Leases, Rents and Profits, Security Agreement and Financing Statement ("Mortgage/Deed of Trust") dated as of August 28, 2000 between AHC Borrower I, Inc, as Borrower; Joyce J. Gorman, as Trustee, for the benefit of Heller Healthcare Finance, Inc, in its individual capacity and as Agent for Lenders.

               10.3 Schedule of mortgages and deeds of trust which are substantially in the form of Mortgage/Deed of Trust attached as Exhibit 10.2 hereto.

               10.4 Amendment No. 8 to Credit Agreement dated as of August 31, 2000 between Firstar Bank, National Association and the Registrant. (Exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits.)

               10.5 Form of Deed of Trust ("Mortgage/Deed of Trust") dated August 31, 2000 between the Registrant, First Bank as Lender and Chicago Title Insurance Company as Trustee.

               10.6 Schedule of mortgages and deeds of trust which are substantially in the form of Mortgage/Deed of Trust attached as Exhibit 10.5 hereto.

               27.1     Financial Data Schedule.

      (b) Reports on Form 8-K: The Registrant has filed no reports with the Securities and Exchange Commission on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on the 14th day of November, 2000.


                                 ALTERRA HEALTHCARE CORPORATION



Date:  November 14, 2000    By:  /s/  Mark W. Ohlendorf
                                 -----------------------------------------------
                                 Mark W. Ohlendorf
                                 Senior Vice President, Chief Financial Officer,
                                 Treasurer and Secretary
                                 (Principal Financial Officer)