Form 10-K
period 2000-12-31
ALTERRA HEALTHCARE CORP
filed 2001-04-02
CIK 1013218

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                        --------------------------------
[MARK ONE]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              FOR THE TRANSITION PERIOD FROM _________ TO ________

                         COMMISSION FILE NUMBER 1-12000
                    ---------------------------------------

                         ALTERRA HEALTHCARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                             39-1771281
       (STATE OF INCORPORATION)         (IRS EMPLOYER IDENTIFICATION NO.)
        10000 INNOVATION DRIVE
             MILWAUKEE, WI                            53226
    (ADDRESS OF PRINCIPAL EXECUTIVE                 (ZIP CODE)
               OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (414) 918-5000
                            -------------------------
      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE AMERICAN STOCK
                                  EXCHANGE ACT:

           TITLE OF EACH CLASS               NAME OF EXCHANGE ON WHICH
       COMMON STOCK, PAR VALUE $.01                  REGISTERED
       5.25% CONVERTIBLE SUBORDINATED         AMERICAN STOCK EXCHANGE
            DEBENTURE DUE 2002                AMERICAN STOCK EXCHANGE
     SERIES A JUNIOR PREFERRED STOCK          AMERICAN STOCK EXCHANGE
             PURCHASE RIGHTS

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   [X]       No   _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was $12,143,968 as of March 23 2001. The number of outstanding shares of the Registrant's Common Stock was 22,109,810 shares as of March 23, 2001.

                       -----------------------------------
                       Documents Incorporated by Reference
Portions of the Registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders are incorporated into Part III.

The statements in this annual report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from expectations. These include, without limitation, those set forth under "Item 1. Business." These and other risks are set forth in the reports filed by us with the Securities and Exchange Commission.

                                     PART I

References in this report to the "Company," "us" or "we" refer to Alterra Healthcare Corporation and its subsidiaries.

ITEM 1.     BUSINESS

OVERVIEW

We are a national assisted living company operating assisted living residences and providing assisted living services in 28 states. Our rapid growth in recent years has had a significant impact on our results of operations and is a principal factor in describing the changes in our results between 2000 and 1999. As of December 31, 2000 and 1999, we operated or managed 474 and 450 residences with aggregate capacity of approximately 22,100 and 20,700 residents, respectively. As of December 31, 2000, we were also constructing 18 additional residences with additional capacity for 974 residents. As of December 31, 2000, 88 of our residences, including 5 residences which were under construction, were in joint venture arrangements with third parties. During 2000, we generated operating revenue of $466.5 million and realized an operating loss of $14.5 million and a pretax loss of $79.8 million prior to non-recurring charges, extraordinary item and the loss on disposal.

Our statements in this annual report relating to matters that are not historical facts are forward-looking statements based on our management's belief and assumptions based upon currently available information. Although we believe that the expectations reflected in these forward-looking statements are reasonable; we are unable to provide assurances that our expectations will prove to be correct. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, risks associated with recent defaults under loan and lease obligations, risks associated with a shortfall in our liquidity and the implementation of our restructuring plan, risks associated with the disposition of assets and termination of leases, substantial debt and operating lease payment obligations, operating losses associated with new residences, our need for additional financing and liquidity, risks associated with our construction activities, risks associated with competition, governmental regulation and other uncertainties outlined in our reports filed with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of one or more of these risks worsen) or should our underlying assumptions prove incorrect, our actual results of operation and our financial position in the future could differ materially from those forecasted or expected. We do not assume any duty to publicly update these forward-looking statements.

RECENT DEVELOPMENTS

During the fourth quarter of 1999, we began to implement several strategic initiatives designed to strengthen our balance sheet and to enable us to focus on stabilizing and enhancing our core business operations. The principal components of these strategic initiatives included (i) a substantial reduction in our development activity; (ii) a reduction in our utilization of and reliance upon the use of joint venture arrangements; (iii) deleveraging our balance sheet; and (iv) focusing our activities on improving the Company's cash flow. To implement these strategic initiatives and to address our short- and long-term liquidity and capital needs, we completed an equity-linked investment in the Company of $203 million during the second and third quarters of 2000 (the "Equity Transaction").

We used the proceeds of the Equity Transaction, net of $15.2 million in transaction costs, to (i) repay $48.3 million of bridge loans previously funded by an affiliated group who participated as investors in the Equity Transaction,
(ii) retire outstanding convertible debt with a book basis of $41.4 million in exchange for $26.9 million in newly issued debentures, (iii) acquire equity interests in 14 residences previously managed by us for $21.0 million, (iv) acquire a 60% interest in the operations of 26 residences for $14.7 million, (v) repay $5.0 million of short-term borrowings under a bank line-of-credit, and
(vi) provide $71.9 million of funds for working capital and other corporate purposes, including funding construction of our remaining unopened residences. In the fourth quarter of 2000, $10.2 million of these proceeds were used to acquire the remaining 40% equity interest in certain joint ventures, as contemplated by the Equity Transaction. At the time of the Equity Transaction, we believed that the net proceeds of that transaction, together with other financing transactions that we anticipated would occur in 2001, would provide sufficient cash resources for us to complete our remaining construction activities and to cover our operating cash deficits until the Company achieved positive operating cash flow.

In the second half of 2000, however, two issues emerged that have had a materially adverse impact on our liquidity. First, costs associated with operating our residences, labor and liability insurance costs in particular, increased significantly in the second half of 2000. Second, due both to a generally unfavorable financing market for assisted living residences and the declining credit fundamentals at both the residence and corporate level, we were unable to complete our anticipated financing transactions in 2001. These financing transactions were originally projected to yield cash proceeds that would have been used to fund a portion of our overall cash requirements. Virtually all of the net cash proceeds of the Equity Transaction have been used to fund our operating cash flow deficits and to complete construction of our remaining unopened residences.

By February 2001, our overall cash position had declined to approximately $10 million, a level which we believe to be insufficient. As we began 2001, our operations produced approximately $7 million per month of cash flow before monthly secured debt service and lease payments. Our monthly secured debt service and lease payments total approximately $12 million. We also have been making approximately $2 million per month in net cash expenditures related to the completion of our construction activities. In addition, we face significant debt maturities in 2001 and 2002.

In February 2001, we retained financial advisors and special reorganization counsel to assist us in evaluating alternatives to restore the financial viability of our business. To conserve cash and protect the financial integrity of our operations, we did not make debt service and lease payments of approximately $7 million in March 2001. As a result, we are in default under many of our major loan and lease facilities. In March 2001, we obtained a $7.5 million bridge loan to fund current operations from certain of our principal stock and debenture holders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

We believe that our operating cash flow has improved or will continue to improve due to overhead reductions that we implemented and increases in monthly rents that we charge to our residents which were effective in the first quarter of 2001. Nevertheless, we believe that our operations will not produce sufficient cash flow to satisfy all of our obligations until the conclusion of our restructuring activities, which we have commenced. As we seek to complete our restructuring activities, it is our intention to maintain sufficient cash resources such that we can fund our on-going obligations to our employees, suppliers and other trade creditors on a timely basis.

RESTRUCTURING PLAN. We are seeking to implement a restructuring plan (the "Restructuring Plan") that involves the disposition of selected assets and the restructuring of our capital structure, including our senior indebtedness, leases (both operating and synthetic), convertible PIK debentures, convertible subordinated debentures, joint venture arrangements and our equity capitalization.

Portfolio Rationalization. Our Restructuring Plan calls for the disposition of a substantial number of our residences (collectively, the "Disposition Assets") that we have determined to be non-strategic for one of a variety of reasons, including the geographic location of certain of these residences. The disposition of the residences included in the Disposition Assets is expected to be accomplished primarily by actively working with the lenders and lessors to identify new operators and selling assets through an organized sales process.

We expect that we will recognize a significant pre-tax loss estimated to be in excess of $150 million related to the sale of the Disposition Assets during 2001. In addition, we are discussing a number of alternatives with our lenders and lessors to address any potential cash shortfalls that may result from the dispositions. A condition to our disposing of the Disposition Assets will be obtaining the consent of the applicable lender or lessor and, in certain cases, the consent of the applicable joint venture partner.

Senior Indebtedness and Leases. In addition to discussions related to the sale of the Disposition Assets, we have commenced discussions with our various lenders and lessors to restructure certain of our debt and lease obligations.

Some of the residence portfolios financed by our lenders or lessors operate at cash flow deficits either before or after associated debt service. The Restructuring Plan calls for these lenders or lessors to defer debt service payments (and in certain cases to fund additional indebtedness to satisfy operating cash flow losses) through the date of the sale of the Disposition Assets. None of our lenders or lessors has yet agreed to these debt service payment deferrals or shortfall funding arrangements.

Our existing senior and subordinated indebtedness includes principal maturities totaling $313.7 million, $213.9 million and $112.6 million in 2001, 2002 and 2003, respectively. The Restructuring Plan calls for the deferral of all debt maturities and some other currently scheduled principal payments until after 2003. None of our lenders or bondholders has yet agreed to these principal payment deferrals.

In addition to payment-related modifications, we will seek to modify other terms of our senior indebtedness and lease arrangements. Many of our senior debt instruments and certain of our lease instruments include financial covenants applicable either to the performance of the Company as a whole, to the performance of the financed portfolio or to the performance of individual residences. We will seek to modify or eliminate many of these financial covenants.

The Restructuring Plan calls for us to negotiate a termination of our debt guaranty, management and other obligations relating to 13 residences that are currently held in a joint venture structure involving Manor Care, Inc. and a third-party equity investor group (see "Joint Ventures and Strategic Alliances - Joint Venture with Manor Care, Inc.").

Convertible PIK Debentures, Convertible Subordinated Debentures and Joint Venture Interests. The Restructuring Plan calls for us to exchange debt, equity or equity-linked securities for our existing $208.7 million in face amount of convertible PIK debentures, $187.2 million in face amount of convertible subordinated debentures and various joint venture interests in certain of our residences. We intend to seek to negotiate exchange transactions with these capital structure constituents that result in a simplified capital structure that reflects the relative value of the debenture or joint venture interests of these third parties. We have only recently commenced discussions with some of these parties, and do not yet have any definitive agreements with any of these parties.

Discussions with our various capital structure constituents have only commenced during recent weeks, or in some cases have not commenced at all, and no binding agreements have been reached. No assurance can be given that we will be successful in negotiating appropriate agreements with our various capital structure constituents. As we proceed with these negotiations, we expect that we will be making modifications to the Restructuring Plan to address issues that arise. In addition, should our operating results further deteriorate or should any of our several lenders, lessors, convertible debenture holders or joint venture partners take aggressive action which could jeopardize our assets or liquidity, we may be forced to pursue a court supervised reorganization of the Company.

ASSISTED LIVING SERVICES

We offer a full range of assisted living services based upon individual resident needs. Prior to admission, residents are assessed by our staff to determine the appropriate level of personal care and services required. Subsequently, individual service agreements are developed by residence staff in conjunction with the residents, their families and their physicians. These plans are periodically reviewed, typically at six-month intervals, or when a change in medical or cognitive status occurs.

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

     RISE (Restoring Independence, Strength and Energy). Some Wynwood residences also offer RISE, a one-on-one exercise program designed to help residents regain their independence and become healthier and stronger by improving flexibility, balance, strength and endurance. The program is targeted to residents with health concerns related to Parkinson's disease, strokes, osteoarthritis, osteoporosis, congestive heart disease, hip fractures and other limitations in ambulation and mobility. Monthly rates for the program range from $120 to $350 depending on the frequency and duration of sessions.

     ESP (Extended Support Program). ESP, also offered at some Wynwood residences, is a program designed to provide additional structure and personal attention to residents with early stages of dementia. Scheduled group recreational activities and social events help residents build self-esteem and decrease anxiety related to confusion and disorientation. The ESP program has been successful in retaining residents who, due to their dementia, might otherwise need to relocate to a more supportive environment. The monthly program rates range from $300 to $350.

Personal care and supportive services are offered in different residence models which incorporate our philosophy of preserving resident's privacy, encouraging choice and fostering independence in a home-like setting.

- Wynwood. These multi-story residences are designed to serve primarily upper income frail elderly individuals in metropolitan and suburban markets. The Wynwood residences typically range in size from 37,500 to 45,000 square feet and accommodate 60 to 78 residents. To achieve a more residential environment in these large buildings, each wing or "neighborhood" in the residence contains design elements scaled to a single-family home and includes a living room, dining room, patio or enclosed porch, laundry room and personal care area, as well as a care giver work station. We generally charge monthly rates per resident ranging from $1,500 for a shared room to $4,500 for a private room depending on the apartment type, level of services required, resident activity and the geographic location of the residence. The average rate in Wynwood residences during the fourth quarter of 2000 was approximately $2,500.

- Sterling House. These apartment-style residences are generally located in select suburban communities and in small or medium sized towns with populations of 10,000 or more persons. These residences range in size from 20,000 to 30,000 square feet and usually contain from 33 to 50 private apartments, offering residents a choice of studio, one-bedroom and one-bedroom deluxe apartments. These apartments typically include a bedroom area, private bath, living area, individual temperature control and kitchenettes and range in size from 320 to 420 square feet. Common space is dispersed throughout the building and is residentially scaled. We generally charge monthly rates per resident from $1,900 to $3,150 depending on the apartment type, level of services required, resident acuity and the geographic location of the residence. The average rate in Sterling House residences during the fourth quarter of 2000 was approximately $2,300.

- Villas. These private apartment-style residences are designed to serve upper income independent individuals in metropolitan and suburban markets. The Villas residences typically range in size from 45,000 to 65,000 square feet and contain 63 to 218 private apartments. These apartments typically include a bedroom area, private bath, living/dining area, and kitchenettes and range in size from 280 to 700 square feet. We offer a secure building with comfortable common areas and pleasant outdoor surroundings. We customarily charge monthly rates per resident ranging from $1,125 to $2,875 depending on the apartment type, level of services required, and geographic location of the residence. The average rate in Villas residences during the fourth quarter of 2000 was approximately $1,800.

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

- Clare Bridge. Our Clare Bridge dementia residence model ranges in size from 20,500 to 28,000 square feet, is a single-story residence accommodating 38 to 52 residents and is primarily located in metropolitan and suburban markets. We seek to create a "home-like" setting that addresses the resident's cognitive limitations using internal neighborhoods consisting of rooms which are scaled to the size typically found in an upper-income, single family home with the same level of furniture, fixtures and carpeting. Key features specific to the needs of Clare Bridge residents generally include indoor wandering paths, a simulated "town-square" area, secure outdoor spaces with raised gardening beds, directional aids to assist in "wayfinding" such as signs, color-coded neighborhoods and memory boxes with the resident's photograph outside of their unit, and specifically designed furniture suitable for incontinent residents. We generally charge monthly rates per resident ranging from $1,500 to $5,000 depending on the apartment type, level of services required, resident activity, and geographic location of the residence. The average rate in Clare Bridge residences during the fourth quarter of 2000 was approximately $3,200.

- Clare Bridge Cottage. During 1998 we introduced dementia residence models focused on smaller to medium sized markets where income levels would not support a more upscale Clare Bridge model. These residences range from 20 to 40 residents and offer services similar to the Clare Bridge. These buildings resemble the Sterling House architectural styles with enhancements for wandering paths, security and other features associated with Clare Bridge. We customarily charge monthly rates between $2,200 and $4,200 for services depending on the apartment type, level of services required, resident activity, and geographic location of the residence. The average rate in Clare Bridge Cottage residences during the fourth quarter of 2000 was approximately $2,800.

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

JOINT VENTURES AND STRATEGIC ALLIANCES

Historically, we formed strategic alliances and joint ventures with established real estate development and financial partners. These alliances and joint ventures enabled us to develop and construct additional residences while reducing the investment of, and associated risk to, us. Although we intend to discontinue our utilization and reliance upon joint venture and other off-balance sheet ownership structures in the future, we operated or managed approximately 84 residences utilizing these types of arrangements as of December 31, 2000.

Joint Venture with Pioneer Development Company. In 1996, we established a joint venture relationship (the "Alterra-Northeast J.V.") with Pioneer Development Company, a Syracuse, New York-based commercial real estate development and construction company ("Pioneer"), to develop, own and operate assisted living residences in targeted market areas throughout New York, Massachusetts, Connecticut and Rhode Island (the "Alterra-Northeast Territory"). We agreed with Pioneer to capitalize and form separate project entities during a five-year development term commencing in September 1996 to develop, construct, open and operate residences in the Alterra-Northeast Territory, with the Company and Pioneer owning and funding either a 51% and 49% equity interest, a 65% and 35% equity interest, or an 80% and 20% equity interest, respectively, in these project entities. Under some circumstances, the development term for one or more states in the Alterra-Northeast Territory will be extended or shortened from the original five-year term. During the development term, the Company and Pioneer have agreed not to independently engage in other competitive activities in the Alterra-Northeast Territory, subject to limited exceptions. Pioneer is providing development and construction management services to the Alterra-Northeast J.V. and we are managing the Alterra-Northeast residences, all pursuant to agreed upon arrangements. Any losses from the operation of residences jointly owned or leased by Alterra and Pioneer are allocated on a basis consistent with the economic risk assumed by each of the partners, which results in losses being disproportionately allocated to Pioneer to the extent of its capital.

With respect to each Alterra Northeast Territory residence, upon the first to occur of (i) a residence achieving a 75% occupancy or (ii) the six-month anniversary of the opening of a residence, Pioneer shall have the right to require us to purchase Pioneer's interest in the residence (put option) and we shall have an option to acquire (call option) Pioneer's interest in a Alterra-Northeast residence. The purchase price payable upon exercise of the put and call options are based on the appraised fair market value of the residence or leasehold interest and shall be payable in cash and/or shares of our Common Stock. At December 31, 2000, 12 of our residences were held in joint ventures with Pioneer. We are currently in negotiations with Pioneer regarding a possible discontinuation of this joint venture relationship.

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

Thirteen of the DevCo I JVs obtained construction/mini-perm mortgage financing from a syndicate of banks assembled by Bank of America, which financing is providing for approximately 75%-80% of the DevCo I JVs' projected capital needs. Each of Manor Care and Alterra have guaranteed repayment of the Bank of America facility, and Manor Care will receive for its guaranty an initial debt guaranty fee equal to 1-1/4% and an ongoing debt guaranty fee equal to 1/2% per annum (for the initial 18 months of the joint venture). Manor Care is also entitled to a fee of $40,000 per residence related to the closing of the secured financing for each residence.

The limited partner investors in each DevCo I JV, upon the election of a majority (by percentage ownership) thereof, have the right to sell to us all (but not less than all) of their interests in that or any or all other DevCo I JVs. This "put option" generally is exercisable by the limited partners anytime after one year from the date that the residence owned by the applicable DevCo I JV first opens for business (the "Opening Date"). Upon any exercise of the put option, DevCo I shall be obligated to sell to us all of its interest in that particular DevCo I JV on the same terms as the sale of the limited partners' interests. The purchase price payable by us pursuant to the put option would be equal to the amount that the limited partners would receive if the DevCo I JV were to sell its respective residence at fair market value (as determined pursuant to one or more appraisals), allocate any resulting gain or loss as provided in the applicable partnership agreement, satisfy all creditors, and then distribute any remaining proceeds to the JV members in liquidation of the DevCo I JV in accordance with the partnership agreement. Further, we have a "call option" to purchase all (but not less than all) of the limited partners' interests DevCo I JVs generally anytime after the applicable Opening Date at a purchase price equal to an amount computed to return to the limited partners their paid-in capital contributions plus provide a negotiated return in that particular DevCo I JV, thereon. Upon any exercise of the call option, we are obligated to purchase all of DevCo I's interest on the same terms as the purchase of the limited partners' interests.

Pursuant to the Devco I agreements, Alterra is obligated to fund operating deficits of the Devco I JVs under certain circumstances. As of December 31, 2000, Alterra had advanced in excess of $5.0 million to Devco I JVs to fund operating deficits.

On September 30, 1999, an additional 29 residences were placed into a joint venture structure pursuant to the joint venture agreement with Manor Care. Manor Care transferred six of the residences and we transferred 16 properties constituting 23 residences (i.e., seven of our properties are "campus" properties having two residences each) to 22 separate Delaware limited liability companies having HCR/Alterra Development II, LLC ("DevCo II") as the 10% managing member and an unrelated investor as a 90% member (the "DevCo II Investor"). The DevCo II Investor had no economic interest in any of the 14 DevCo I JVs. The total equity contributed to these 22 "DevCo II JVs" by the DevCo II Investor (excluding the 10% equity contribution by DevCo II) was $8.0 million.

The cash needs of each DevCo II JV were met by a combination of the equity contributions from the DevCo II Investor and DevCo II and from bridge loans made by the party (as between Alterra and Manor Care) who transferred the particular residence to such DevCo II JV, with such bridge loans to be repaid upon the DevCo II JV's obtaining bank financing for the residence. In addition to funding the purchase of the applicable residence from us or Manor Care, as the case may be, each DevCo II JV utilized such proceeds to develop and construct the applicable residence and/or to fund startup losses during the lease-up of such residence.

All profit and gain allocations and distributions of the DevCo II JVs were made in proportion to the members' contributed capital (i.e., 90% to the DevCo II Investor; 10% to DevCo II). Losses were allocated to the members in proportion to contributed capital, with any losses in excess of contributed capital allocated to DevCo II. We were retained by each DevCo II JV to manage the operations of its respective residence for a management fee. We and Manor Care also received fees for certain other services rendered in connection with the DevCo II joint venture.

On March 30, 2000, the commitment under the Bank of America facility was reduced to $60 million and various of the corporate financial covenants related to the Company under its guarantee of the Bank of America facility were modified. We exercised our "call option" on May 3, 2000, to purchase the DevCo II Investor's interests in all of the DevCo II JVs at a purchase price equal to an amount computed to return to the DevCo II Investor its paid in capital contributions plus provide a negotiated return. Upon the exercise of that call option, we elected to require Manor Care to acquire directly from the Devco II Investor and DevCo II their respective interests in those six DevCo II JVs owning residences that were acquired from Manor Care or its affiliates. After acquiring our 16 properties constituting 23 residences (i.e., seven of our properties are "campus" properties having two residences each) we subsequently discontinued construction and development of 14 of the 23 properties. Several of the parcels of land were sold during 2000.

On January 26, 2001 (with an effective date of December 31, 2000), the Bank of America credit facility was modified to: (i) shorten the maturity date of the facility to June 29, 2001 from its original maturity date of September 30, 2002;
(ii) reduce the commitment under the facility to $57.0 million; (iii) eliminate various corporate financial covenants related to the Company; and (iv) eliminate certain property-level financial covenants previously applicable to the DevCo residences.

Other Joint Venture Structures. We are a party to various other joint venture arrangements pursuant to which we and other third party partners are jointly developing, constructing and operating Alterra-branded assisted living residences. Generally, the Company and our joint venture partner form and capitalize a limited partnership or a limited liability company that either acquires a fee interest or a leasehold interest in an assisted living residence under development by us. Our percentage equity interests in these joint venture entities varies from joint venture to joint venture, ranging from 1% minority interests up to 80% majority interests. These joint venture entities typically retain us as manager pursuant to a market rate management agreement. Under certain of these arrangements, we have agreed to fund the operating deficit requirements of the applicable joint venture once the available equity and debt financing is fully utilized. Pursuant to the operative agreements, we have the right to acquire (call option) the joint venture partner's equity interest in the joint venture entity at a price based upon an agreed upon return on investment or fair market value to the joint venture partner. Similarly, after a specified waiting period, the joint venture partner has the right to require us to purchase (put option) the partner's equity interest in the joint venture entity at a price based upon the appraised fair market value of the residence operated by the joint venture entity. Any losses from the operation of residences owned or leased by these joint venture structures are generally allocated on a basis consistent with the respective partner's interest in overall cash distributions and the economic substance of the joint venture arrangement, which may result in losses being disproportionately allocated to the joint venture partners to the extent of their invested capital. We intend to seek to negotiate with the applicable joint venture partners a termination of these arrangements as a part of the Restructuring Plan.

Franchise Arrangement with Eby Holdings. We have a franchise relationship with Eby Holdings Inc. ("Eby"). Under the terms of this agreement, Eby receives the right to build and operate residences using our branding, designs and operating systems in designated geographic areas. Currently, Eby operates 18 residences in the states of Iowa and Nebraska under the Sterling House brand. In consideration for a franchise relationship, we receive fees payable at the opening of the franchised residence. In addition, we receive fees equal to 3% of resident service revenue generated by the franchised residences. We have options to purchase franchised residences based on fixed valuation criteria or actual prices per unit and right of first refusal.

GOVERNMENT REGULATION

Healthcare is an area of extensive and frequent regulatory change. The assisted living industry is relatively new and, accordingly, the manner and extent to which it is regulated at the Federal and state levels is evolving.

Our assisted living residences are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. In some states in which we operate, the term "assisted living" may have a statutory definition limited to a particular type of program or population. Some of our assisted living residences may fall into other licensing categories or may be independent apartments where services are provided by a licensed home healthcare agency. Although regulatory requirements vary from state to state, these requirements generally address, among other things: personnel education, training and records; staffing levels; facility services, including administration and assistance with self-administration of medication, and limited nursing services; physical residence specification; furnishing of residence units; food and housekeeping services; emergency evacuation plans; and residence rights and responsibilities. New Jersey and Kentucky also require each assisted living residence to obtain a Certificate of Need ("CON") prior to its opening. Our residences are also subject to various state or local building codes and other ordinances, including safety codes. We anticipate that the states which are establishing regulatory frameworks for assisted living residences will require licensing of assisted living residences and will establish varying requirements with respect to this licensing.

We have obtained all required licenses for each of our residences and expect that we will obtain all required licenses for each new residence. Each of our licenses must be renewed annually or biannually. We have also obtained a CON for each residence under construction or development in New Jersey and Kentucky.

Like other healthcare facilities, assisted living residences are subject to periodic survey or inspection by governmental authorities. From time to time in the ordinary course of business, government agencies issue deficiency reports and impose remedial action.. We review these reports and remedial actions and seek to take appropriate corrective action. Although most inspection deficiencies are resolved through a plan of correction, the reviewing agency typically is authorized to take action against a licensed facility where deficiencies are noted in the inspection process. Action may include imposition of fines, imposition of a provisional or conditional license or suspension or revocation of a license or other sanctions. Any failure by us to comply with applicable requirements could have a material adverse effect on our business, financial condition and results of operations.

We are currently a defendant in a criminal negligence action involving one of our residents. While we are vigorously defending the prosecution of this action, if we were to be convicted of this misdemeanor, our ability to obtain and renew certain of our licenses and to participate in certain government payor programs could be materially and adversely affected.

Federal and state anti-remuneration laws, such as the Medicare/Medicaid anti-kickback law, govern some financial arrangements among health care providers and others who may be in a position to refer or recommend patients to providers. These laws prohibit, among other things, direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or, the recommending of, a particular provider of health care items or services. The Medicare/Medicaid anti-kickback law has been broadly interpreted to apply to contractual relationships between health care providers and sources of patient referral. State anti-remuneration laws vary from state to state. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participation in (i.e., furnishing covered items or services to beneficiaries) the Medicare and Medicaid programs. Although we receive only a minor portion of our total revenues from Medicaid waiver programs and are otherwise not a Medicare or Medicaid provider or supplier, we may be subject to these laws because (i) applicable state laws typically apply regardless of whether Medicare or Medicaid payments are at issue and in certain cases (ii) some of our assisted living residences maintain contracts with healthcare providers and practitioners, including pharmacies, home health organizations and hospices, through which the health care providers make their health care products or services (some of which may be covered by Medicare or Medicaid) available to our residents. There can be no assurance that these laws will be interpreted in a manner consistent with our practices.

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

COMPETITION

The long-term care industry is highly competitive and, given the relatively low barriers to entry and continuing healthcare costs containment pressures, we expect that the assisted living segment of the industry will become increasingly competitive in the future. We compete with other providers of elderly residential care on the basis of the breadth and quality of our services, the quality of our residences and, with respect to private pay patients or residents, price. We also compete with other providers of long-term care in the acquisition and development of additional residences. Our current and potential competitors include national, regional and local operators of long-term care residences, extended care centers, assisted/independent living centers, retirement communities, home health agencies and similar providers, many of which have significantly greater financial and other resources than we have. In addition, we compete with a number of tax-exempt nonprofit organizations which can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to us and which are generally exempt from income tax. While our competitive position varies from market to market, we believe that we compete favorably in substantially all of the markets in which we operate based on key competitive factors such as the breadth and quality of services offered, residence quality, recruitment and retention of qualified health care personnel and reputation among local referral sources.

TRADEMARKS

Sterling House(R), Crossings(R), WovenHearts(R), Wynwood(R), Clare Bridge(R), and Clare Bridge Cottage (R) are registered service marks of ours and we claim service mark protection in the marks Alternative Living Services(SM), Clare Bridge(SM), Crystal Health Services(SM) and Alterra(SM).

EMPLOYEES

At December 31, 2000, we employed approximately 10,400 full-time employees and 4,000 part-time employees. None of our employees are represented by a collective bargaining group.

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

RISKS ASSOCIATED WITH RECENT DEFAULTS UNDER LOAN AND LEASE OBLIGATIONS. We did not make loan and lease payments to many of our lenders and lessors in March 2001 and are now in default with respect to these obligations. Management believes that, despite the pendency of these defaults, during the near term the majority of these lenders and lessors will continue to participate in restructuring discussions with us. No assurances may be given, however, that this will be the case. In fact, one of our lessors has given us notice that it is terminating our leases for 11 residences and other lenders and lessors have begun to exercise various remedies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." As our principal credit, lease and other financing facilities are cross-defaulted to a material default occurring under other credit, lease or financing facilities, a payment default under one such facility could result in our being in default under many other such facilities, which could adversely affect the Company's ability to restructure without reorganization proceedings.

In addition, the Company's convertible debentures include subordination provisions that prohibit payments to the debenture holders (other than payment-in-kind coupon payments) after the occurrence of a payment default on the Company's senior indebtedness. As such, the Company is currently prohibited from making payments related to its convertible debentures until such time that no payment-related defaults exist related to its senior indebtedness.

RISKS ASSOCIATED WITH SHORTFALL IN LIQUIDITY AND IMPLEMENTATION OF RESTRUCTURING PLAN. As a result of on-going operating losses and significant upcoming debt maturities, we expect that our projected cash needs during 2001 and 2002 will exceed our projected identified cash resources. In addition, we will require a significant amount of additional capital to complete the construction of residences under construction and to fund the operating losses associated with newly open residences until such residences reach stabilized occupancy. The combination of a difficult financing and operating environment for healthcare service companies has significantly reduced our access to additional capital. A number of our traditional financing sources, including commercial banks and other secured lenders have substantially reduced their lending activities to the healthcare sector. In addition, the credit availability under certain of our credit facilities has either been reduced or eliminated due to a variety of factors, including our default under certain of our credit agreements. If we are unable to develop and successfully implement on a negotiated basis our Restructuring Plan with our lenders, lessors, convertible debenture holders and joint venture partners, we will not have sufficient liquidity to make our scheduled debt and lease payments, or to fund our remaining construction activities. In that event, we would have little choice but to seek to effect a reorganization of the Company pursuant to a court supervised reorganization. See "Substantial Debt and Operating Lease Payment Obligations," "Development and Construction Risks" and "Management's Discussion and Analysis and Results of Operations -- Liquidity and Capital Resources." Were we to seek to reorganize the Company pursuant to a court supervised reorganization, we believe that it would be more difficult for us to attract and retain residents to our residences and employees. In addition, we would expect to be subject to increased regulatory oversight as a result of our financial condition, resulting from concerns of regulatory bodies that our financial difficulties may result in a decrease in the quality of care provided by us.

RISKS ASSOCIATED WITH THE DISPOSITION OF ASSETS AND TERMINATION OF LEASES. A key component of our Restructuring Plan relates to the disposition of a number of residences that are owned or leased by the Company. This disposition strategy involves a number of risks and uncertainties. Availability of financing for assisted living properties is currently limited due to substantial reductions in lending activity by traditional financing sources including commercial banks, other secured lenders and real estate investment trusts ("REITs"). As such, potential purchasers of Company residences may be limited in their ability to obtain necessary financing which may affect both the price at which Company assets may be sold and the ability of potential purchasers to execute transactions. In addition, the residences that the Company intends to sell or otherwise dispose of generally are in lease-up or have historically operated at a loss. Both the availability of financing and number of potential purchasers tend to be more limited for residences that have historically operated at a loss. In addition, many operating companies within the assisted living sector have encountered financial and operating difficulties similar to those experienced by the Company. This may limit the universe of potential purchasers as those other assisted living companies may be financially or operationally incapable of effecting acquisition transactions or may be attempting to sell or otherwise dispose of assets from their own portfolios. Finally, with respect to a number of residences included in our Disposition Assets, we are not free to sell or dispose of the residence without the consent of the applicable lender or lessor and, in certain cases, the consent of our joint venture partners.

SUBSTANTIAL DEBT AND OPERATING LEASE PAYMENT OBLIGATIONS. We had lease expense of $82.4 million and $69.4 million excluding sublease income for the years ended December 31, 2000 and 1999, respectively. Our total indebtedness as of December 31, 2000 was $1.1 billion, and our net interest expense was $62.6 million and $32.3 million for the years ended December 31, 2000 and 1999, respectively. Debt and annual operating lease payment obligations will continue to increase as we complete our pending construction activities. In addition, residences under construction may be financed with construction loans and, therefore, there is a risk that, upon completion of construction and/or lease up, permanent financing for newly developed residences may not be available or may be available only on terms that are unfavorable or unacceptable to us. Approximately $323.7 million of our total indebtedness matures before December 31, 2001 or is in default as of December 31, 2000.

Historically, we have not consistently had sufficient earnings to cover fixed charges. Earnings were insufficient to cover fixed charges by $71.7 million and $4.1 million in 2000 and 1999, respectively prior to non recurring charges, the loss on disposal, other one time adjustments, and the cumulative effect of a change in accounting principle. There can be no assurance that we will generate sufficient cash flow to meet our future obligations. Any payment default or other default with respect to outstanding obligations could cause the lender to foreclose upon the residences securing the indebtedness or, in the case of an operating lease, to terminate the lease, with a consequent loss of income and asset value to us. Moreover, as noted above, the cross-default and cross-collateralization provisions in various of our mortgages, debt instruments, and in many of our leases, could result in acceleration of other obligations and adversely affect a significant number of our other residences if we default in one of our payment obligations. See "Need for Financing to Complete Construction and Fund Operating Losses."

OPERATING LOSSES ASSOCIATED WITH NEW RESIDENCES. Newly opened assisted living residences typically operate at a loss during the first six to 18 months of operation, primarily due to the incurrence of fixed and variable expenses in advance of the achievement of targeted rent and service fee revenues from the lease-up of these residences. As of December 31, 2000, of our 474 residences, 28 newly developed residences opened during 2000 and 70 residences opened or purchased during 1999 were in lease up. In addition, the construction of assisted living residences requires the commitment of substantial capital over a typical six to 12 month construction period, the consequence of which may be an adverse impact on our liquidity. As of December 31, 2000, we had 18 residences under construction. In the case of acquired residences, resident turnover and increased marketing expenditures which may be required to reposition these residences, together with the possible disruption of operations resulting from the implementation of renovations, may adversely impact the financial performance of these residences for a period of time after their acquisition. In addition, occupancy levels and the rates which we may be able to charge for our services may be adversely affected in competitive market circumstances which would negatively impact the operating results of affected residences. Accordingly, there can be no assurance that we will not experience unforeseen expenses, difficulties, complications and delays which could result in greater than anticipated operating losses or otherwise materially adversely affect our financial condition and results of operations. See "Construction Risks" and "Competition."

NEED FOR FINANCING TO COMPLETE CONSTRUCTION AND FUND OPERATING LOSSES. We will need to obtain sufficient financing to fund our remaining construction activities and anticipated losses. As of December 31, 2000, we had 18 residences under construction. We estimate that we will incur between $10 million and $15 million of additional costs to complete these residences, of which between $7 million and $11 million relate to Company owned or leased residences and between $3 million and $4 million relate to residences which we are jointly developing with other parties. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," our access to additional funding is severely restricted. In addition, there can be no assurance that we will not experience unforeseen expenses, difficulties, complications and delays which could result in greater than anticipated operating losses or otherwise materially adversely affect our financial condition and results of operations.

We will from time to time seek additional equity or debt financing. If additional funds are raised by issuing equity or equity-linked securities, our stockholders may experience dilution. In addition, we will require significant financial resources to meet our operating and working capital needs, including contractual obligations to purchase the equity interest of joint venture partners in residences owned in joint ventures. See "Joint Ventures and Related Mandatory Purchase Obligations." There can be no assurance that any newly constructed residences will achieve a stabilized occupancy rate and attain a resident mix that meet our expectations or generate sufficient positive cash flow to cover operating and financing costs associated with these residences. There can be no assurance that we will be successful in securing additional financing or that adequate funding will be available and, if available, will be on terms that are acceptable to us. A lack of funds may require us to delay or eliminate all or some of our construction projects and acquisition plans.

Approximately $533.3 million, or 47.5%, of our total indebtedness as of December 31, 2000 was subject to floating interest rates. Although a majority of our debt and lease payment obligations are not subject to floating interest rates, indebtedness that we may incur in the future may bear interest at a floating rate. See "Quantitative and Qualitative Disclosures about Market Risk." In addition, future fixed rate indebtedness and lease obligations will be based on interest rates prevailing at the time these arrangements are obtained. Therefore, increases in prevailing interest rates could increase our interest or lease payment obligations and could have an adverse effect on our business, financial condition and results of operations.

CONSTRUCTION RISKS. As of December 31, 2000, we had 18 residences under construction. Construction projects generally are subject to various risks, including zoning, permitting, health care licensing and construction delays, that may result in construction cost overruns and longer construction periods and, accordingly, higher than anticipated start-up losses. Project management is subject to a number of contingencies over which we will have little or no control and which might adversely affect project costs and completion time. These contingencies include shortages of, or the inability to obtain, labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions and changes in applicable laws or regulations or in the method of applying these laws and regulations. In light of our financial condition, we severely curtailed our construction activity and have delayed making payments to contractors and subcontractors on three residences currently in construction. As a result, liens have been filed on these construction projects resulting in defaults under the operative construction loan credit agreements. In addition, additional liens or lawsuits may be filed by contractors and subcontractors unless we can access sufficient working capital to satisfy our obligations, which will in turn result in further defaults under the operative credit agreements. Moreover, upon resuming construction we may incur increased costs in order to complete construction. As a result of these various factors, there can be no assurance that we will not experience construction delays that we will be successful in constructing currently planned residences or that any developed residence will be economically successful. Delays in our planned construction activity could result in increased costs or litigation costs which could adversely affect our business, operating results and financial condition.

JOINT VENTURES AND RELATED MANDATORY PURCHASE OBLIGATIONS. We have entered into several joint ventures with regional real estate development partners and others for the construction, development and ownership of assisted living residences in targeted geographic areas. As of December 31, 2000, 84 of our operating residences were jointly owned, directly or indirectly, with venture partners. Of the 18 residences which were under construction by us as of December 31, 2000, a portion of these residences are being constructed under joint venture agreements. We have agreed not to own or operate competing assisted living residences during specified contractual periods within specified geographic areas adjacent to residences developed through several of our joint ventures. While we typically receive a fee for managing residences developed through joint ventures, we share with our joint venture partners any profits or losses realized from the operation or sale of these residences and, in certain cases, have agreed to fund operating deficits arising after all available equity and debt financing is utilized. We are obligated under our joint venture arrangements to purchase the equity interests of our joint venture partners upon the election of the joint venture partners at a price based on the appraised value of the residence owned by the applicable joint venture. These purchase rights generally become exercisable during the period of six months to two years following the opening of the residence owned by these joint ventures. As a result of these provisions, we might become obligated to acquire additional interests in residences developed through joint ventures on terms or at times that would otherwise not be acceptable to us, including times during which we may not have adequate liquidity to fund acquisitions.

LIABILITY AND INSURANCE. The provision of personal and health care services entails an inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits alleging malpractice or related legal theories, many of which involved large claims and resulted in the incurrence of significant defense costs. In addition, compared to more institutional long-term care facilities, assisted living residences (especially dementia care residences) of the type we operate offer residents a greater degree of independence in their daily lives. This increased level of independence, however, may subject the resident and us to risks that would be reduced in more institutionalized settings. We currently maintain liability insurance intended to cover these claims which we believe is adequate based on the nature of the risks, historical experience and industry standards. There can be no assurance, however, that claims in excess of this insurance or claims not covered by insurance, such as claims for punitive damages, will not be successfully asserted. A successful claim against us not covered by, or in excess of, our insurance could have a material adverse effect upon our financial condition and results of operations. Claims against us, regardless of their merit or eventual outcome, may also have a material adverse effect upon our ability to attract or retain residents or expand our business and may require us to devote substantial time to matters unrelated to day-to-day operations. In addition, insurance policies must be renewed annually. There can be no assurance that we will be able to obtain liability insurance in the future or that, if this insurance is available, it will be available on acceptable economic terms.

RESIDENCE MANAGEMENT, STAFFING AND LABOR COSTS. We compete with other providers of assisted living services and long-term care with respect to attracting and retaining personnel. We are dependent upon our ability to attract and retain management personnel responsible for the day-to-day operations of each of our residences. Any inability of ours to attract or retain qualified residence management personnel could have a material adverse effect on our financial condition or results of operations. In addition, a possible shortage of nurses or trained personnel may require us to enhance our wage and benefits package in order to compete in the hiring and retention of personnel. We are also dependent upon the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. There can be no assurance that our labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in rates charged to residents. Any significant failure by us to attract and retain qualified management and staff personnel, to control our labor costs or to pass on any increased labor costs to residents through rate increases would have a material adverse effect on our business, operating results and financial condition. In the event that the Company determines that it must seek to accomplish its Restructuring Plan through a court supervised reorganization, we expect that the foregoing risks could pose an even greater challenge for the Company.

COMPETITION. The long-term care industry is highly competitive and, given the relatively low barriers to entry and continuing health care cost containment pressures, we expect that the assisted living segment will become increasingly competitive in the future. We compete with other companies providing assisted living services as well as numerous other companies providing similar service and care alternatives, such as home health care agencies, congregate care facilities, retirement communities and skilled nursing facilities. While we believe there is a need for additional assisted living residences in the markets where we are constructing and developing residences, we expect that, as assisted living residences receive increased market awareness and the number of states which include assisted living services in their Medicaid programs increases, competition will increase from new market entrants, many of whom may have substantially greater financial resources than we have. There can be no assurance that increased competition will not adversely affect our ability to attract or retain residents or maintain our existing rate structures. Some of our present and potential competitors have, or may have access to, greater financial resources than those available to us. Consequently, there can be no assurance that we will not encounter increased competition in the future which could limit our ability to attract and retain residents, to maintain or increase resident service fees or to expand our business and could have a material adverse effect on our business, operating results and financial condition. We are not able to accurately predict the effect that the health care industry trend towards managed care will have on the assisted living marketplace. Managed care, an arrangement whereby service and care providers agree to sell specifically defined services to one or more public or private payors (frequently not the end user or resident) subject to a predefined system in an effort to achieve more efficiency with respect to utilization and cost, is not currently a significant factor in the assisted living marketplace. However, managed care plans sponsored by insurance companies or HMOs may in the future be a factor in the assisted living marketplace. There can be no assurance that we will not encounter increased competition or be subject to other competitive pressures that could affect our business, operating results or financial condition as a result of managed care. In the event that the Company determines that it must seek to accomplish its Restructuring Plan through a court supervised reorganization, we expect that the foregoing risks could pose an even greater challenge for the Company.

GOVERNMENT REGULATION. Healthcare is an area of extensive and frequent regulatory change. The assisted living industry is relatively new, and, accordingly, the manner and extent to which it is regulated at the Federal and state levels is evolving. Changes in the laws or new interpretations of existing laws may have a significant impact on our methods and costs of doing business. We are, and will continue to be, subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in the various states and localities where we operate or intend to operate. We and our activities are subject to zoning, health and other state and local government laws and regulations. Zoning variances or use permits are often required for construction. Severely restrictive regulations could impair our ability to open additional residences at desired locations or could result in costly delays. Several of our residences have been financed by revenue bonds. In order to continue to qualify for favorable tax treatment of the interest payable on these bonds, the financed residences must comply with federal income tax requirements, principally pertaining to the maximum income level of a specified portion of the residents. Failure to satisfy these requirements constitutes an event of default under the bonds, thereby accelerating their maturity. Our success will depend in part upon our ability to satisfy applicable regulations and requirements and to procure and maintain required licenses in rapidly changing regulatory environments. Any failure to satisfy applicable regulations or to procure or maintain a required license could have a material adverse effect on our business, operating results and financial condition.

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

We are currently a defendant in a criminal negligence action involving one of our residents. While we are vigorously defending the prosecution of this action, if the Company were to be convicted of this misdemeanor, the Company's ability to obtain and renew certain of our licenses and to participate in certain government payor programs could be materially and adversely affected.

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

DEPENDENCE ON ATTRACTING SENIORS WITH SUFFICIENT RESOURCES TO PAY. We currently rely, and for the foreseeable future, we expect to rely, primarily on the ability of our residents to pay for services from their own and their families' financial resources. Generally, only elderly adults with income or assets meeting or exceeding the comparable median in the region where our assisted living residences are located can afford the fees for these residences. Inflation or other circumstances which adversely affect the ability of residents and potential residents to pay for assisted living services could have an adverse effect on us. In the event that we encounter difficulty in attracting seniors with adequate resources to pay for our services, we would be adversely affected. In the event that the Company determines that it must seek to accomplish its Restructuring Plan through a court supervised reorganization, we expect that the foregoing risks could pose an even greater challenge for the Company.

ENVIRONMENTAL LIABILITY RISKS ASSOCIATED WITH REAL PROPERTY. Under various Federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at these properties, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by these parties in connection with the contamination. These laws typically impose clean up responsibility and liability without regard to whether the owner knew of or caused the presence of contaminants, and liability under these laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation or responsibility. The costs of investigation, remediation or removal of these substances may be substantial, and the presence of these substances, or the failure to properly remediate these properties, may adversely affect the owner's ability to sell or lease the property or to borrow using the property as collateral. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of these substances at the disposal or treatment facility, whether or not the facility is owned or operated by this person. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. With the exception of four Sterling House residences operated by us or our predecessors since prior to 1995, we have conducted environmental assessments of all of our operating residences and have conducted, or are in the process of conducting, environmental assessments of all of our sites currently under construction. These assessments have not revealed, and we are not otherwise aware of, any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations. There can be no assurance, however, that environmental assessments would detect all environmental contamination which may give rise to material environmental liabilities. We believe that our respective residences are in compliance in all material respects with all applicable environmental laws. We have not been notified by any governmental authority, or are otherwise aware, of any material non-compliance, liability or claim relating to hazardous toxic substances or petroleum products in connection with any of the residences we currently operate.

ANTI-TAKEOVER PROVISIONS. Our Restated Certificate of Incorporation authorizes the issuance of 5,000,000 shares of preferred stock and 100,000,000 shares of Common Stock. Subject to the rules of the American Stock Exchange ("AMEX") upon which our Common Stock is listed, our Board of Directors have the power to issue any or all of the authorized and unissued shares without stockholder approval, and the preferred shares can be issued with rights, preferences and limitations as may be determined by our Board. The rights of the holders of our Common Stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. We are obligated to issue additional shares of Common Stock or, in certain cases, preferred stock, upon the exercise of conversion or other rights under various outstanding warrants, convertible debentures and convertible preferred stock described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Authorized and unissued preferred stock and common stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could delay, discourage, hinder or preclude an unsolicited acquisition of the Company, could make it less likely that stockholders receive a premium for their shares as a result of any attempt and could adversely affect the market price of and the voting and other rights of the holders of outstanding shares of Common Stock. As a Delaware corporation, we are subject to
Section 203 of the Delaware General Corporation Law (the "DGCL") which, in general, prevents an "interested stockholder" (defined generally as a person owning 15% or more of the corporation's outstanding voting stock) from engaging in a "business combination" (as defined in Section 203) for three years following the date a person became an interested stockholder unless specific conditions are satisfied. In addition, the indenture relating to our approximately $112.0 million aggregate principal amount outstanding 5.25% Convertible Subordinated Debentures provides that, upon a "change of control" (as defined in that indenture), the holders of those debentures would have the right to require us to repurchase those debentures at 101% of their face value.

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

POSSIBLE PRICE VOLATILITY OF THE COMMON STOCK. There has been significant volatility in the market price of the Common Stock and the Company's convertible subordinated debentures, and it is likely that the price of these securities will fluctuate in the future. The Company's current financial condition, the Company's effort to implement its Restructuring Plan, our recent operating results, changes in general conditions in the economy, the financial markets or the health care industry, or other developments affecting the Company or its competitors, could cause the market price of the Common Stock and the Company's convertible subordinated debentures to fluctuate substantially. In addition, in recent years the stock market and, in particular, the health care industry segment, has experienced significant price and volume fluctuations. This volatility has affected the market price of securities issued by many companies for reasons unrelated to their operating performance.

ITEM 2.     PROPERTIES

The table below shows, by state, the number and the associated capacity of the residences that we own, lease, hold equity interest in or manage, on behalf of third parties, as of December 31, 2000.

                              OPERATING RESIDENCES

                       Owned (1)          Leased (2)         Unconsolidated (3)       Managed (4)           Total
                  ------------------  ------------------     ------------------   ------------------  ------------------
  Location          No.        Cap.     No.        Cap.        No.        Cap.      No.        Cap.     No.        Cap.
------------      -------    -------  -------    -------     -------    -------   -------    -------  -------   --------
AZ                   11         624       4         190          1          38       --          --      16         852
CA                    7         624       1         240          2         125       --          --      10         989
CO                    8         444      11         689          1          36       --          --      20       1,169
DE                    1          72      --          --         --          --       --          --       1          72
FL                   29       1,637      25       1,080          7         296        3         176      64       3,189
GA                    5         317      --          --         --          --       --          --       5         317
ID                    1          70       2         158         --          --       --          --       3         228
IN                    6         252      --          --         11         446       --          --      17         698
KS                   17         584       8         265          3         118        1          50      29       1,017
MA                    1          72      --          --         --          --       --          --       1          72
MD                    2          98      --          --          2          82       --          --       4         180
MI                   18         550      12         542         --          --        2         116      32       1,208
MN                   12         396       8         311          1          78       --          --      21         785
NC                    7         340      11         524          1          38       --          --      19         902
ND                   --          --       1          71         --          --       --          --       1          71
NJ                    7         520       2          52          2         130       --          --      11         702
NV                    2         108       3         208         --          --       --          --       5         316
NY                   18       1,032       1          80         --          --       --          --      19       1,112
OH                    6         304      16         658          4         147        3         171      29       1,280
OK                   --          --      26         906          2          74       --          --      28         980
OR                    2         164       8         594          3         156       --          --      13         914
PA                   13         595       1          48          1          52        1          60      16         755
SC                    4         162       9         372          2          82       --          --      15         616
TN                    2          90       2          86          6         250       --          --      10         426
TX                    2          95      24         921          1          36        4         236      31       1,288
VA                    1          56      --          --          1          40       --          --       2          96
WA                    3         156       4         388          3         164       --          --      10         708
WI                   18         453      21         564          1          80        2          16      42       1,113
                  -------    -------  -------    -------     -------    -------   -------    -------  -------   --------
  TOTAL             203       9,815     200       8,947         55       2,468       16         825     474      22,055
                  =======    =======  =======    =======     =======    =======   =======    =======  =======   ========

(1) Owned residences are those that are wholly or majority owned by us, including those leased under synthetic leases.
(2)  Leased residences are those that we operate and lease from a third party.
(3) Unconsolidated residences are those residences managed by us, but operated by an entity in which we own a minority equity interest.
(4) Managed residences are those residences that we manage under management arrangements but in which we do not possess an ownership interest or posses a de minimus ownership position. We have an option to purchase or lease thirteen of these residences.

Of our 474 operating residences, 79% are five years old or less and 95% are ten years old or less.

At December 31, 2000, we were in various stages of constructing 18 residences. Set forth below is information with respect to residences in construction on December 31, 2000.

                          RESIDENCES UNDER CONSTRUCTION

                                    Under Construction
                                  -----------------------
                    Location      Residences    Capacity
                    --------      ----------   ----------
                    CA                3           216
                    CT                1            52
                    DE                1            52
                    FL                2           172
                    IN                1            38
                    KY                2            78
                    NJ                2            74
                    NY                1            52
                    NC                2            74
                    TN                1            36
                    TX                1            52
                    WI                1            78
                                 ----------   ----------
                      TOTAL          18           974
                                 ==========   ==========

The residences under construction may be owned directly by joint venture entities in which we own varying percentages of equity interests. See "Business
- Joint Ventures and Strategic Alliances."

"Construction" means that construction activities have commenced
(groundbreaking) and are ongoing.

ITEM 3.     LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of our business. Neither we nor any of our subsidiaries is a party to any legal proceeding, the outcome of which, individually or in the aggregate, is expected to have a material adverse affect on our financial condition or results of operations, with the possible exception of the following matters.

On August 22, 2000, Manor Care, Inc. ("Manor Care") and Manor Care of America, Inc. filed a complaint against the Company in state court in Ohio seeking to collect on a note executed by the Company in the principal amount of $3.0 million in connection with the Company's development joint venture with Manor Care. The Company has filed a motion to dismiss or stay the action in favor of arbitration of the dispute. A hearing on this motion has been scheduled in April 2001. The Company intends to vigorously defend against the claims alleged by Manor Care in this complaint.

On October 20, 2000, Manor Care filed a complaint against the Company in the Delaware state superior court with respect to two purchase agreements entered into on December 31, 1998 between the Company, Manor Care and a number of Manor Care's subsidiaries and affiliates. One of these agreements related to the purchase by the Company of a number of assisted living residences then owned and operated by Manor Care and its subsidiaries, and the second agreement related to the purchase by the Company of a number of assisted living residences then under construction by Manor Care and its subsidiaries. Manor Care has alleged that the Company was unable to close the purchases within the time required by the agreements and that the Company allegedly fraudulently induced Manor Care to delay the closings. Manor Care is seeking damages for this alleged fraud in the amount of approximately $3.7 million. In addition, Manor Care has alleged that the Company owes Manor Care $259,000 arising out of post-closing prorations. The Company has filed a motion to dismiss Manor Care's complaint, and intends to vigorously defend against the claims alleged by Manor Care in this complaint.

In addition, the Company is pursuing (or intends to pursue) various claims and counterclaims against Manor Care and its affiliates arising out of the Company's business dealings with Manor Care. Manor Care and its affiliates are likewise also pursuing other claims and counterclaims against Alterra and its affiliates arising out of its business dealings with Alterra.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2000.

                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
            MATTERS

Our Common Stock is listed and traded on the American Stock Exchange (AMEX) under the symbol "ALI." The Common Stock has been listed on the AMEX since August 6, 1996, the date of our initial public offering. The number of holders of record of the Common Stock as of March 24, 2001, was approximately 7,600.

The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported on AMEX.

                                                   HIGH        LOW
                                                 --------    --------
             2000:
                First Quarter............         $8.250      $4.000
                Second Quarter...........          4.000       1.688
                Third Quarter............          2.500       1.938
                Fourth Quarter...........          3.188       0.875

             1999:
                First Quarter............        $33.563     $17.000
                Second Quarter...........         23.500      10.438
                Third Quarter............         13.688       8.188
                Fourth Quarter...........          8.938       5.750

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

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated historical financial data presented below for each of the five years ended December 31, 2000 has been derived from our audited consolidated financial statements appearing elsewhere in this report. The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included in this report (in thousands, except per share data).

                                                                                YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------------------------------
                                                          2000            1999            1998            1997            1996
                                                        ---------       ---------       ---------       ---------       ---------
STATEMENTS OF OPERATIONS DATA:
Revenue:
  Operating revenue ................................    $ 466,495       $ 376,181       $ 244,423       $ 130,744       $  55,637
                                                        ---------       ---------       ---------       ---------       ---------
Operating expenses:
  Residence operations .............................      313,514         224,213         147,931          81,558          35,977
  Lease expense ....................................       82,352          69,375          44,174          25,524           9,035
  Lease income .....................................     (28,222)        (25,507)         (4,915)             --              --
  General and administrative .......................       50,360          44,898          23,200          22,168          11,143
  Loss on disposal .................................       22,515              --              --              --              --
  Depreciation and amortization ....................       36,210          21,178          19,730           9,271           4,223
  Non-recurring charge .............................        4,232          47,280              --           4,656             976
                                                        ---------       ---------       ---------       ---------       ---------
    Total operating expenses .......................      480,961         381,437         230,120         143,177          61,354
                                                        ---------       ---------       ---------       ---------       ---------
Operating (loss) income ............................      (14,466)         (5,256)         14,303         (12,433)         (5,717)
Other (expense) income:
  Interest expense, net ............................      (62,628)        (32,259)         (9,431)         (3,809)         (3,231)
  Amortization of financing costs ..................       (8,595)         (3,679)         (1,593)           (123)             --
  Convertible debt paid in kind interest ("PIK")....      (12,483)             --              --              --              --
  Equity in losses of
    unconsolidated affiliates ......................      (14,762)         (1,442)            (31)           (226)            (52)
  Other, net .......................................           --             (20)           (170)           (112)            (31)
  Minority interest in losses of
     consolidated subsidiaries .....................        1,264           4,018          20,610           8,440              76
                                                        ---------       ---------       ---------       ---------       ---------
     Total other (expense) income, net .............      (97,204)        (33,382)          9,385           4,170          (3,238)
                                                        ---------       ---------       ---------       ---------       ---------
(Loss) income before income taxes,
  extraordinary item and cumulative
  effect ...........................................     (111,670)        (38,638)         23,688          (8,263)         (8,955)
                                                        ---------       ---------       ---------       ---------       ---------
Income tax benefit (expense) .......................      (14,672)         14,669          (3,136)             --             159
                                                        ---------       ---------       ---------       ---------       ---------
 (Loss) income before extraordinary
  item and cumulative effect of a
  change in accounting principle ...................     (126,342)        (23,969)         20,552          (8,263)         (8,796)
Extraordinary item - gain from
  early retirement of financing agreements ..........        8,536              --              --              --              --
Cumulative effect of a change in
  accounting principle .............................           --          (3,837)             --              --              --
                                                        ---------       ---------       ---------       ---------       ---------
     Net (loss) income .............................    $(117,806)      $ (27,806)      $  20,552       $  (8,263)      $  (8,796)
                                                        =========       =========       =========       =========       =========

Basic (loss) income per common share:
 (Loss) income before extraordinary
   item (1), and a change in
   accounting principle ............................    $   (5.71)      $   (1.09)      $    0.94       $   (0.44)      $   (0.57)
  Extraordinary item (1) ...........................         0.39              --              --              --              --
  Change in accounting  principle ..................           --           (0.17)             --              --              --
                                                        ---------       ---------       ---------       ---------       ---------
Basic (loss) income per common
  share (1) ........................................    $   (5.33)      $   (1.26)      $    0.94       $   (0.44)      $   (0.57)
                                                        =========       =========       =========       =========       =========
Diluted (loss)  income per common
  share:
  (Loss) income before
   extraordinary item (1), and a
   change in accounting principle ..................    $   (5.71)      $   (1.09)      $    0.92       $   (0.44)      $   (0.57)
  Extraordinary item (1) ...........................         0.39              --              --              --              --
  Change in accounting principle ...................           --           (0.17)             --              --              --
                                                        ---------       ---------       ---------       ---------       ---------
Diluted (loss)  income per common
  share (1) ........................................    $   (5.33)      $   (1.26)      $    0.92       $   (0.44)      $   (0.57)
                                                        =========       =========       =========       =========       =========

Weighted average common shares
  outstanding (1):
  Basic ............................................       22,108          22,088          21,905          18,651          15,429
                                                        =========       =========       =========       =========       =========
  Diluted ..........................................       22,108          22,088          24,145          18,651          15,429
                                                        =========       =========       =========       =========       =========

(1) Basic and diluted share amounts are the same for 1996-1997 and 1999-2000 since potentially issuable shares related to stock options and convertible debt would have an anti-dilutive effect.

                                  2000              1999             1998             1997             1996
                               -----------       -----------      -----------      -----------      -----------
BALANCE SHEET DATA:
Cash and cash equivalents ...  $    23,688       $    18,728      $    40,621      $    79,838      $    39,455
Short-term investments ......           --                --               --           90,000               --
Working capital .............     (129,226)            5,452           28,305          129,528           20,532
Total assets ................    1,227,765         1,061,397          777,810          553,552          204,353
Long-term obligations .......      803,848           791,672          515,584          318,069           68,625
Stockholders' equity ........  $    32,859       $   150,643      $   177,112      $   143,897      $    91,064

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a national assisted living company operating assisted living residences and providing assisted living services in 28 states. Our growth in recent years has had a significant impact on our results of operations and is an important factor in explaining the changes in our results between 2000 and 1999. As of December 31, 2000 and 1999, we operated or managed 474 and 450 residences with aggregate capacity of approximately 22,100 and 20,700 and residents, respectively. We, together with other parties who have purchased interests in some of our development residences, were also constructing 18 additional residences with additional capacity for 974 residents as of December 31, 2000. During 2000, we generated operating revenue of $466.5 million and realized an operating loss of $14.5 million and a pretax loss of $79.8 million prior to non-recurring charges, extraordinary item, and a loss on disposal.

In light of our current liquidity situation, we are seeking to implement a Restructuring Plan that contemplates the disposition of a significant portion of our residences and the restructuring of our senior indebtedness, leases (both operating and synthetic), convertible debentures, joint venture arrangements and equity capitalization. The pending Restructuring Plan, and recent developments impacting our liquidity and operating results, are summarized under the caption "Business - Recent Developments," which is incorporated in this Item 7 by this reference.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

Residence Service Fees. Residence service fees for year ended December 31, 2000 were $452.9 million representing an increase of $103.1 million, or 29.5%, from the $349.8 million for the comparable 1999 period. Substantially all of this increase resulted from occupancy growth at certain of our recently opened residences and the addition of newly constructed residences, residences we acquired and a portfolio wide growth in occupancy. We operated or managed 474 and 450 residences at December 31, 2000 and 1999, respectively.

Other Revenues. Other revenues for the year ended December 31, 2000 were $13.6 million, a decrease of $12.8 million over the $26.4 million of other revenue for the year ended December 31, 1999. The decrease is attributable to reduced development activity which resulted in lower development fees and management fees on residences which were either managed for third parties or for entities in which we held a minority ownership position. In addition, during the second quarter of 2000, we purchased 49 residences which we previously either managed for third parties or for entities in which we held minority ownership positions. Management fees include charges for transitional services to recruit and train staff, initial and recurring fees for use of our name and branding, initial and recurring fees for use of our methodologies, services for assisting with finance processing, and ongoing management services provided to operate the residence.

Residence Operating Expenses. Residence operating expenses for the year ended December 31, 2000 increased to $313.5 million from $224.2 million in the year ended December 31, 1999 due to the increased number of residences operated during the 2000 period. Operating expenses as a percentage of resident service fees for the year ended December 31, 2000 and 1999 were 69.2% and 64.1%, respectively. This percentage increase resulted primarily from increases in labor and employee benefit related costs due to increased competition for personnel and increases in liability insurance costs which resulted from the most recent liability insurance policy renewal on July 1, 2000. The increase in marginal expenses was also impacted by a slower lease-up of residences in some areas of the country.

Lease Expense. Lease expense for the year ended December 31, 2000 was $82.4 million, compared to $69.4 million in the comparable period in 1999. Such increase was primarily attributable to the incurrence of a full year of lease expense in 2000 related to leases entered into in 1999.

Lease Income. We earned $28.2 million of lease income for year ended December 31, 2000, compared to $25.5 million for the comparable period in 1999, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences, and thereby offset our costs associated with obtaining and maintaining financing for such residences.

General and Administrative Expense. For the year ended December 31, 2000, general and administrative expenses were $45.3 million prior to $5.1 million of non-recurring expenses, compared to $42.6 million before a $2.3 million write-off for failed acquisitions, corporate downsizing, and corporate office relocation costs for the comparable 1999 period, representing a decrease to 9.7% of operating revenue in 2000 from 11.3% in 1999. The $5.1 million of non-recurring expenses consist of $3.3 million related to employee severance costs and the termination of several internal software development and systems projects associated with our corporate downsizing, and a $1.8 million bad debt expense related to a management fee note which was deemed to be uncollectible due to the acquisition of the related residences in the second quarter.

Loss on Disposal. During the year ended December 31, 2000, the Company's Board of Directors adopted a plan to dispose of 67 residences with aggregate capacity of 2,377 residents and 33 parcels of land. In accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," we recorded a loss on disposal on 31 of the 67 residences where we estimated net sales proceeds using undiscounted cashflows, net of disposal costs, are less than the book value by $22.2 million net of subsequent gains.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2000 was $36.2 million, representing an increase of $15.0 million, or 70.9%, from the $21.2 million of depreciation and amortization for the comparable 1999 period. This increase resulted primarily from depreciation of fixed assets on the larger number of new residences that were owned by us during the year ended December 31, 2000, versus the comparable period in 1999. In addition, we acquired 19 residences with a capacity for 944 residents in December 1999 and January 2000 which were previously leased by us from a healthcare REIT and have therefore incurred depreciation on these assets.

Non recurring charge. A non recurring charge of $4.2 million was recorded in the fourth quarter of 2000 relating to severance of various general and administrative positions of $1.1 million, the termination of a management contract of $2.0 million and the discontinuance of our pharmacy joint venture of $1.1 million, representing a decrease of $43.1 million, compared to a non recurring charge of $47.3 million in 1999 to exit development activities.

Interest Expense, Net. Interest expense, net of interest income, was $61.2 million for the year ended December 31, 2000, prior to $1.4 million of bank amendment fees compared to $32.3 million of net interest expense for 1999. Gross interest expense (before interest capitalization and interest income) for the 2000 period was $71.1 million prior to the amendment fees paid compared to $47.6 million for the 1999 period, an increase of $23.4 million. This increase is primarily attributable to an increase in the amount of mortgage financing used in 2000 as compared to 1999. The 2000 period also includes fees paid related to amending bank agreements. We capitalized $4.0 million of interest expense in the 2000 period compared to $10.3 million in the 1999 period. This decrease in capitalized interest is a result of our decision to reduce development and construction activity in 2000. Our average construction in progress balance was $65.1 million during the twelve months ended December 31, 2000, compared to $117.8 million in the 1999 period. Interest income for the 2000 period was $5.9 million as compared to $5.1 million for the 1999 period. This increase was due to interest on additional restricted cash balances in place in 2000 related primarily to lease financing transactions.

Amortization of Financing Costs. Amortization of financing costs for the year ended December 31, 2000 was $8.6 million, representing an increase of $4.9 million from the $3.7 million of amortized financing costs for the comparable 1999 period. This increase resulted primarily from amortization of financing costs on the larger number of residences that were owned by us during the year ended December 31, 2000, versus the comparable period in 1999. In addition, we completed the Equity Transaction totaling $203.0 million in 2000 and have begun to amortize the $15.2 million of related costs.

PIK Interest, Net. PIK interest for the year ended December 31, 2000 includes $12.5 million of interest expense on the various PIK debentures which were issued in May and August 2000. We had no similar PIK interest expense for the 1999 period.

Equity in Losses of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the twelve months ended December 31, 2000, was $14.8 million, representing an increase of $13.4 million from $1.4 million of losses for the comparable 1999 period. In the fourth quarter of 1999, we began reducing our reliance on joint venture arrangements. As such, our joint venture partners have not made substantial capital contributions to a number of joint ventures for several quarters. Therefore, we have absorbed the losses of those unconsolidated joint ventures in excess of capital contributed by the joint venture partner. The increase in equity in losses of unconsolidated affiliates was also impacted by a slower lease-up of residences which are held in unconsolidated joint ventures..

Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the year ended December 31, 2000 was $1.3 million, representing a decrease of $2.7 million from $4.0 million for the comparable period in 1999. The decrease was primarily attributable to the maturity in the residences that were owned by us in consolidated joint venture arrangements during the 2000 period. Throughout 2000, we had an average of 23 residences held in consolidated joint venture relationships compared to an average of 19 residences in consolidated joint venture relationships during the year ended December 31, 1999.

Extraordinary Item. During the year ended December 31, 2000, we recorded a gain on the early extinguishment of debt of $8.5 million (net of tax) relating to our retirement of $41.4 million of convertible debt related to the Equity Transaction. EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," requires recognition of a gain or loss by the debtor for early extinguishment of debt.

Cumulative Effect of Change in Accounting Principle. During the first quarter of 1999 we incurred a cumulative effect of a change in accounting principle of $3.8 million relating to the adoption of Statement of Position 98-5, which requires that costs of start-up activities and organization costs be expensed as incurred.

Income Taxes. For the period ended December 31, 2000, we recorded a current state income tax provision of $573,000 and a deferred tax provision of $14.1 million resulting in a total income tax provision of $14.7 million before the effect of the extraordinary item. The income tax expense for the period ended December 31, 2000 reflects the treatment of PIK interest as non-deductible interest. We do not currently anticipate that the interest expense which we will incur in the future related to the PIK debentures will be deductible for income tax purposes. During the period ended December 31, 1999, we recorded a current income tax benefit of $345,000 and recognized a $14.4 million deferred asset resulting in a current income tax benefit of $14.7 million before the cumulative effect of the change in accounting principle of $3.8 million.

As of December 31, 2000, our deferred tax asset was reduced to zero. In accordance with Statement of Financial Accounting Standards No. 109, we are required to continuously evaluate the recoverability of deferred tax assets based on the criteria that it is "more likely than not" that the deferred taxes will be recoverable through future taxable income. This evaluation is made based on our internal projections which are routinely updated to reflect more recent operating trends. Based on our current financial projections, we are uncertain that we will recover these net deferred tax assets through future taxable income. In addition, the utilization of the $131.3 million Net Operating Loss "NOL" carryforward could be subject to limitations based on the change of control provisions in the Internal Revenue Code. Accordingly, we have established a valuation allowance against the entire net deferred tax assets.

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

General and Administrative Expense. General and administrative expenses for the year ended December 31, 1999 were $42.6 million prior to a write-off of $2.3 million for failed acquisitions, corporate downsizing, and corporate office relocation costs compared to $23.2 million for 1998, representing an increase as a percentage of operating revenue to 11.3% in 1999 from 9.5% in 1998. The increase in expenses was primarily attributable to salaries, related payroll taxes and employee benefits for additional corporate personnel retained to support our growth and to support the increased number of unconsolidated residences we manage.

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

Non-recurring charge. We recorded a non-recurring charge of $47.3 million in the fourth quarter of 1999 as a result of the decision to exit development activities. The charge consists of the write-off of $28.4 million in costs already incurred on development projects that will not be completed and the establishment of $8.6 million in reserves for costs related to exiting these activities. In addition, the charge includes a $3.3 million reserve for employee costs and lease obligations associated with closing down our construction subsidiary and related activities at the national office. The Company also established a $7.0 million reserve related to a development joint venture with Manor Care, Inc

Interest Expense, Net. Interest expense, net of interest income, was $33.2 million for the year ended December 31, 1999 prior to a $2.7 million write-off of deferred financing commitment fees, compared to $11.0 million for 1998. Gross interest expense (before interest capitalization and interest income) for the 1999 period was $48.6 million prior to the commitment fee write-off, compared to $29.8 million for 1998, an increase of $18.8 million. This increase is primarily attributable to an increase in the amount of mortgage financing used in 1999 as compared to 1998. We capitalized $10.3 million of interest expense in 1999 compared to $13.8 million in 1998. This decrease is a result of our decision to reduce development and construction activity in 1999. We opened 67 newly constructed residences during the year ended December 31, 1999 compared to 116 newly constructed residences in 1998. Interest income for 1999 was $5.1 million as compared to $5.0 million for 1998.

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

Cumulative Effect of Change in Accounting Principle. During the first quarter of 1999, we incurred a cumulative effect of a change in accounting principle of $3.8 million relating to the adoption of Statement of Position 98-5, which requires that costs of start-up activities and organization costs be expensed as incurred.

Net Income. As a result of the foregoing, net income prior to the previously mentioned one time write-offs of $3.5 million ($5.6 million pre tax), the non-recurring charge of $29.3 million ($47.3 million pre tax) and the cumulative effect of a change in accounting principle of $3.8 million (net of tax), was $8.8 million compared to net income of $20.6 million for 1998.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, we had $23.7 million in unrestricted cash and cash equivalents and a $129.2 million working capital deficit compared to unrestricted cash and cash equivalents of $18.7 million and working capital of $5.4 million at December 31, 1999.

For the year ended December 31, 2000 the operating cash flow deficit was $28.6 million compared to cash flow from operations of $5.4 million for the year ended December 31, 1999.

During 2000 we obtained approximately $127.4 million of new conventional debt financing. Approximately $30.0 million of this financing was used to repay bridge financing and $30.0 million was used to repurchase 19 residences from a REIT lessor. The remaining conventional financing was used to fund construction of our remaining unopened residences.

On May 31, 2000, we completed the first closing of the Equity Transaction pursuant to which we issued $173.0 million of convertible debentures and convertible preferred shares to investors. The securities issued include: (i) $168.0 million of Series A, Series B and Series C convertible debentures with an original conversion price of $4.00 per share and a 9.75% semi-annual PIK coupon and a seven year maturity; and (ii) $5.0 million of Series A convertible preferred shares with an original conversion price of $4.00 per share and a 9.75% semi-annual cumulative PIK dividend and a mandatory redemption in seven years. The Series A and Series C debentures and Series A preferred shares are convertible at any time at the respective holder's option into shares of common stock of the Company. The Series B debentures are convertible at any time at the respective holder's option into non-voting Series B preferred shares having rights (other than voting rights) substantially similar to the Company's common stock. As a result of our issuance of a stock purchase warrant in connection with bridge financing we obtained in March 2001, the conversion price for these securities has been reduced from $4.00 to $3.36 per share pursuant to the anti-dilution provisions of these securities. The Company may call the debentures and the Series A preferred shares at any time after May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. On August 10, 2000, we issued an additional $29.9 million of Series B debentures resulting in an aggregate transaction amount of $203.0 million. With the payment of the first PIK coupon and dividend as of January 1, 2001, we now have $208.6 million of convertible PIK debentures and $5.0 million of Series A convertible preferred shares outstanding.

We used the proceeds from this transaction, net of $15.2 million in transaction costs, to (i) repay $48.3 million of bridge loans previously funded by an affiliated group who participated as investors in the Equity Transaction, (ii) retire outstanding convertible debt with a book basis of $41.4 million in exchange for $26.9 million in new Series C convertible debentures, (iii) acquire equity interests in 14 residences (618 resident capacity) previously managed by the Company for $21.0 million, (iv) acquire a 60% ownership interest in the operations of 26 residences (2,159 resident capacity) for $14.7 million, (v) repay $5.0 million of short-term borrowings under a bank line-of-credit, and
(vi) provide funds for working capital and other corporate purposes, including funding construction of our remaining unopened residences.

Historically, we financed our operations and growth through a combination of various forms of real estate financing (mortgage, synthetic lease and sale/leaseback financing), capital contributions from joint venture partners and the sale of our securities (common stock, preferred stock and convertible debentures) and, to a lesser extent, cash from operations. At December 31, 2000, we had $1.1 billion of outstanding debt principally consisting of $395.9 million of convertible debentures having a weighted average interest rate of 7.93%, $120.5 million of fixed rate debt having a weighted average interest rate of 7.69%, capitalized lease obligations of $63.4 million having a weighted average interest rate of 9.59%, $533.3 million of variable rate debt having a weighted average interest rate of 9.41% and short-term borrowings of approximately $9.7 million. Through December 31, 2000, we have also entered into approximately $893.7 million of sale/leaseback and synthetic lease financings. In addition, we have guaranteed an aggregate of $57.0 million of indebtedness of joint venture and other off-balance sheet third-party entities.

As of December 31, 2000, our current portion of long-term debt and short-term notes payable totaled $323.7 million. These current maturities include $171.1 million of debt and lease obligations that are in default. In addition, our long-term debt instruments include maturities of $25.7 million in the first quarter of 2001. We, together with Manor Care, Inc., have also guaranteed $57.0 million of indebtedness of a joint venture arrangement that will mature in the second quarter of 2001. In

2002, our scheduled debt maturities include $214.0 million of secured debt and our 5.25% convertible subordinated debentures, which have an outstanding balance of $112.0 million at December 31, 2000 and mature in December 2002.

As of January 1, 2001, we have the following series of redeemable preferred stock and convertible subordinated debentures outstanding:


     - $5.0 million aggregate principal amount of 9.75% Series A cumulative convertible preferred shares due May 31, 2007. The holders of these convertible preferred shares are entitled to cumulative pay-in-kind
          (PIK) dividends at the rate of 9.75% per annum, payable semi-annually in the form of additional shares of Series A preferred stock on January 1 and July 1 of each year commencing on January 1, 2001. The conversion price is $3.36 per share. The Series A preferred stock is redeemable at our option commencing on May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the convertible preferred shares may convert at any time into shares of common stock of the Company on a one to one basis.

     - $42.5 million aggregate principal amount of 9.75% Series A convertible debentures due May 31, 2007 (the "Series A Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series B debentures on January 1 and July 1 of each year commencing on January 1, 2001. The conversion price is $3.36 per share. The convertible debentures are redeemable at our option commencing on May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the convertible debentures may convert at any time into shares of common stock of the Company.

     - $121.0 million aggregate principal amount of 9.75% Series B convertible debentures due May 31, 2007 (the "Series B Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series B debentures on January 1 and July 1 of each year, commencing with January 1, 2001. The conversion price is $336.00 per share. The convertible debentures are redeemable at our option commencing on May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the convertible debentures may convert at any time into non-voting Series B preferred shares, each share of which has rights (other than voting rights) substantially similar to 100 shares of common stock of the Company.

     - $45.1 million aggregate principal amount of 9.75% Series C convertible debentures due May 31, 2007 (the "Series C Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series C debentures on January 1 and July 1 of each year, commencing with January 1, 2001. The conversion price is $3.36 per share. The convertible debentures are redeemable at our option commencing on May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the convertible debentures may convert at any time into shares of common stock of the Company.

     - $112.0 million aggregate principal amount of 5.25% convertible subordinated debentures due December 15, 2002 (the "5.25% Debentures"). These convertible debentures bear interest at 5.25% per annum payable semi-annually on June 15 and December 15 of each year. The conversion price is $28.75, which is equivalent to a conversion ratio of 34.8 shares of common stock per $1,000 in principal amount of the convertible debentures. The convertible debentures are redeemable at our option at specified premiums. The holders of the convertible debentures may require us to repurchase the convertible debentures at 101% of face value upon a change of control, as defined in the convertible debenture;

     - $40.4 million aggregate principal amount of 7.00% convertible subordinated debentures due June 1, 2004 (the "7.00% Debentures"). These convertible debentures bear interest at 7.00% per annum payable semi-annually on June 1 and December 1 of each year. The conversion price is $20.25, which is equivalent to a conversion ratio of 49.4 shares of common stock per $1,000 in principal amount of the convertible debentures. The convertible debentures are redeemable at our option at specified premiums; and

     - $34.9 million aggregate principal amount 6.75% convertible subordinated debentures due June 30, 2006 (the "6.75% Debentures"). These convertible debentures bear interest at 6.75% per annum payable semi-annually on June 30 and December 30 of each year. The conversion price is $20.38, which is equivalent to a conversion ratio of 49.3 shares of common stock per $1,000 principal amount of the convertible debentures. The convertible debentures are redeemable at our option at specified premiums.

The outstanding 5.25% Debentures, 7.00% Debentures and 6.75% Debentures (collectively, the "Original Debentures") are subordinated to all other indebtedness of the Company, and the Series A Debentures, the Series B Debentures and the Series C Debentures (collectively, the "PIK Debentures," and together with the Original Debentures, the "Subordinated

Debentures") are subordinated to all indebtedness of the Company other than the Original Debentures. As a result of several notices of default received by the Company with respect to other indebtedness that, by its terms, may be accelerated by the applicable lenders, neither we nor the applicable indenture trustees for the Subordinated Debentures are permitted by the subordination provisions of the indentures governing the respective Subordinated Debentures to make any payment or distribution on account of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures). In the event that the Company is dissolved, liquidated or reorganized, all amounts due in payment of the Company's other indebtedness must be paid or provided for before any payment may be made on account of the Subordinated Debentures. Accordingly, unless and until we are able to restructure our debt and lease obligations and resolve all these pending defaults, we will not be permitted to make any interest or other payments to the holders of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures).

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

We are obligated under our existing joint venture arrangements to purchase the equity interests of our joint venture partners at fair market value upon the election of our partners (the "Put"). We may also exercise options to purchases these same joint venture interests either at uncapped fair market value in the case of certain joint venture arrangements (the "FMV Call") or at an agreed upon return on investment in the case of other arrangements (the "Formula Call"). For joint ventures with the FMV Call, we estimate that the amount required as of December 31, 2000 to acquire these joint venture interests would have been approximately $12.0 million. We do not anticipate that we will purchase or be required to purchase the interests in these partnerships with FMV Calls during the next 12 months. With respect to joint ventures which include Formula Calls, we estimate that the call price as of December 31, 2000 would have totaled approximately $50.0 million. However, we believe that the fair market value of these residences, in the aggregate, should the Put be exercised, is substantially less. The majority of the residences held in joint venture arrangements are currently in the lease-up process. Related to our Restructuring Plan, we are negotiating with certain of our joint venture partners to purchase or acquire their joint venture interests at terms different from the existing agreements. During the fourth quarter of 2000, we completed the acquisition of all of the remaining joint venture interests (representing approximately 40% of the equity interests) not previously acquired by us in the Equity Transaction in partnerships operating 26 of our residences.

Our operations and remaining construction activity will require significant additional capital resources in the future in order to fund: (i) our costs associated with completing construction of 18 assisted living and Alzheimer's care residences; (ii) our purchase from the third party joint venture partners of minority and majority equity interests in assisted living residences operated by us; (iii) our ongoing debt service obligations, including maturities of our long-term debt and refinancing of short term debt; and (iv) our obligation to finance the operations of third party development partners. We are also subject to contingent liabilities associated with certain pending litigation (see Item 3 of Part I of this Report). Additionally, growth in residence operating cash flow has been slower than projected as a result of (i) increased operating costs, including labor, utilities and liability insurance and, (ii) to a lesser extent, slower fill rates in our pre-stabilized residences and reduction in occupancy levels in certain of our stabilized residences. As a result of on-going operating losses and these upcoming capital needs, we expect that our projected cash needs during 2001 and 2002 will exceed our projected identified cash resources. To satisfy these cash shortfalls to preserve the integrity of our operations, we are pursuing a Restructuring Plan which seeks to, among other things, dispose of a significant number of our residences which operate with cash shortfalls and defer some of our debt service obligations until those disposition and restructuring transactions can occur (See "Business-Recent Developments").

In an effort to retain sufficient cash to fund operations of all our residences and address our short-term liquidity needs, in March 2001 we obtained a $7.5 million bridge loan provided by certain of our principal stock and convertible debenture holders (the "Bridge Loan") and elected not to fund certain of our debt service and lease payment obligations. As a result, we are currently in default under many of our credit and sale/leaseback facilities.

The $7.5 million Bridge Loan has a six-month term, is secured by first mortgages on several residences and bears interest at an escalating interest rate, commencing at 10% per annum. At our option, the Bridge Loan may be extended by an additional six months whereupon the Bridge Loan will become convertible into convertible subordinated debentures of the Company having rights and terms substantially similar to our Series B 9.75% pay-in-kind convertible debentures, but having a conversion price equal to $75 per share of Series B preferred stock (a common stock equivalent price of $0.75 per share) or, if during the original six month term of the Bridge Loan we have sold any shares of common stock or Series B preferred stock at a higher price per share, such higher price per share. The bridge lenders also are entitled to participate in any transaction involving the issuance by the Company of equity or equity-linked securities during the term of the Bridge Loan.

As an inducement to make the Bridge Loan, we issued the bridge lenders stock purchase warrants to purchase an aggregate of 60,000 shares of a newly designated class of our preferred stock having rights and terms substantially similar to our Series B Non-Voting Participating Preferred Stock issuable upon conversion of our Series B debentures. Like our Series B Preferred Stock, each share of the new preferred stock has rights, other than voting rights, substantially similar to 100 shares of common stock of the Company. Accordingly, 60,000 shares of the new preferred stock represent 6 million common stock equivalent shares. The five-year warrants are exercisable at a price of $75 per share for 20,000 shares of the new preferred stock, $100 per share for 20,000 shares of the new preferred stock and $125 per share for 20,000 shares of the new preferred stock. Pursuant to the anti-dilution provisions operative in the $213.8 million of outstanding 9.75 % convertible pay-in-kind debentures and preferred stock that we originally issued in May and August 2000, upon the issuance of these warrants the conversion price for these debentures and preferred shares decreased from $4.00 to $3.36 per share of common stock.

We elected not to fund certain of our debt service and lease payment obligations due in March 2001. Specifically, without the consent or waiver of the applicable lendor or lessor, we failed to pay March 2001 debt service to lenders who hold mortgages on 35 residences (1,645 resident capacity) and we failed to make rental payments under operating or synthetic lease arrangements to lessors who hold title to 51 residences (3,321 resident capacity). We have received written notices of default from most of these lenders or lessors, one lessor has terminated leases for 11 residences (504_resident capacity) and other lenders have elected to apply deposits and reserve funds of ours held by such lenders against the past due payments as well as activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders as permitted under such lenders' loan documents. We expect that other notices of default will be forthcoming and that absent an agreed upon resolution, other lenders may also begin exercising remedies under their loan documents and realization upon collateral. At the present time, however, we are not aware that any foreclosure actions have commenced against any of our owned residences. We further anticipate that we will not make April 2001 payments to many of such lenders or lessors and such non-payment may continue in certain instances until the Asset Disposition has been completed.

In addition, we did not fund the March 2001 lease payment on the synthetic lease for our headquarters. The lessor has declared a lease default, both the lessor and the lessor's mortgagee have demanded that we purchase the headquarters for the full lease balance, and the lessor has realized on deposits held as security for payment of the lease balance. We presently are discussing short term financing with the landlord's mortgagee for the remaining $14 million lease balance.

We sought forbearance agreements from certain of our lenders and lessors with respect to March 2001 debt service and lease payments, but did not have written agreements in place with most of our lenders and lessors at the time these payments were due, nor do we expect such agreements to be in place with respect to most of our debt service and lease payments due in April 2001. As we did not make loan and lease payments to these lenders and lessors in March 2001, we are now in default with respect to these obligations. Management believes that, despite the pendency of these defaults, during the near term the majority of these lenders and lessors will continue to participate in restructuring discussions with us. No assurances may be given, however, that this will be the case. As our principal credit, lease and other financing facilities are cross defaulted to a material default occurring under other credit, lease or financing facilities, a payment default under one such facility could result in our being in default under many other such facilities, which could adversely affect our ability to restructure without reorganization proceedings.

To address our long-term liquidity and capital needs, including our upcoming debt maturities, we intend to (i) develop a Restructuring Plan with our lenders, lessors, convertible debenture holders and joint venture partners, (ii) continue to implement operating initiatives focused on overall rate and occupancy improvement and overhead reductions, (iii) dispose of under-performing and non-strategic residences in order to reduce associated financing costs, operating expenses and to generate cash, and (iv) seek to identify additional equity or equity-linked capital.

We have retained Silverman Consulting and Cohen & Steers Capital Advisors to help develop and implement our Restructuring Plan. A summary description of our Restructuring Plan is included under the caption "Business - Recent Developments," and is incorporated in this section by this reference. While we are attempting to negotiate the terms of a restructuring of our principal obligations with our lenders, lessors, holders of Subordinated Debentures and joint venture partners outside of a reorganization proceeding under the Bankruptcy Code, it may be necessary for us to seek to reorganize pursuant to the provisions of Chapter 11 of the Bankruptcy Code if we conclude that we need to avail ourselves of the substantive and procedural provisions of a court supervised reorganization.

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

We performed a sensitivity analysis which presents the hypothetical change in fair value of those financial instruments held by us at December 31, 2000 which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair value of the debt included in the analysis is $533.3 million. Although not expected, a one-percentage point change in the interest rates would have caused our annual interest expense to change by approximately $5.3 million. Accordingly, a significant increase in London Inter Bank Offered Rate ("LIBOR") could have a material adverse effect on our earnings.

Although a majority of the debt and lease payment obligations we have as of or during the twelve months ended December 31, 2000, are not subject to floating interest rates, indebtedness that we may incur in the future may bear interest at a floating rate. Debt and annual operating lease payment obligations will continue to increase significantly as we complete our pending construction activity.

We do not presently use financial derivative instruments to manage our interest costs. We do not use foreign currency exchange rate forward contracts or commodity contracts and do not have foreign currency exposure as of December 31, 2000.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES:

     Independent Auditors' Report......................................     31

     Consolidated Balance Sheets as of December 31, 2000 and 1999......     32

     Consolidated Statements of Operations for Years Ended December
       31, 2000, 1999 and 1998.........................................     33

     Consolidated Statements of Changes in Stockholders' Equity for
     Years Ended December 31,
       2000, 1999 and 1998.............................................     34

     Consolidated Statements of Cash Flows for Years Ended December
     31, 2000, 1999 and 1998...........................................     35

     Notes to Consolidated Financial Statements........................   36-54

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Alterra Healthcare Corporation:

We have audited the accompanying consolidated balance sheets of Alterra Healthcare Corporation and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on the results of our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and was in violation of certain debt covenants and cross covenants as of December 31, 2000. As a result of the covenant violations and cross covenant violations, the Company is in default on the related debt. Additionally, the Company did not make certain scheduled loan principal and lease payments due in March of 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, in 1999 the Company changed its method of accounting for the cost of start-up activities.

KPMG LLP


Chicago, Illinois
March 23, 2001

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                        2000              1999
                                                                    -----------       -----------
                           ASSETS
Current assets:
   Cash and cash equivalents .....................................  $    23,688       $    18,728
   Accounts receivable, net ......................................       11,782             7,150
   Notes receivable, net .........................................        4,963            32,530
   Assets held for sale ..........................................      154,775             9,501
   Other current assets ..........................................       56,832            41,320
                                                                    -----------       -----------
     Total current assets ........................................      252,040           109,229
                                                                    -----------       -----------
Property and equipment, net ......................................      891,880           863,163
Restricted cash and investments ..................................       21,507            28,325
Goodwill, net ....................................................       10,276             5,106
Other assets .....................................................       52,062            55,574
                                                                    -----------       -----------
     Total assets ................................................  $ 1,227,765       $ 1,061,397
                                                                    ===========       ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term obligations .................  $   214,890       $     9,945
   Current debt maturities on assets held for sale ...............       98,828                --
   Short-term notes payable ......................................        9,986            29,009
   Accounts payable - trade ......................................       10,805            11,036
   Accounts payable - construction ...............................        1,049             6,616
   Accrued expenses ..............................................       42,778            37,972
   Deferred rent and refundable deposits .........................        2,930             9,199
                                                                    -----------       -----------
           Total current liabilities .............................      381,266           103,777
                                                                    -----------       -----------
Long-term obligations, less current installments .................      403,036           563,072
Convertible debt .................................................      395,914           228,600
Deferred gain on sale and other ..................................        5,286            11,592
Minority interest ................................................        4,506             3,713
Redeemable preferred stock .......................................        4,898                --
Stockholders' equity:
   Preferred stock, 2,500,000 shares authorized;
     1,250,000 designated at December 31, 2000, none
     of which are outstanding ....................................           --                --
   Common stock, $.01 par value; 100,000,000 shares authorized;
     of which 22,111,671 and 22,109,810 were issued and
     outstanding, respectively, on December 31, 2000 and
     22,111,671 shares of which 22,100,032 were outstanding
     on December 31, 1999 ........................................          221               221
   Treasury stock, $.01 par value; 11,639 shares in
   2000 and 1999..................................................         (163)             (163)
   Additional paid-in capital ....................................      179,384           179,362
   Accumulated deficit ...........................................     (146,583)          (28,777)
                                                                    -----------       -----------
     Total stockholders' equity ..................................       32,859           150,643
                                                                    -----------       -----------
     Total liabilities and stockholders' equity ..................  $ 1,227,765       $ 1,061,397
                                                                    ===========       ===========

          See accompanying notes to consolidated financial statements.

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   2000            1999            1998
                                                                ---------       ---------       ---------
Revenue:
   Resident service fees .....................................  $ 452,880       $ 349,770       $ 235,909
   Other .....................................................     13,615          26,411           8,514
                                                                ---------       ---------       ---------
Operating revenue ............................................    466,495         376,181         244,423

Operating expenses (income):
   Residence operations ......................................    313,514         224,213         147,931
   Lease expense .............................................     82,352          69,375          44,174
   Lease income ..............................................    (28,222)        (25,507)         (4,915)
   General and administrative ................................     50,360          44,898          23,200
   Loss on disposal ..........................................     22,515              --              --
   Depreciation and amortization .............................     36,210          21,178          19,730
   Non-recurring charge ......................................      4,232          47,280              --
                                                                ---------       ---------       ---------
     Total operating expenses ................................    480,961         381,437         230,120
                                                                ---------       ---------       ---------
Operating (loss) income ......................................    (14,466)         (5,256)         14,303

Other (expense) income:
   Interest expense, net .....................................    (62,628)        (32,259)         (9,431)
   Amortization of financing costs ...........................     (8,595)         (3,679)         (1,593)
   Convertible debt paid in kind ("PIK") interest ............    (12,483)             --              --
   Equity in losses of unconsolidated affiliates .............    (14,762)         (1,442)            (31)
   Other expense .............................................         --             (20)           (170)
   Minority interest in losses of consolidated subsidiaries ..      1,264           4,018          20,610
                                                                ---------       ---------       ---------
     Total other (expense) income, net .......................    (97,204)        (33,382)          9,385
                                                                ---------       ---------       ---------

(Loss) income before income taxes, extraordinary
  gain and the cumulative effect of a change in
  accounting principle .......................................   (111,670)        (38,638)         23,688

Income tax (expense) benefit .................................    (14,672)         14,669          (3,136)

(Loss) income before extraordinary gain and cumulative effect
     of a change in accounting principle .....................   (126,342)        (23,969)         20,552
                                                                ---------       ---------       ---------

Extraordinary gain on early extinguishment of debt
     (net of $5,232 tax expense) .............................      8,536              --              --

Cumulative effect of change in accounting principle
     (net of $2,509 tax benefit) .............................         --          (3,837)             --

Net (loss) income ............................................  $(117,806)      $ (27,806)      $  20,552
                                                                =========       =========       =========

Basic (loss) income per  common share:
   (Loss) income before extraordinary  item, and a change
      in accounting  principle ...............................  $   (5.71)      $   (1.09)      $    0.94
   Extraordinary item ........................................       0.39              --              --
   Change in accounting principle ............................         --           (0.17)             --
                                                                ---------       ---------       ---------
   Basic (loss) income per common share ......................  $   (5.33)      $   (1.26)      $    0.94
                                                                =========       =========       =========

Diluted  (loss) income per share:
   (Loss) income before extraordinary item, and
   a change in accounting  principle .........................  $   (5.71)      $   (1.09)      $    0.92
   Extraordinary item ........................................       0.39              --              --

   Change in accounting principle ............................         --           (0.17)             --
                                                                ---------       ---------       ---------
   Diluted (loss) income per common share ....................  $   (5.33)      $   (1.26)      $    0.92
                                                                =========       =========       =========

Weighted average common shares outstanding:
   Basic .....................................................     22,108          22,088          21,905
                                                                =========       =========       =========
   Diluted ...................................................     22,108          22,088          24,145
                                                                =========       =========       =========

          See accompanying notes to consolidated financial statements.

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                    COMMON STOCK,
                                                    TREASURY STOCK
                                                    AND ADDITIONAL
                                                    PAID-IN CAPITAL
                                               -------------------------
                                                 SHARES                      ACCUMULATED
                                               OUTSTANDING      AMOUNTS        DEFICIT          TOTAL
                                               -----------     ---------     -----------      ---------
BALANCES AT DECEMBER 31, 1997 ...............      21,391      $ 165,420      $ (21,523)      $ 143,897
                                               -----------     ---------     -----------      ---------

Proceeds from issuance of common stock.......         427          9,331             --           9,331
Shares issued - options exercised ...........         201          3,332             --           3,332
Net income ..................................          --             --         20,552          20,552
                                               -----------     ---------     -----------      ---------
BALANCES AT DECEMBER 31, 1998 ...............      22,019      $ 178,083      $    (971)      $ 177,112
                                               ===========     =========     ===========      =========

Shares issued - options exercised ...........          81          1,337             --           1,337
Net loss ....................................          --             --        (27,806)        (27,806)
                                               -----------     ---------     -----------      ---------
BALANCES AT DECEMBER 31, 1999 ...............      22,100      $ 179,420      $ (28,777)      $ 150,643
                                               ===========     =========     ===========      =========

Shares issued - options exercised ...........          10             22             --              22
Net loss ....................................          --             --       (117,806)       (117,806)
                                               -----------     ---------     -----------      ---------
BALANCES AT DECEMBER 31, 2000 ...............      22,110      $ 179,442      $(146,583)      $  32,859
                                               ===========     =========     ===========      =========

          See accompanying notes to consolidated financial statements.

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)


                                                                             2000           1999           1998
                                                                          ---------      ---------      ---------
Cash flows from operating activities:
  Net (loss) income ....................................................  $(117,806)     $ (27,806)     $  20,552
Adjustment to reconcile net (loss) income  to net cash (used in)
provided by operating activities:
  Depreciation and amortization ........................................     36,210         21,178         19,730
  PIK interest .........................................................     12,483             --             --
  Amortization of deferred financing costs .............................      8,595          3,679          1,593
  Extraordinary gain on extinguishment of debt .........................    (13,768)            --             --
  Loss on disposal .....................................................     22,515             --             --
  Deferred income taxes ................................................     19,904        (16,732)        (6,468)
  Equity in net loss from investments in unconsolidated affiliates .....     14,762          1,442             31
  Minority interest in losses of consolidated subsidiaries .............     (1,264)        (4,018)       (20,610)
  Tax effect of stock options exercised ................................         22            537          1,709
  Increase in net resident receivable ..................................     (4,633)        (3,106)        (2,213)
  Decrease (increase) in pre-opening costs .............................         --          7,856        (11,965)
  Decrease (increase) in income tax receivable .........................      5,438         (5,557)            --
  (Increase) decrease in other current assets . ........................    (12,912)        (7,569)         3,347
  (Decrease) increase in accounts payable ..............................       (231)         1,082          4,077
  Increase (decrease) in accrued expenses and deferred rent ............      8,653         10,011           (729)
  (Decrease) in accrued merger charges .................................         --           (340)        (5,151)
  (Decrease) increase in accrued development reserve costs .............    (11,555)        13,348             --
  Changes in other assets and liabilities, net .........................      4,996         11,353         (8,971)
                                                                          ---------      ---------      ---------
Net cash (used in) provided by operating activities ....................    (28,591)         5,358         (5,068)
                                                                          ---------      ---------      ---------

Cash flows from investing activities:
  Payments for property, equipment and project development costs .......    (86,092)      (181,794)      (372,289)
  Net proceeds from sale of property and equipment .....................      2,217         18,263             --
  Increase in notes receivable, net of  reserve ........................     (9,349)       (21,544)       (10,986)
  Acquisitions of  facilities, net of cash .............................    (20,896)       (21,806)       (49,509)
  Changes in investments in and advances to unconsolidated affiliates...     (4,126)            --         (4,682)
  Purchase of limited partnership interests ......................... ..    (35,742)       (64,355)       (27,053)
  Increase in long-term investments ....................................         --        (23,821)           (69)
  Decrease in short-term investments ...................................         --             --         90,000
                                                                          ---------      ---------      ---------
Net cash used in investing activities ..................................   (153,988)      (295,057)      (374,588)
                                                                          ---------      ---------      ---------

Cash flows from financing activities:
  Repayments of short-term borrowings ..................................    (19,228)        (1,130)       (15,537)
  Repayments of long-term obligations ..................................   (106,980)       (78,258)       (53,089)
  Proceeds from issuance of debt .......................................    127,432        273,049        216,286
  Proceeds from issuance of convertible debt ...........................    197,926             --         18,600
  Payments for financing costs .........................................    (18,427)        (8,550)        (8,932)
  Proceeds from sale/leaseback transactions ............................         --         78,387        145,669
  Issuance of preferred stock,  common stock and other capital
    contributions ......................................................      4,568            797         10,710
  Contributions by minority partners and minority stockholders .........      2,248          3,511         26,732
                                                                          ---------      ---------      ---------
Net cash provided by financing activities ..............................    187,539        267,806        340,439
                                                                          ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents ...................      4,960        (21,893)       (39,217)
                                                                          ---------      ---------      ---------

Cash and cash equivalents:
  Beginning of  year ...................................................     18,728         40,621         79,838
                                                                          =========      =========      =========
  End of  year .........................................................  $  23,688      $  18,728      $  40,621
                                                                          =========      =========      =========

Supplemental disclosure of cash flow information:
  Cash paid for interest, including amounts capitalized ................  $  79,898      $  46,523      $  27,631
  Cash (refunded)  paid  during year for income taxes ..................  $  (4,596)     $   1,424      $   5,219
  Debt assumed .........................................................  $  48,887             --             --

          See accompanying notes to consolidated financial statements.

                 ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


(1)  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  BUSINESS

          Alterra Healthcare Corporation (the "Company") develops, owns, and operates assisted living residences. As of December 31, 2000, the Company operated and managed 474 residences with approximate capacity to accommodate 22,100 residents located throughout the United States.

     (b)  GOING CONCERN

          During the fourth quarter of 1999, the Company began to implement several strategic initiatives designed to strengthen its balance sheet and to enable management to focus on stabilizing and enhancing the Company's core business operations. To implement these strategic initiatives, the Company completed an equity-linked investment transaction of $203 million during the second and third quarters of 2000. At the time of the equity-linked investment, management believed that the net proceeds of that transaction, together with other anticipated financing transactions, would provide sufficient cash resources for the Company to complete its remaining construction activities and to cover operating cash deficits until the Company achieved positive operating cash flow. By early 2001, however, it became clear that the Company's projected cash requirements were in excess of available identified cash resources.

          By February 2001, the Company's overall cash position had declined to a level which management believed to be insufficient to operate the Company. In February 2001 the Company retained financial advisors and special reorganization counsel to assist the Company in evaluating alternatives to restore the financial viability of its business. To conserve cash and protect the financial integrity of its operations, the Company did not make debt service and lease payments of approximately $7 million in March 2001. As a result, the Company is in default under several major loan and lease facilities. Management believes that the Company's operating cash flow has improved or will continue to improve due to overhead reductions that have been implemented and increases in monthly rents that the Company charges to its residents which were effective in the first quarter of 2001. Nevertheless, management believes that the Company's operations will not produce sufficient cash flow to satisfy all of the Company's obligations until the conclusion of restructuring activities, which have commenced.

          The Company is pursuing a restructuring plan (the "Restructuring Plan") that involves the disposition of selected assets and the restructuring of the Company's capital structure, including senior indebtedness, leases (both operating and synthetic), convertible PIK debentures, convertible subordinated debentures, joint venture arrangements and the Company's equity capitalization.

          The Restructuring Plan calls for the disposition of a substantial number of residences (collectively, the "Disposition Assets") that management has determined to be non-strategic. The Company anticipates that it may recognize a significant pre-tax loss related to the sale of the Disposition Assets during 2001. In addition, the Company is discussing a number of alternatives with its lenders and lessors to address any potential cash shortfalls that may result from the dispositions.

          In addition to discussions related to the sale of the Disposition Assets, the Company has commenced discussions with its various lenders and lessors to restructure certain debt and lease obligations. Some of the residence portfolios financed by the Company's lenders or lessors operate at cash flow deficits either before or after associated debt service. The Restructuring Plan calls for these lenders or lessors to defer debt service payments (and in certain cases to fund additional indebtedness to satisfy operating cash flow losses) through the date of the sale of the Disposition Assets. The Restructuring Plan calls for the deferral of all debt maturities and some other currently scheduled principal payments until after 2003. The Restructuring Plan also calls for the Company to negotiate the termination of its debt guaranty, management and other obligations relating to 13 residences that are currently held in a joint venture structure involving Manor Care, Inc. and a third-party equity investor group. None of the Company's lenders, lessors or joint venture partners has yet agreed to these modifications.

          The Restructuring Plan calls for the Company to exchange debt, equity or equity-linked securities for its convertible PIK debentures, convertible subordinated debentures and various joint venture interests in certain of the Company's residences. The Company intends to seek to negotiate exchange transactions with these capital structure constituents that result in a simplified capital structure that reflects the relative value of the debenture or joint venture interests of these third parties.

          Discussions with the Company's various capital structure constituents have only commenced during recent weeks, or in some cases have not commenced at all, and no binding agreements have been reached. As the Company proceeds with these negotiations, it expects that it will make modifications to the Restructuring Plan to address issues that arise. In addition, should the Company's operating results further deteriorate or should any of the Company's several lenders, lessors, convertible debenture holders or joint venture partners take aggressive action which could jeopardize the Company's assets or liquidity, the Company may be forced to pursue a court supervised reorganization.

          The Company has incurred historical net losses and for the year ended December 31, 2000, the Company had a net loss of $117.8 million. In addition, during the year ended 2000 the Company had a negative operating cash flow of $28.6 million, and at year end the Company had a working capital deficit of $129.2 million. Furthermore, at December 31, 2000 the Company was in violation of certain debt covenants. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     (c)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Alterra Healthcare Corporation and its majority-owned subsidiaries. Results of operations of the majority-owned subsidiaries are included from the date of acquisition. All significant inter-company balances and transactions with such subsidiaries have been eliminated in the consolidation. Investments in other affiliated companies in which the Company has a minority ownership position are accounted for on the equity method.

          Included in the consolidated financial statements are the accounts of certain wholly owned subsidiaries that have been formed as "special purpose entities" (SPEs) in accordance with the requirements of certain of the Company's lenders. Mortgage lenders imposing SPE requirements typically require that, in connection with providing mortgage financing with respect to a pool of residences, the residences actually be owned by one or more SPEs, which become the borrower or borrowers under the mortgage financing arrangement. Although lender requirements with respect to such SPEs vary, a SPE may be required to maintain separate corporation records and books of account, not commingle its assets with those of the parent company, have a separate board of directors from the parent company (including at least one individual board member who is independent of the parent company), maintain arm's length relationships with the parent company, not guarantee or become obligated for the debts of any other entity, including the parent company, or hold its credit as being available to satisfy the obligations of others and not pledge its assets for the benefit of any other entity, including the parent company. Given the separate corporate existence of certain of these SPEs and the fact that the assets of each SPE are subject to the prior claims of the individual creditors of the SPE, neither the creditors nor stockholders of the Company (or of any other of its subsidiaries) have any right to the assets of these SPEs except indirectly by virtue of its (or the subsidiary's) equity interest in such SPEs. SPEs included in the consolidated financial statements include ALS Venture I, Inc. (which owns 10 residences, and holds a mortgage on one residence), ALS Venture II, Inc. (which owns 36 residences), AHC Purchaser, Inc. (which owns 18 residences), and AHC Tenant, Inc. (which leases 26 residences).

     (d)  USE OF ESTIMATES

          The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

     (e)  RECENT ACCOUNTING PRONOUNCEMENTS

          In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." FAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures, although it continues most of the provisions of FAS 125 without consideration. The provisions of FAS 140 are effective for periods beginning after December 15, 2000. The Company currently is evaluating the impact, if any, of adopting the provisions of FAS 140.

          In April 1999 the AICPA issued Statement of Position No. 98-5 "Reporting on the Costs of Start-up Activities." This statement provides guidance on the financial reporting of start-up activities and organization costs. It requires that costs of start-up activities and organization costs be expensed when incurred. The Company adopted the statement effective January 1, 1999, and reported the impact as a cumulative effect of a change in accounting principle. As of December 31, 1999, the effect of adoption of this statement resulted in an after tax charge to earnings of approximately $3.8 million, or $0.17 per diluted share.

          In September of 1998 the FASB issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective as of January 1, 2001. This statement, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133, and SAFS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge and other forms of derivative accounting criteria are met. The Company currently does not participate in any hedging activities. However, the Company will assess the impact of this new statement on any future hedging transactions.

     (f)  CASH EQUIVALENTS

          The Company considers all highly liquid investments with original maturities of less than ninety days to be cash equivalents for purposes of the consolidated financial statements.

     (g)  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

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

     (h)  LONG-LIVED ASSETS

          Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is computed over the estimated lives of the assets using the straight-line method. Buildings and improvements are depreciated over 20 to 40 years, and furniture, fixtures, and equipment are depreciated over three to seven years. Maintenance and repairs are expensed as incurred. (See Note 4).

          Intangible leasehold interests are the costs of acquiring joint venture interests in the operations of residences which are leased. Depreciation is computed over the remaining lives of the leases.

          Goodwill represents the costs of acquired net assets in excess of their fair market values. Amortization of goodwill is computed using the straight-line method over the expected periods to be benefited, generally 40 years. The Company's management periodically evaluates goodwill for impairment based upon expectations of undiscounted cash flows in relation to the net capital investment in the entity. Accumulated amortization of goodwill was $1.2 million and $.6 million as of December 31, 2000 and 1999, respectively.

     (i)  ASSETS HELD FOR SALE

          Property and equipment held for sale are carried at the lower of cost or estimated fair value less costs to sell.

     (j)  DEFERRED FINANCING COSTS

          Financing costs related to the issuance of debt are capitalized and included in other assets, and are amortized to interest expense using the effective-interest method over the term of the related debt.

     (k)  REVENUE

          Revenue, which is recorded when services are rendered, consists primarily of resident service fees which are reported at net realizable amounts. Other revenue consists of the following components (in thousands):

                                                 2000         1999        1998
                                               --------     --------    --------
              Management fees...............   $ 11,309     $ 22,956    $  5,676
              Franchise fees................      1,878        2,290       1,545
              Development  fees.............        428        1,165       1,293
                                               --------     --------    --------
                Total other revenue.........   $ 13,615     $ 26,411    $  8,514
                                               ========     ========    ========

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

     (l)  INCOME TAXES

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

     (m)  NET (LOSS) INCOME PER COMMON SHARE

          The Company presents both basic and diluted earnings per share, where applicable. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company. Common stock equivalents were anti-dilutive in 2000 and 1999, accordingly, basic and diluted loss per share amounts were the same.

     (n)  RECLASSIFICATIONS

          Certain reclassifications have been made to the 1999 and 1998 financial statements to conform with the 2000 presentation.

(2)      ACQUISITIONS AND JOINT VENTURE ACTIVITY

         The Company completed the following acquisitions during 2000:

         - Fourteen assisted living residences located in several states were purchased in May 2000 for $20.9 million net of acquired cash, and in the purchase the Company assumed $48.9 million in debt and recorded goodwill of $6.2 million.

         The Company completed the following acquisitions during 1999:

         -        An assisted living residence located in Wisconsin in May 1999;

         - A leasehold interest in an assisted living residence located in Washington in October 1999 accounted for as an operating lease;

         - A leasehold interest in an assisted living residence located in California in November 1999 accounted for as a capital lease.

         The Company also consummated a synthetic lease transaction relating to 26 assisted living and Alzheimer's/dementia care residences that were previously owned and operated by Manor Care, Inc. and its affiliates (the "Transaction") in July and September 1999. Pursuant to the Transaction, an affiliate of a commercial bank acquired the 26 residences for an aggregate purchase price of approximately $189.1 million (including closing costs) and simultaneously leased the 26 residences to AHC Tenant, Inc., a wholly-owned subsidiary of the Company. The Company's lease of these 26 residences has a term of ten years, reflects initial rental based on a lease constant of 9.93% and contains an option to purchase the 26 residences at the end of the lease term for a pre-negotiated fixed price. For financial accounting purposes, leases for 17 of the residences have been treated as operating leases and leases for nine residences were treated as capital leases. The Company recorded $53.2 million of property and equipment and $53.2 million of long term obligations upon completion of the transaction related to these capital leases. As part of this Transaction, the Company entered into 26 joint venture arrangements with third party investors which own 99% of each joint venture. The joint ventures subleased the real estate from AHC Tenant, Inc. The Company managed these residences on behalf of the joint ventures. During 2000 the Company purchased the 99% equity interests in these joint ventures from the third party investors for $24.3 million.

         The aggregate purchase price for all 1999 acquisitions and synthetic lease transaction totaled $198.4 million, $21.8 million of which was paid in cash and the remainder was debt and lease obligations assumed by the Company. All 1999 acquisitions have been accounted for using the purchase method.

         The Company entered into the following significant joint ventures during 1999:

         Manor Care, Inc. and the Company established a joint venture to develop up to $500 million of Alterra-branded Alzheimer's/dementia care and assisted living residences in Manor Care's core markets over the next three to five years. The Company began joint development under this arrangement in the second quarter of 1999 with plans to continue joint development activities over a three- to five-year period. As of December 31, 1999, 43 residences were contributed to this development joint venture; 13 of these residences were open as of December 31, 1999 with the remainder in various states of construction. The Company has a 5% ownership interest in this joint venture and certain call option rights and put option obligations with respect to the equity interests held by joint venture partners. The joint venture had $200 million of debt financing commitments from a bank syndicate available, of which $50.7 million was outstanding at December 31, 1999, primarily relating to the 13 residences open at December 31, 1999. This debt is guaranteed by both Manor Care Inc. and the Company. The Company had $24.7 million in notes receivable outstanding as of December 31, 1999 relating primarily to construction costs on the 23 residences contributed by the Company not open as of December 31, 1999. This receivable was to be satisfied through the funding of the in-place bank financing.

         On March 30, 2000, the Company and Manor Care, Inc. agreed to amend the original $200 million financing commitment and lower the commitment to $60 million. As a result, the Company established reserves of $7.0 million against the $24.7 million note receivable as of December 31, 1999. In May 2000, the Company purchased the 95% equity interests in 23 residences previously contributed by the Company to the development joint venture. At the time of purchase, one residence was open and 22 were in various states of construction. In connection with the Company's global reduction in development activity, the Company elected to terminate construction on 14 of these residences and complete the remaining nine; five of which remain under construction at December 31, 2000 and four or which are operating. Manor Care also acquired the 95% equity interests in a total of seven residences previously contributed by Manor Care to the development joint venture in May and October, 2000, leaving 13 residences in joint ventures under this arrangement at December 31, 2000, all of which are operating. At December 31, 2000, the Company has $7.5 million in notes receivable outstanding primarily relating to operating deficit advances made to these 13 joint ventures. Aside from these existing residences, there is no intent to develop any further new Alterra-branded Alzheimer's/dementia care and assisted living residences in this joint venture.

(3)      NOTES RECEIVABLE

         Notes receivable represent balances due from 13 joint venture entities. The Company funds working capital on behalf of the joint venture and anticipates payment upon the sale of the property or cash flow generated from the joint venture.

(4)      ASSETS HELD FOR SALE AND OTHER CURRENT ASSETS

         (a)      Assets Held for Sale

                  The Company's Board of Directors adopted a plan to dispose of 67 residences with an aggregate capacity of 2,377 residents and 33 parcels of land during the year ended December 31, 2000. In accordance with the SFAS No.121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") the Company has recorded an impairment loss on its properties to be held for sale whenever their carrying value cannot be fully recovered through the estimated cashflows including net sales proceeds. The amount of the impairment loss to be recognized would be the difference between the residence's carrying value and the residence's estimated fair value. The Company's policy is to consider a residence to be held for sale or disposition when the Company has committed to plan to sell such residence and active marketing activity has commenced or it is expected to commence in the near term. The Company expects to sell these residences and land parcels in the next six to twelve months. Adjustments for impairment loss for such residences (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these residences at the lower of carrying value or estimated fair value less costs to sell. During 2000, the Company recorded an impairment loss on 31 of the 67 residences where the Company estimated cashflows including net sales proceeds using undiscounted cash flows, net of disposal costs, less than book value by $22.2 million net of subsequent gains.

                  There are a number of factors that may affect the timing of a sale and the sale price that will ultimately be achieved for these residences, including, among other things, the following: potential increased competition from any other assisted living residences in the area, the relative attractiveness of assisted living residences for investment purposes, interest rates, the actual operations of the residence, the ability to retain existing residents and attract new residents at the residence and a buyout of joint venture interests. As a result, there is no assurance as to what price will ultimately be obtained upon a sale of these residences or the timing of such a sale.

                  During the year, the results of operations of the consolidated operating residences in the assets held for sale included residence service fees of $35.9 million, residence operation expenses of $26.7 million and a pretax loss of $0.5 million. The Company also recorded a minority interest add-back of $0.2 million and an equity loss of $0.3 million from the unconsolidated residences.

         (b)      Other Current Assets

         Other current assets are comprised of the following at December 31 (in thousands):

                                                            2000            1999
                                                            ----            ----
Restricted cash...................................        $ 27,598        $ 7,191
Supply inventory..................................          12,115          9,502
Prepaid expenses..................................           4,713          2,782
Income tax refund receivable......................             119          5,557
Deferred tax......................................              --          5,708
Other current assets..............................          12,287         10,580
                                                          --------        -------
    Total other current assets....................         $56,832        $41,320
                                                          ========        =======

(5)      PROPERTY AND EQUIPMENT

         A summary of property and equipment at December 31 follows (in thousands):

                                                            2000            1999
                                                            ----            ----
 Land and improvements............................       $ 82,218        $ 70,916
 Buildings and leasehold improvements.............        691,809         619,241
 Intangible leasehold interests...................         52,174          37,026
 Furniture, fixtures, and equipment...............         94,199          84,941
 Construction in progress.........................         41,850          92,741
 Total property and equipment.....................        962,250         904,865
 Less accumulated depreciation....................        (70,370)        (41,702)
                                                         --------        --------
 Property and equipment, net......................       $891,880        $863,163
                                                         ========        ========

         At December 31, 2000, property and equipment includes $63.4 million of buildings and improvements held under capital leases. The related accumulated amortization totaled $2.2 million at December 31, 2000.

         Interest is capitalized in connection with the construction of residences and is amortized over the estimated useful lives of the residences. Interest capitalized in 2000, 1999 and 1998 was approximately $3.9 million, $10.3 million and $13.8 million, respectively.

         During the fourth quarter of 1999, management reviewed development projects not yet in construction and, in light of the competitive environment and tighter capital markets, implemented a plan to exit or defer a substantial portion of these projects. The plan to exit these activities, including writing off costs, reclassification of land to land held for sale and the closing of our construction subsidiary commenced in 1999. The write-off of $28.4 million for costs already incurred on development projects that will not be completed was charged to operations, a reserve of $8.6 million was established for costs related to exiting these activities, a reserve was established for the employee costs and lease obligations associated with closing down our construction subsidiary and related activities at the national office. The Company also established a $7.0 million reserve related to projects currently in a development joint venture with Manor Care, Inc. which is discussed further in Note 2. In addition, the Company recorded other charges as set forth in the following table, including a charge for failed acquisitions, corporate downsizing, office relocation costs, and additional asset write-off due to the relocation of the Company's national headquarters.

         The following is a summary of the non-recurring charge and other one-time charges (in thousands):

                                                                                               1999
                                                                                               ----
                 Non-recurring charge:
                 Exiting construction and development activities...................          $28,400
                 Construction and development costs related to exit................            8,600
                 Employee costs and lease obligations..............................            2,800
                 Other.............................................................              480
                                                                                             -------
                   Restructuring charge............................................          $40,280
                                                                                             -------
                 Reserve related to development joint venture costs ...............            7,000
                                                                                             -------
                   Total non-recurring charge......................................          $47,280
                                                                                             =======
                 Other:
                 Write-off of failed acquisitions, corporate downsizing, and
                       office relocation costs.....................................           $2,300
                 Write-off of deferred financing commitment fees...................            2,700
                 Write-off of assets due to national office relocation.............              600
                                                                                             -------
                                                                                              $5,600
                                                                                             =======

         Other one-time charges of $2.3 million were recorded in general and administrative expenses, $600,000 in depreciation and amortization, and $2.7 million in interest expense in the fourth quarter of 1999.

         The Company did not make any adjustments to the 1999 restructuring liability during 2000, and it has paid all of the anticipated expenses except $1.1 million by December 31, 2000.

         Construction in progress consisted principally of costs related to the construction of assisted living residences with outstanding construction commitments totaling between $10.0 million and $15.0 million and between $65.0 million and $70.0 million at December 31, 2000 and 1999, respectively.

(6)      UNCONSOLIDATED AFFILIATES AND MANAGED RESIDENCES

         The Company manages residences primarily in the start-up or lease-up phases of operations in which it either has no ownership or a minority ownership position, typically less than 10%. Historically, the Company has subsequently elected to purchase or acquire the remaining ownership interest in a majority of these residences, at which point the residences are included in consolidated operating results. As of December 31, 2000, the Company owned minority interests in entities owning or leasing (and also managed) 71 residences and managed four other residences. As of December 31, 1999, the Company owned minority equity interests in entities owning or leasing (and also managed) 87 residences and managed 14 other residences. Included in other assets of the Company's balance sheet are net advances to the affiliates of $1.7 million as of December 31, 2000, and in other liabilities $1.6 million of net advances from the affiliates as of December 31, 1999, respectively.

         The results of operations of these unconsolidated and managed residences for 2000, 1999 and 1998 are as follows (in thousands):

                                                                      2000               1999              1998
                                                                      ----               ----              ----
        Residence service fees ................................    $ 86,147           $ 58,409         $ 20,693
        Residence operation expenses ..........................      76,577             65,374           18,602
                                                                   --------           --------         --------
        Residence profit (loss) ...............................        9,570            (6,965)           2,091
        Management fee expense ................................      11,309             23,919            5,676
        Financing expense .....................................      43,692             31,965           12,433
                                                                   --------           --------         --------
        Loss before tax .......................................    $(45,431)          $(62,848)        $(16,018)
                                                                   ========           ========         ========

         Financing expense on these residences includes $28.2 million and $25.5 million of lease and mortgage expense in 2000 and 1999, respectively, which represents lease income to the Company from these residences. The Company retains ownership in the underlying assets and then leases the assets to the unconsolidated and managed affiliates.

         Included in the results above are partial year results for four residences managed and full year results for two residences managed pursuant to an agreement with an affiliate under which the Company provides payroll processing and financial statement preparation services for a partnership that is 50% owned by a director and a stockholder. Under the terms of this agreement, the Company charged an annual fee of $5,834 in 2000 and $10,000 in 1999 for provision of such management services. As of January 31, 2001, this management agreement has been terminated.

(7)      RESTRICTED CASH AND INVESTMENTS

         Restricted cash and investments consist of certificates of deposit restricted as collateral for lease arrangements and debt service reserves with interest rates ranging from 4.8% to 6.8% and maturities ranging from 1.5 years to nine years.

(8)      OTHER ASSETS

         Other assets are comprised of the following at December 31 (in thousands):

                                                                2000         1999
                                                                ----         ----
                   Deferred financing costs, net........      $ 35,286     $ 23,242
                   Lease security deposits..............        10,630        9,663
                   Deferred tax.........................            --       12,645
                   Deposits and other...................         6,146       10,024
                                                              --------     --------
                       Total other assets...............      $ 52,062     $ 55,574
                                                              ========     ========

(9) LONG-TERM DEBT, CAPITAL LEASES, REDEEMABLE PREFERRED STOCK, AND FINANCING OBLIGATIONS

         Long-term debt, capital leases, and financing obligations consist of the following at December 31 (in thousands):

                                                                                              2000            1999
                                                                                              ----            ----
         5.25% convertible subordinated debentures due December 15, 2002,
         callable by the Company on or after December 31, 2000.............                 $112,043         $143,750

         7.00% convertible subordinated debentures due June 1, 2004,
         callable by the Company on or after June 15, 2000.................                   40,355           50,000

         6.75% convertible subordinated debentures due June 30, 2006,
         callable by the Company on or after July 15, 2000.................                   34,850           34,850

         9.75% Series A convertible debentures due May 31, 2007, callable
         by the Company on or after May 31, 2003...........................                   42,500               --

         9.75% Series B convertible debentures due May 31, 2007, callable
         by the Company on or after May 31, 2003...........................                  121,019               --

         9.75% Series C convertible debentures due May 31, 2007, callable
         by the Company on or after May 31, 2003...........................                   45,147               --
                                                                                            --------         --------
                 Total convertible debt....................................                 $395,914         $228,600
                                                                                            --------         --------
         Mortgages payable, due from 2000 through 2022; weighted average
         interest rates of  8.04%.....................................                      $538,677         $471,319

         Capital lease obligation payable through 2009;  weighted average
         interest rate of 9.93%............................................                       --           53,079

         Capital lease obligation payable through 2004; weighted average
         interest rate of 10.00%...........................................                   10,682           14,299

         Serial and term revenue bonds maturing serially from 2000 through
         2013; interest rates ranging from 4.00% to 9.50%..................                    6,290            4,320

         Bridge loan financing at 8.00% interest...........................                       --           30,000
         Capital lease obligations and mortgage payable in cross- defaults.                  161,106               --
                                                                                           ---------         --------
               Total long-term obligations.................................                1,112,668          801,617
         Less current installments.........................................                  313,718            9,945
                                                                                           ---------         --------
                 Total long-term obligations, less current installments....                 $798,950         $791,672
                                                                                           =========         ========

         As of December 31, 2000, the Company was in violation of its fixed charge covenant with several of its credit facilities. In addition, in order to conserve its liquidity, the Company did not make certain March 2001 debt service and lease payments. As the Company's principal credit, lease and other financing facilities are cross-defaulted to a material default occurring under other credit, lease or financing facilities, a payment default by the Company under one such facility may result in the Company being in default under other such facilities. Obligations in the amount of $171.1 million are currently classified as current liabilities because the applicable lenders have the right to accelerate their loans due to the existence of a pending default.

         The mortgages payable are secured through security agreements and guarantees by the Company. In addition, certain security agreements require the Company to maintain collateral and debt reserve funds. These funds, which are recorded as restricted cash and long-term investments, consist of certificates of deposit and restricted cash required to be maintained from 2000 through 2009.

         At December 31, 2000, the Company has outstanding $3.4 million of mortgage notes payable that were assumed in conjunction with non-cash acquisition activities in 1999.

         In December 1999, the Company entered into a bridge loan arrangement with an affiliated group (the "Bridge Lender") in connection with the Company's repurchase of 19 Alterra residences then leased from a health care

         REIT (the "REIT Residences"). Pursuant to this arrangement, the
         Company borrowed $14.0 million (the "Tranche A Loan") for working capital purposes and $30.0 million (Tranche B Loan") as bridge financing for its initial purchase of seven REIT Residences in December 1999. The Tranche A Loan had a term of up to 12 months and bore interest at an initial annual rate of 8% for the first three months, 9% for the next three months and increasing thereafter by 0.5% per month. The Tranche A Loan was secured by mortgages on certain land and a stock pledge of a subsidiary corporation (the "Holding Subsidiary") formed to serve as the holding company for the subsidiary formed to acquire the REIT Residences. The Tranche B Loan had a term of up to six months, bore interest at an annual rate of 10% for the first three months and at a rate escalating by 0.5% per month thereafter. The Tranche B Loan was secured by mortgages on the seven REIT Residences acquired with the proceeds from the Tranche B Loan.

         In February 2000, the Company acquired the remaining 12 REIT Residences. In connection therewith, the Company obtained $60.0 million of mortgage financing from one of its bank lenders, and utilized $30.0 million of the proceeds to purchase the 12 REIT Residences and $30.0 million to repay the Tranche B Loan. The Tranche A Loan was repaid in conjunction with the 2000 Equity-Linked Transaction described below.

         On May 31, 2000, the Company completed a financing transaction in which it issued $173.0 million of convertible debentures and convertible preferred shares to several investors, including affiliates of the Company. The securities issued were initially convertible at $4.00 per share, bear a 9.75% semi-annual payment-in-kind ("PIK") coupon or dividend and have a seven year maturity. The Company may call the securities at any time after three years if the trading price of the Company's common stock averages at least $8.00 for the preceding 30 trading days. This initial closing contemplated that the Company had the option to issue up to an additional $29.9 million of these debentures within 180 days following the May 31, 2000 closing. The Company recorded a gain on the early extinguishment of debt of $8.5 million related to its retirement of $41.4 million of convertible debt in the initial closing. On August 10, 2000, the Company exercised its option to issue the additional $29.9 million of securities, thereby increasing the overall financing transaction to a total of $203.0 million (the May 31, 2000 and August 10, 2000 closings are referred to together as the "2000 Equity-Linked Transaction"). The securities issued in this transaction include the following:

         Series A Stock. 1,250,000 shares of the Series A Stock were sold for the stated value, $4.00 per share, representing aggregate proceeds of $5 million. The holders of the Series A Stock are entitled to cumulative PIK dividends at the rate of 9.75% of the stated value, payable semiannually on January 1st and July 1st of each year commencing on January 1, 2001. If at any time the Company's common stock is not listed or admitted to trading on a national exchange, the dividend rate increases to 12.25%. The Series A Stock ranks senior to the Company's common stock with respect to dividend rights and rights on liquidation, winding up or dissolution. Specifically, no dividend or distribution may be made to the holders of the common stock, and no common stock may be repurchased or redeemed by the Company, unless all accrued and unpaid dividends on shares of Series A Stock have been paid. The Series A Stock is entitled to receive, in the event of liquidation of the Company, an amount in cash equal to the stated value of the Series A Stock for each share outstanding, plus an amount in cash equal to the accrued but unpaid dividends thereon to the date of liquidation, before any payment may be made to the holders of the common stock. The Series A Stock is redeemable at the Company's option commencing on May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The then outstanding shares of Series A Stock must be redeemed by the Company at stated value, plus all accrued but unpaid dividends, upon the earlier of (i) May 31, 2007 or (ii) the date of redemption by the Company of the Series A and B convertible pay-in-kind debentures. The holders of the convertible preferred shares may convert at any time into shares of common stock of the Company, on a one-to-one basis. The holders of the Series A Stock are entitled to vote on all matters voted on by the holders of common stock, other than the election of directors. However, the holders of the Series A Stock are also entitled to elect, as a class, four of nine members of the Company's Board of Directors.

         The Series A Debentures. The $42.5 million original aggregate principal amount of 9.75% Series A convertible pay-in-kind debentures due May 31, 2007 bear PIK interest at 9.75% per annum payable semi-annually in the form of additional Series B debentures on January 1 and July 1 of each year, commencing on January 1, 2001. The Series A convertible debentures are redeemable at the Company's option commencing on May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series convertible debentures may convert at any time into shares of common stock of the Company, at the initial conversion price of $4.00 per share.

         Series B Debentures. The $112.6 million original aggregate principal amount of 9.75% Series B convertible pay-in-kind debentures due May 31, 2007 bear PIK interest at 9.75% per annum payable semi-annually in the form of additional Series B debentures on January 1 and July 1 of each year, commencing January 1, 2001. The Series B convertible debentures are redeemable at the Company's option commencing on May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series B convertible debentures may convert at any time, at an initial conversion price of $400.00 per share, into non-voting Series B preferred shares, each share of which has rights (other than voting rights) substantially similar to 100 shares of common stock of the Company.

         Series C Debentures. The $42.8 million original aggregate principal amount of 9.75% Series C convertible pay-in-kind debentures due May 31, 2007 bear PIK interest at 9.75% per annum payable semi-annually in the form of additional Series C debentures on January 1 and July 1 of each year, commencing on January 1, 2001. The Series C convertible debentures are redeemable at the Company's option commencing on May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series C convertible debentures may convert at any time into shares of the common stock of the Company, at the initial conversion price of $4.00 per share.

         Principal payments, pursuant to original payment terms, on long-term debt, capital leases, and financing obligations for the next five years and thereafter are as follows (in thousands):

                 2001.............................................................                  $313,718
                 2002.............................................................                   213,966
                 2003.............................................................                   112,554
                 2004.............................................................                    53,876
                 2005.............................................................                    54,649
                 Thereafter.......................................................                   363,905
                                                                                                  ----------
                 Total long-term debt, capital leases, and financing obligations..                $1,112,668
                                                                                                  ==========

        Also see Note 18 - Subsequent Events.

(10)     SHORT-TERM NOTES PAYABLE

         As of December 31, 2000, short-term notes payable consist of a $9.9 million line of credit bearing interest at the then current prime rate.

         As of December 31, 1999, short-term notes payable consist of a $15.0 million unsecured line of credit bearing interest at the then current prime rate and a $14.0 Tranche A Loan obtained from the Bridge Lender.

(11)    ACCRUED EXPENSES

         Accrued expenses are comprised of the following at December 31 (in thousands):

                                                                                              2000          1999
                                                                                              ----          ----
                 Accrued salaries and wages..................................               $11,608       $ 6,016
                 Accrued interest............................................                 6,604         3,036
                 Accrued property taxes......................................                 6,593         3,131
                 Accrued vacation............................................                 5,599         4,671
                 Accrued charges related to exiting development activity.....                 1,147        13,348
                 Other.......................................................                11,227         7,770
                                                                                            -------       -------
                     Total accrued expenses..................................               $42,778       $37,972
                                                                                            =======       =======

         During the fourth quarter of 2000, management implemented operating initiatives focused on overall rate and occupancy improvement and overhead reductions. As a consequence of this decision, the Company recorded one time nonrecurring, pretax charges of $4.2 million. This included $1.1 million of severance of various general and administrative positions, $1.1 million to discontinue our pharmacy joint venture, and $2.0 million to terminate a management agreement. The Company has already paid $2.6 million of these expenses at December 31, 2000.

         See Note 5 - Property and Equipment with respect to the 1999 development charge.

(12)       STOCKHOLDERS' EQUITY

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

           At December 31, 2000, 1,607,554 shares were available for grant under the 1995 Plan. The per share weighted-average fair value of stock options granted during 2000 and 1999 were $3.83 and $12.63 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumption: expected dividend yield 0.0%, risk-free interest rate of 5.0%, expected volatility of 50% for 2000 grants and 63% for 1999 grants and an expected life of seven years.

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

           For financial reporting purposes, the Company applies the intrinsic value method of APB Opinion No. 25 in accounting for stock options and, accordingly, compensation cost has been recognized only for stock options granted below fair market value. Had the Company determined compensation cost based on the fair value method prescribed by SFAS No. 123 for stock options granted in 2000, 1999 and 1998, its net (loss) income and net (loss) income per share would have been increased (decreased) to the pro forma amounts indicated below, (in thousands, except per share data):

                                         NET (LOSS) INCOME                                       NET (LOSS) INCOME
                                                                                                      PER SHARE
           --------------------------------------------------------------------        -----------------------------------------
                                     2000              1999               1998          2000            1999                1998
           ------------------     ----------         ---------          -------        -------         -------             -----
           As reported.......     $(117,806)         $(27,806)          $20,552        $(5.33)         $(1.26)             $0.92
           Pro forma.........     $(117,953)         $(27,857)          $18,821        $(5.34)         $(1.26)             $0.78

           Stock option activity during the periods indicated is as follows:

                                                                                         WTD.-AVG.
                                                                    NUMBER OF            EXERCISE
                                                                     SHARES               PRICE
                                                                    ---------             ------

           BALANCE AT DECEMBER 31, 1998                             1,837,626             $14.45
                Granted...........................                     20,100              18.75
                Exercised.........................                    (81,574)              9.66
                Forfeited.........................                  (180,114)              19.24
                                                                    ---------             ------
           BALANCE AT DECEMBER 31, 1999                             1,596,038             $14.20
                Granted...........................                    121,656               5.69
                Exercised.........................                     (9,778)              0.09
                Forfeited.........................                   (742,729)             14.06
                                                                    ---------             ------
           BALANCE AT DECEMBER 31, 2000                               965,187             $12.65
                                                                    =========             ======

           Stock options outstanding at December 31, 2000 are as follows:

                                                         AVERAGE
                  RANGE OF            NUMBER            REMAINING         WTD.-AVG.          NUMBER           WTD.-AVG.
                  EXERCISE          OUTSTANDING        CONTRACTUAL        EXERCISE         EXERCISABLE         EXERCISE
                   PRICES            12/31/00              LIFE             PRICE          AT 12/31/00          PRICE
           ---------------------    -----------      ----------------     ---------        -----------        ---------
           $  0.00 -  0.09                1,229            5.0              $ 0.09             1,229            $ 0.09
           $  0.10 -  8.69              408,888            6.2                5.85           287,232              5.92
           $  8.70 - 11.12               65,175            7.0               11.02            65,175             11.02
           $11.13  - 17.94              124,470            6.5               14.92           122,394             14.87
           $17.95  - 20.81              323,840            8.0               18.74           170,291             18.74
           $20.82  - 29.56               41,585            7.3               28.30            24,117             27.99
                                    -----------      ----------------     ---------        -----------        ---------
                     Total              965,187            6.7              $12.65           670,438            $12.09
                                    ===========      ================     =========        ===========        =========

(14)       INCOME TAXES

           The components of the provision for income taxes for the years ended December 31 are as follows (in thousands):

                                                               2000               1999               1998
                                                              -------           --------            -------
           Income tax expense (benefit):
                Current:
                     Federal...................                 $ --              $(410)           $ 8,577
                     State.....................                  573                  65             1,027
                                                              -------           --------            -------
                Total current..................                  573               (345)             9,604

                Deferred:
                     Federal...................                12,797            (12,831)           (5,795)
                     State.....................                 1,302             (1,493)             (673)
                                                              -------           --------            -------
                 Total deferred................                14,099            (14,324)           (6,468)
                                                              -------           --------            -------
                 Total.........................               $14,672           $(14,669)           $ 3,136
                                                              =======           ========            =======

           Deferred tax assets and liabilities consist of the following at December 31 (in thousands):

                                                                   2000            1999
                                                                 --------        --------
           Deferred tax assets:
                Net operating loss carryforwards .........       $ 51,227        $ 10,686
                Development write-off ....................          6,503          11,637
                Deferred gain sale/leaseback .............          2,550           2,825
                Building reserve .........................          8,830              --
                Accrued expenses .........................          3,669           3,129
                Investment in consolidated affiliates ....          1,076           1,076
                Other ....................................            729             449
                                                                 --------        --------
           Total deferred tax assets .....................         74,584          29,802
                Less valuation allowance .................        (53,042)             --
                                                                 --------        --------
           Deferred tax assets, net of valuation allowance       $ 21,542        $ 29,802
                                                                 ========        ========

           Deferred tax liabilities:
                Acquisition basis ........................          1,715        $  1,715
                Depreciation .............................         19,827           8,894
                                                                 --------        --------
           Deferred tax liabilities ......................       $ 21,542        $ 10,609
                                                                 ========        ========

           The valuation allowance for deferred tax assets as of December 31, 2000 and 1999 was $53.0 million and $0, respectively. During 2000, a valuation allowance of $53.0 million was established because the Company was uncertain that such deferred tax assets in excess of the applicable reversing deferred tax liabilities would be realized in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

           The effective tax rate on income before income taxes varies from the statutory Federal income tax rate as follows:

                                        2000            1999           1998
                                        ----            ----           ----

           Statutory rate ....           35.0 %         35.0%          35.0%
           State taxes, net ..           4.0%            2.3            4.0
           Valuation allowance          (47.5)            --           (28.7)
           PIK interest ......          (3.9)             --             --
           Other .............          (0.7)            0.7            2.9
                                        ----            ----           ----
                                        (13.1)%         38.0%          13.2%
                                        ====            ====           ====

           The Company has approximately $131.3 million of tax net operating loss carryforwards at December 31, 2000. Any unused net operating loss carryforwards will expire commencing in the year 2007 through 2020. The utilization of net operating loss carryforwards may be further limited as to future use due to the change in control provisions in the Internal Revenue Code. In addition, the Company has alternative minimum tax credit carryforwards of approximately $136,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

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

           The fair value of the Company's convertible debentures is estimated based on quoted market prices. At December 31, 2000, the Company's convertible debentures had a book value of $187.6 million. At December 31, 2000, there is not a meaningful market for these bonds and based on quoted market prices, the fair value of these convertible securities was estimated to be 13-18% of the par value.

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

           The Company is required by certain REITs to obtain a letter of credit as collateral for leased residences. Outstanding letters of credit at December 31, 2000 and 1999 were $3.8 million and $4.6 million, respectively.

           In addition to leased residences, the Company leases certain office space and equipment under noncancelable operating leases from nonaffiliates that expire at various times through 2017. Rental expense on all such operating leases, including residences, for the years ended December 31, 2000, 1999, and 1998 was $82.4 million, $69.4 million and $44.2 million, respectively.

           Future minimum lease payments for the next five years and thereafter under noncancelable leases at December 31, 2000 are as follows (in thousands):

                                                                              CAPITAL          OPERATING
                                                                              -------          ---------
           2001 .....................................................          53,865            85,337
           2002 .....................................................           1,158            87,340
           2003 .....................................................           1,200            89,395
           2004 .....................................................          11,208            91,502
           2005 .....................................................              --            93,657
           Thereafter ...............................................              --           380,542
                                                                              -------          --------
           Total minimum lease payment ..............................         $67,431          $827,773
                                                                                               ========
           Less amount representing interest ........................           3,992
                                                                              --------
           Present value of net minimum capital lease payments ......          63,439
           Less current portion .....................................          52,757
                                                                              --------
           Long-term capital lease obligations ......................         $10,682
                                                                              ========

           As of December 31, 2000, the Company was in violation of its fixed charge covenant with several of its credit facilities. In addition, in order to conserve its liquidity, the Company did not make certain March 2001 debt service and lease payments. As the Company's principal credit, lease and other financing facilities are cross-defaulted to a material default occurring under other credit, lease or financing facilities, a payment default by the Company under one such facility may result in the Company being in default under other such facilities. Obligations in the amount of $52.7 million are currently classified as current liabilities because the applicable lenders have the right to accelerate their loans due to the existence of a pending default.

           The Company has an option under most of its joint venture arrangements to purchase the equity interests of its joint venture partners based upon agreed upon terms and conditions (call option). If the Company elects not to exercise this option, the joint venture partner can require the Company to buy out the joint venture partner's equity interest at the current fair market value (put option). Based on a number of assumptions, including assumptions as to the number of residences to be developed with joint venture partners, the timing of such development, the time at which such options will be exercised, and the fair market value of such residences at the date such options are exercised, the Company estimates that it may require approximately $75 million to $85 million to satisfy these purchase obligations during 2001.


           From time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of its business. Neither the Company nor its subsidiaries is a party to any legal proceeding, the outcome of which, individually or in the aggregate, is expected to have a material adverse affect on the Company's financial condition or results of operations, with the possible exception of the following matters.

           On August 22, 2000, Manor Care, Inc. ("Manor Care") and Manor Care of America, Inc. filed a complaint against the Company in state court in Ohio seeking to collect on a note executed by the Company in the principal amount of $3.0 million in connection with the Company's development joint venture with Manor Care. The Company has filed a motion to dismiss or stay the action in favor of arbitration of the dispute. A hearing on this motion has been scheduled in April 2001. The Company intends to vigorously defend against the claims alleged by Manor Care in this complaint.

           On October 20, 2000, Manor Care filed a complaint against the Company in the Delaware state superior court with respect to two purchase agreements entered into on December 31, 1998 between the Company, Manor Care and a number of Manor Care's subsidiaries and affiliates. One of these agreements related to the purchase by the Company of a number of assisted living residences then owned and operated by Manor Care and its subsidiaries, and the second agreement related to the purchase by the Company of a number of assisted living residences then under construction by Manor Care and its subsidiaries. Manor Care has alleged that the Company was unable to close the purchases within the time required by the agreements and that the Company allegedly fraudulently induced Manor Care to delay the closings. Manor Care is seeking damages for this alleged fraud in the amount of approximately $3.7 million. In addition, Manor Care has alleged that the Company owes Manor Care $259,000 arising out of post-closing prorations. The Company has filed a motion to dismiss Manor Care's complaint, and intends to vigorously defend against the claims alleged by Manor Care in this complaint.

           In addition, the Company is pursuing (or intends to pursue) various claims and counterclaims against Manor Care and its affiliates arising out of the Company's business dealings with Manor Care. Manor Care and its affiliates are likewise also pursuing other claims and counterclaims against Alterra and its affiliates arising out of its business dealings with Alterra.

(17)       EARNINGS PER COMMON SHARE

           The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                            YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------------
                                                                       2000             1999           1998
                                                                     ---------        --------        -------
           Numerator:
              Numerator for basic earnings per share -- net
                 (loss) income ...............................       $(117,806)       $(27,806)       $20,552
             Convertible debt interest add-back ..............              --              --          1,563
                                                                     ----------       ---------       -------
              Numerator for diluted earnings per share -- net
                 (loss) income ...............................       $(117,806)       $(27,806)       $22,115
                                                                     ==========       =========       =======

           Denominator:
              Denominator for basic earnings per share --
                 weighted average shares .....................          22,108          22,088         21,905
               Effect of dilutive securities--stock options ..              --              --            523
               Effect of dilutive securities--convertible
                 debt ........................................              --              --          1,717
                                                                     ---------        --------        -------
           Denominator for diluted earnings per share --
                 adjusted  weighted-average shares and assumed
                 conversions .................................          22,108          22,088         24,145
                                                                     =========        ========        =======

           Basic (loss) earnings per common share ............       $   (5.33)       $  (1.26)       $  0.94
                                                                     =========        ========        =======

           Diluted (loss) earnings per common share ..........       $   (5.33)       $  (1.26)       $  0.92
                                                                     =========        ========        =======

(18)       SUBSEQUENT EVENTS

           On March 5, 2001, the Company closed on a $7.5 million bridge loan provided by certain of the Company's principal stock and convertible debenture holders. The bridge loan has a six-month term and bears interest at an escalating interest rate, commencing at 10% per annum for the first three months, 11% per annum for the next three months and, if the maturity of the bridge loan is extended, escalating by one-half of one percent for each month thereafter. The bridge loan is secured by first mortgages on two residences in construction, three vacant residences held for disposition and several parcels of raw land. At the Company's option, the six-month term of the loan may be extended by an additional six months whereupon the bridge loan will become convertible into convertible subordinated debentures of the Company having rights and terms substantially similar to the Company's Series B 9-3/4% pay-in-kind convertible debentures, but having a conversion price equal to the greater of (i) $75 per share of Series B preferred stock (a common stock equivalent price of $0.75 per share) and (ii) if during the original six month term of the bridge loan the Company has sold any shares of common stock or Series B preferred stock (or any securities convertible into common stock or Series B preferred stock) in a transaction resulting in gross proceeds of in excess of $5 million, the equivalent price per share of such common stock or Series B preferred stock (or the conversion price thereof, whichever is applicable). Pursuant to the agreements with the bridge lenders, the bridge lenders will be entitled to participate in any transaction involving the issuance by the Company of equity or equity-linked securities during the term of the bridge loan.

           As an inducement to make the bridge loan, the Company issued the bridge lenders warrants to purchase an aggregate of 60,000 shares of a newly designated class of the Company's preferred stock, the Series B-1 Non-Voting Participating Preferred Stock (the "Series B-1 Preferred Stock"), having rights and terms substantially similar to the Company's Series B preferred stock. Like the Series B preferred stock, each share of the Series B-1 Preferred Stock underlying the warrants has rights, other than voting rights, substantially similar to 100 shares of common stock of the Company. The five-year warrants are exercisable at a price of $75 per share for 20,000 shares of the Series B-1 Preferred Stock, $100 per share for 20,000 shares of the Series B-1 Preferred Stock and $125 per share for 20,000 shares of the Series B-1 Preferred Stock.

           Pursuant to the anti-dilution provisions operative in the $213.8 million of outstanding 9-3/4% convertible pay-in-kind debentures and preferred stock originally issued in the 2000 Equity-Linked Transaction, upon the issuance of these warrants the conversion price for these debentures decreased from $4.00 to $3.36 per share of common stock for the Series A and Series C debentures and from $400 to $336 per share of Series B preferred stock for the Series B debentures. In the event the bridge loan becomes convertible or the Company issues equity or equity-linked securities at prices that are below the adjusted conversion prices for the 9-3/4% convertible debentures, the conversion prices will be reduced further pursuant to the anti-dilution provisions of these debentures.

           In March 2001, National Health Investors ("NHI") terminated 11 leases after the Company failed to make its March 2001 rent payment. These 11 residences represent 504 beds. For the year-ended December 31, 2000, these residences generated $12.3 million in revenue, $8.6 million in operating expenses, and $4.0 million in lease expense. The average occupancy at December 31, 2000 related to these 11 residences was 85%. The Company anticipates a write-off on the disposal of these assets of approximately $7 to $10 million.

SUPPLEMENTARY FINANCIAL INFORMATION

                           QUARTERLY FINANCIAL SUMMARY
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                        QUARTER ENDED
                                                   --------------------------------------------------------
                                                   12/31            9/30              6/30             3/31
                                                   -----            ----              ----             ----
                          2000
           --------------------------------
           Operating revenues ............       $ 125,317        $ 122,583        $ 112,039        $ 106,556
           Operating (loss) income .......         (17,284)           2,026           (9,415)          10,207
           Net (loss) income .............         (82,760)         (16,696)         (13,032)          (5,318)
           Basic (loss)income per share ..       $   (3.74)       $   (0.76)       $   (0.59)       $   (0.24)
           Diluted (loss) income per share       $   (3.74)       $   (0.76)       $   (0.59)       $   (0.24)

                          1999
           --------------------------------
           Operating revenues ............       $ 101,259        $ 100,111        $  91,920        $  82,891
           Operating income (loss) .......         (32,325)           9,698            9,681            7,690
           Net income (loss) .............         (39,096)           5,024            4,838            1,428
           Basic income (loss) per share .           (1.81)            0.23             0.22             0.06
           Diluted income (loss) per share       $   (1.81)       $    0.23        $    0.22        $    0.06

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item with respect to the Company's directors and executive officers and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the Alterra Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement").

ITEM 11.   EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference to the 2001 Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item is incorporated by reference to the 2001 Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated by reference to the 2001 Proxy Statement.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.         The following documents are filed as part of the report:

          (a) FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

                                                                                              PAGE
                                                                                             ------
            Independent Auditor's Report ............................................          31
            Consolidated Balance Sheets .............................................          32
            Consolidated Statements of Operations ...................................          33
            Consolidated Statements of Shareholders' Equity..........................          34
            Consolidated Statements of Cash Flows ...................................          35
            Notes to Consolidated Financial Statements ..............................          36-54

          (b) SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES. See Exhibit 11.1 of the Report.

          (c) REPORTS ON FORM 8-K. The Registrant filed no reports with the Securities and Exchange Commission on Form 8-K during the quarter ended December 31, 2000.

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

3.3 Certificate of Amendment to the Restated Certificate of Incorporation, effective August 9, 1996 (incorporated herein by reference to Exhibit 3.2 to the Form S-3).

3.4 Certificate of Amendment to Restated Certificate of Incorporation effective May 26, 1998 (incorporated herein by reference to Exhibit
           3.1 to the Registrant's Form 10-Q for the period ending June 30,
           1998).

3.5 Certificate of Designation of the Series A Junior Participating Preferred Stock, dated December 10, 1998 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A, filed December 17, 1998).

3.6 Certificate of Amendment to Restated Certificate of Incorporation, dated May 19, 1999 (incorporated by reference to Exhibit 3.6 to the Registrant's 10-K for the period ending December 31, 1999).

3.7 Certificate of Ownership Merging Sterling House Corporation into the Registrant effective December 31, 1999 (incorporated by reference to
           Exhibit 3.7 to the Registrant's 10-K for the period ending December 31, 1999). .

3.8 Certificate of Designation of the Series A 9.75% Cumulative Convertible Pay-In-Kind Preferred Stock and the Series B Non-Voting Participating Preferred Stock of the Registrant filed with the Delaware Secretary of State on May 31, 2000 (incorporated by reference to Exhibit 99.4 to the Registrant's Form 8-K filed on June 8, 2000).

3.9 Certificate of Designation of the Series B-1 Non-voting Participating Preferred Stock of the Registrant filed with the Delaware Secretary of State on March 2, 2001 (incorporated by reference to Exhibit 99.4 to the Registrant's Form 8-K filed March 8, 2001).

3.10 Amended and Restated Bylaws of the Registrant dated February 13, 2001 (filed herewith).



4.1        Form of Common Stock Certificate (incorporated by reference to
           Exhibit 4.2 to the Form S-1).

NO.                                 EXHIBIT
                                   DESCRIPTION


4.2 See Articles Four, Six, Seven, Eight, Nine, Ten and Eleven to the Registrant's Restated Certificate of Incorporation referenced at
           Exhibit 3.1 above, the Certificates of Amendment to the Restated Certificate of Incorporation referenced at Exhibits 3.3 and 3.4 above and the Certificates of Designation referenced at Exhibits 3.5, 3.8 and 3.9 above.

4.3 See Articles 2, 3, 5, 7 and 8 to the Registrant's Amended and Restated Bylaws referenced at Exhibit 3.10 above.

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

4.7 Second Supplemental Indenture dated as of December 31, 1999 among the Registrant and State Street Bank and Trust Company, as successor trustee to Indenture dated as of May 23, 1996 between Sterling House Corporation and Fleet National Bank, as Trustee (incorporated by reference to Exhibit 4.7 to Registrant's Form 10-K for the period ending December 31, 1999).

4.8 Indenture dated as of May 21, 1996 by and between the Registrant and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 27, 1997 (the "Form 8-K")).

4.9 Form of Registration Rights Agreement dated as of May 21, 1997 by and between the Registrant and the purchasers of the 7% Convertible Subordinated Debentures due 2004 (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed on May 27, 1997).

4.10 Indenture dated as of December 19, 1997 by and between the Registrant and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 1.1 to Registrant's Registration Statement on Form 8-A, relating to Registration file number 333-39705, filed with the Commission on December 16, 1997 (the "Form 8-A")).

4.11 Amended and Restated First Supplemental Indenture dated as of December 19, 1997 by and between the Registrant and United States Trust Company of New York, as Trustee (incorporated by reference to
           Exhibit 4.1 to the Registrant's Form 10-Q for the period ending March 31, 2000).

4.12 Amended and Restated Second Supplemental Indenture dated as of January 2, 1998 by and between the Registrant and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit
           4.2 to the Registrant's Form 10-Q for the period ending March 31,
           2000).

4.13 Indenture dated as of May 31, 2000 between the Registrant and U.S. Trust Company of Texas, N.A. relating to the Registrant's Series A 9.75% Convertible Pay-In-Kind Debentures due 2007, Series B 9.75% Convertible Pay-In-Kind Debentures due 2007, and Series C 9.75% Convertible Pay-In-Kind Debentures due 2007 (incorporated by reference to Exhibit 99.5 to the Registrant's Form 8-K filed on June 8, 2000).

4.14 Form of Registration Rights Agreement dated as of May 31, 2000 by and between the Registrant and the Purchasers named therein in connection with the purchase to the Registrant's Series A 9.75% Convertible Pay-In-Kind Preferred Stock, Series A 9.75% Convertible Pay-In-Kind Debentures, Series B 9.75% Convertible Pay-In-Kind Debentures and Series C 9.75% Convertible Pay-In-Kind Debentures (incorporated by reference to Exhibit 99.8 to the Registrant's Form 8-K filed on June 8, 2000).

NO.                                 EXHIBIT
                                   DESCRIPTION

4.15 Amended and Restated Alternative Living Services, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 of the Form S-1). Represents an executive compensation plan or arrangement.

4.16 Amendment to the Registrant's 1995 Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K filed August 14, 1998).

4.17 Rights Agreement dated as of December 10, 1998 between the Registrant and American Stock Transfer & Trust Company, including the form of Certificate of Designations of Series A Junior Participating Preferred Stock of Alternative Living Services, Inc. (Exhibit A), Form of Rights Certificate (Exhibit B), and Form of Summary of Rights to Purchase Preferred Shares (Exhibit C) (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A, filed with the Commission on December 17, 1998).

4.18 Amendment to Rights Agreement dated made as of April 26, 2000 between the Registrant and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to the Registrant's
           Form 10-Q for the period ending March 31, 2000).

4.19 Amendment to Rights Agreement dated made as of May 31, 2000 between the Registrant and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 99.9 to the Registrant's Form 8-K filed June 8, 2000).

4.20 Form of Warrant Certificate issued by the Registrant on March 5, 2001 to the entities scheduled in Exhibit 99.3 to the Registrant's Form 8-K filed March 8, 2001 (incorporated by reference to Exhibit 99.2 to the Registrant's 8-K filed March 8, 2001).

4.21 Registration Rights Agreement dated as of March 5, 2001 by and between the Registrant and the Purchasers named therein in connection with the purchase of the Registrant's Series B-1 Non-Voting Participating Preferred Stock (filed herewith).

10.1 Consulting Agreement between the Registrant and William F. Lasky dated as of November 13, 2000 (filed herewith). Represents an executive compensation plan or arrangement.

10.2 Employment Agreement dated as of November 1, 2000 by and between the Registrant and Steven L. Vick. (filed herewith). Represents an executive compensation plan or arrangement.

10.3 Employment Agreement dated as of November 1, 2000 by and between the Registrant and Mark W. Ohlendorf (filed herewith). Represents an executive compensation plan or arrangement.

10.4 First Amended Joint Venture Agreement dated as of April 30, 1997 between the Registrant and Assisted Living Equities, LLC. (incorporated by reference to Exhibit 10.18 of the Form S-1).

10.5 Amendment No. 1 to First Amended Joint Venture Agreement dated as of January 1, 1999 between the Registrant and Assisted Living Equities (incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-K for the year ended December 31, 1998).

10.6 Second Amended Joint Venture Agreement dated as of January 1, 1999 between the Registrant and Assisted Living Equities, LLC (incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K for the year ended December 31, 1998).

10.7 Assisted Living Consultant and Management Services Agreement by and between Alternative Living Services and the Registrant dated as of December 14, 1993. (Incorporated by reference to Exhibit 10.32 of the Form S-1.)

10.8 Lease and Security Agreement by and between Nationwide Health Properties, Inc. and New Crossings International Corporation dated as of December 15, 1995 (the Atrium) (incorporated by reference to
           Exhibit 10.35 of the Form S-1).

NO.                                 EXHIBIT
                                   DESCRIPTION

10.9 Schedule of Lease and Security Agreements by and between Nationwide Health Properties, Inc. and New Crossings International Corporation substantially similar to the Lease and Security Agreement referenced above (incorporated by reference to Exhibit 10.36 of the Form S-1).

10.10 Assumption Agreement dated December 18, 1995 by and between Crossings International Corporation, New Crossings International Corporation, Oregon Housing Agency and National Health Properties, Inc. (Albany Residential) (incorporated by reference to Exhibit 10.53 of the Form S-1).

10.11 Schedule of Assumption Agreements substantially similar to the Assumption Agreement referenced above (incorporated by reference to Exhibit 10.53 of the Form S-1).

10.12 Lease Approval Agreement dated December 18, 1995 by and between National Health Properties, Inc., New Crossings International Corporation and Oregon Housing Agency (Albany Residential) (incorporated by reference to Exhibit 10.55 of the Form S-1).

10.13 Schedule of Lease Approval Agreements substantially similar to Lease Approval Agreements referenced above (incorporated by reference to Exhibit 10.56 of the Form S-1).

10.14 Management Agreement dated August 30, 1990 by and between Housing Division, State of Oregon and New Crossing International Corporation (Albany Residential) (incorporated by reference to Exhibit 10.59 of the Form S-1).

10.15 Facility Lease dated as of December 30, 1996, between Meditrust Acquisition Corporation III and ALS Leasing, Inc. ("Form of Facility Lease") (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K dated January 14, 1997).

10.16 Amended Schedule of Facility Leases which are substantially similar to the Form of Facility Lease referenced above (incorporated by reference to Exhibit 10.22 to Registrant's Form 10-K for the period ending December 31, 1999).

10.17 Guaranty by the Registrant to Meditrust Acquisition Corporation III (incorporated by reference to Exhibit 99.3 to the Registrant's Form 8-K dated January 14, 1997).

10.18 Affiliated Party Subordination Agreement dated December 30, 1996, by and among ALS Leasing, Inc., the Registrant, the parties listed on Schedule A thereto, all other Affiliates as defined therein and Meditrust Acquisition Corporation III (incorporated by reference to
           Exhibit 99.4 to the Registrant's Form 8-K dated January 14, 1997).

10.19 Agreement Regarding Related Lease Transactions dated December 30, 1996, by and among ALS Leasing, Inc., the Registrant and Meditrust Acquisition Corporation III (incorporated by reference to Exhibit
           99.5 to the Registrant's Form 8-K dated January 14, 1997).

10.20 Form of Facility Lease dated as of November 21, 1997, between Meditrust Acquisition Corporation III and ALS Leasing, Inc. ("Form of Facility Lease") (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed December 2, 1997).

10.21 Amended Schedule of Facility Leases which are substantially similar to the Form of Facility Lease referenced above (incorporated by reference to Exhibit 10.27 to Registrant's Form 10-K for the period ending December 31, 1999).

10.22 Guaranty by the Registrant to Meditrust Acquisition Corporation III (incorporated by reference to Exhibit 99.3 to the Registrant's Form 8-K filed December 2, 1997).

10.23 Affiliated Party Subordination Agreement dated November 21, 1997, by and among ALS Leasing, Inc., the Registrant, the parties listed on Schedule A thereto, all other Affiliates as defined therein and Meditrust Acquisition Corporation III (incorporated by reference to
           Exhibit 99.4 to the Registrant's Form 8-K filed December 2, 1997).

NO.                                 EXHIBIT
                                   DESCRIPTION

10.24 Agreement Regarding Related Lease Transactions dated November 21, 1997, by and among ALS Leasing, Inc., the Registrant and Meditrust Acquisition Corporation III (incorporated by reference to Exhibit
           99.5 to the Registrant's Form 8-K filed December 2, 1997).

10.25 Sixth Amendment to Amended and Restated Agreement Regarding Related Lease Transactions, Amended and Restated Environmental Indemnity Agreement and Amended and Restated Affiliated Party Subordination Agreement dated September 4, 1998, by and among ALS Leasing, Inc., the Registrant and Meditrust Acquisition Corporation III (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-Q for the period ending September 30, 1998).

10.26 Seventh Amendment to Amended and Restated Agreement Regarding Related Lease Transactions, dated September 4, 1998 by and among ALS Leasing, Inc., the Registrant and Meditrust Acquisition Corporation III (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-Q for the period ending September 30, 1998).

10.27 Eleventh Amendment to Amended and Restated Agreement Regarding Related Lease Transactions, dated September 4, 1998, by and among Assisted Living Properties, Inc., Meditrust Company, LLC Meditrust Of Texas, Inc., Meditrust of Kansas, Inc., Meditrust of Ohio, Inc. and MOC Health Care Company (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-Q for the period ending September 30,
           1998).

10.28 Form of Facility Lease dated as of September 4,1998 between Meditrust Acquisition Corporation III and ALS Leasing, Inc. ("MAC Form of Facility Lease") (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q for the period ending September 30, 1998).

10.29 Amended Schedule of Facility Leases which are substantially similar to the MAC Form of Facility Lease referenced above (incorporated by reference to Exhibit 10.35 to Registrant's Form 10-K for the period ending December 31, 1999).

10.30 Facility Lease Agreement dated as of April 30, 1997 between Meditrust Acquisition Corporation III and ALS Leasing, Inc. for property located in Manlius, New York (incorporated by reference to Exhibit 36 to Registrant's Form 10-K for the period ending December 31, 1999).

10.31 Form of Facility Lease Agreement dated February 20, 1998 between Meditrust of Ohio, Inc. and Assisted Living Properties, Inc. (the "ALP Facility Leases") (incorporated by reference to Exhibit 37 to Registrant's Form 10-K for the period ending December 31, 1999).

10.32 Schedule of ALP Facility Leases which are substantially similar to the Form of ALP Facility Lease referenced above (incorporated by reference to Exhibit 10.38 to Registrant's Form 10-K for the period ending December 31, 1999).

10.33 Amendment to Sterling - Meditrust Leases dated as of December 23, 1999 among Assisted Living Properties, Inc., Sterling House Corporation, the Registrant, ALS Leasing, Inc., Meditrust of Kansas, Inc., New Meditrust Company LC, Meditrust Company LLC, T and F Properties, LP and Meditrust Acquisition Company LLC (incorporated by reference to Exhibit 10.39 to Registrant's Form 10-K for the period ending December 31, 1999).

10.34 Second Omnibus Amendment dated as of January 28, 2000 among Assisted Living Properties, Inc., the Registrant, ALS Leasing, Inc., Meditrust of Kansas, Inc., New Meditrust Company LC, Meditrust Company LLC, T and F Properties, LP and Meditrust Acquisition Company LLC (incorporated by reference to Exhibit 10.40 to Registrant's Form 10-K for the period ending December 31, 1999).

10.35 Agreement of Purchase and Sale dated November 30, 1999 by the Registrant, Meditrust Acquisition Company LLC, New Meditrust Company LLC and T and F Properties, LP (incorporated by reference to Exhibit
           10. 41 to Registrant's Form 10-K for the period ending December 31,
           1999).

10.36 Guaranty and Suretyship Agreement by the Registrant in favor of Nomura Asset Capital Corporation dated March 31, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ending March 31, 1998).

NO.                                 EXHIBIT
                                   DESCRIPTION

10.37 Loan Agreement dated March 31, 1998 by and between ALS-Venture I, Inc. and Nomura Asset Capital Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the period ending March 31, 1998).

10.38 Second Amendment to Loan Agreement and Reaffirmation Agreement by and between ALS-Venture I, Inc., Alterra Healthcare Corporation, ALS-Clare Bridge, Inc. and Capmark Services, L.P., as assignee of Nomura Asset Capital Corporation, dated April 7, 2000 (filed herewith).

10.39 Guaranty and Suretyship Agreement by the Registrant in favor of Nomura Asset Capital Corporation dated May 26, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ending June 30, 1998).

10.40 Loan Agreement dated May 26, 1998, by and between ALS-Venture II, Inc. and Nomura Asset Capital Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the period ending June 30, 1998).

10.41 First Amendment to Loan Agreement and Reaffirmation Agreement dated July 30, 1998, by and between The Capital Company of America LLC and ALS Venture II, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the period ending September 30, 1998).

10.42 First Amendment to Loan Agreement and Reaffirmation Agreement dated August 28, 1998, by and between Nomura Asset Capital Company and ALS Venture I, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the period ending September 30, 1998).

10.43 Second Amendment to Loan Agreement, First Amendment to Guaranty and Suretyship Agreement, and Reaffirmation Agreement dated September 30, 1998, by and between The Capital Company of America LLC and ALS-Venture II, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q for the period ending September 30, 1998).

10.44 Third Amendment to Loan Agreement and Reaffirmation Agreement dated November 29, 2000, by and between The Capital Company of America LLC and ALS-Venture II, Inc. (filed herewith).

10.45 Financing and Security Agreement dated September 28, 1998, by and between ALS Holdings, Inc. and Bank United (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q for the period ending September 30, 1998).

10.46 Amended and Restated Financing and Security Agreement (Master Agreement) between ALS Holdings, Inc., et al, as Borrower, and Bank United, as agent, dated as of February 12, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the period ending March 31, 1999).

10.47 First Amendment to Amended and Restated Financing and Security Agreement dated as of October 29, 1999 between ALS Holdings, Inc., ALS Wisconsin Holdings, Inc. and Bank United, individually and as agent for itself and certain other lenders (incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-Q for the period ending September 30, 1999).

10.48 Second Amendment to Amended and Restated Financing and Security Agreement dated as of May 10, 2000 among ALS Holdings, Inc., ALS Wisconsin Holdings, Inc. and Bank United (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.49 Third Amendment to Amended and Restated Financing and Security Agreement dated as of May 10, 2000 among ALS Holdings, Inc., ALS Wisconsin Holdings, Inc. and Bank United (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.50 Form of Mortgage, Assignment and Security Agreement between ALS Holdings, Inc., the Registrant and Bank United. (incorporated by reference to Exhibit 10.53 to the Registrant's Form 10-K for the period ending December 31, 1998).

10.51 Guaranty of Payment Agreement dated September 28, 1998, by the Registrant, for the benefit of Bank United (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the period ending September 30, 1998).

NO.                                 EXHIBIT
                                   DESCRIPTION

10.52 First Amendment to Guaranty of Payment Agreement dated as of October 29, 1999 by and among the Registrant and Bank United individually and as agent for itself and certain additional lenders (incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-Q for the period ending September 30, 1999).

10.53 Third Amendment to Guaranty of Payment Agreement dated as of May 10, 2000 by and among the Registrant and Bank United individually and as agent for itself and certain additional lenders (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.54 Fourth Amendment to Guaranty of Payment Agreement dated as of May 31, 2000 by and among the Registrant and Bank United individually and as agent for itself and certain additional lenders (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.55 Additional Borrower Joinder Supplement by and among ALS Holdings, Inc., ALS Wisconsin Holdings, Inc., the Registrant and Bank United, dated December 10, 1998. (incorporated by reference to Exhibit 10.55 to the Registrant's Form 10-K for the period ending December 31,
           1998).

10.56 Amended Schedule of Bank United Mortgage, Assignment and Security Agreements ("Bank United Mortgage") which are substantially similar to the Form of Bank United Mortgage referenced above (incorporated by reference to Exhibit 10.56 to Registrant's Form 10-K for the period ending December 31, 1999).

10.57 Master Purchase Agreement between the Registrant and National Health Investors, Inc. dated December 22, 1998. (incorporated by reference to Exhibit 10.56 to the Registrant's Form 10-K for the period ending December 31, 1998).

10.58 Form of Lease between National Health Investors, Inc. and the Registrant. ("Lease") dated as of December 22, 1998 (incorporated by reference to Exhibit 10.57 to the Registrant's Form 10-K for the period ending December 31, 1998).

10.59 Amended Schedule of Additional NHI Leases which are substantially similar to the Form of Lease referenced above (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q for the period ending March 31, 1999).

10.60 Credit Agreement between the Registrant and Deutsche Bank AG dated October 6, 1998 (incorporated by reference to Exhibit 10.59 to the Registrant's Form 10-K for the period ending December 31, 1998).

10.61 Master Construction Line of Credit Agreement between the Registrant, Key Corporate Capital, Inc., and the lending institutions named therein, dated October 6, 1998 (incorporated by reference to Exhibit
           10.60 to the Registrant's Form 10-K for the period ending December 31, 1998).

10.62 Amendment No. 3 to Master Construction Line of Credit Agreement dated as of March 1, 2000 between the Registrant, ALS National, Inc., Key Corporate Capital, Inc., Bank of America and the Lenders named therein (incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.63 Amendment No.4 to Master Construction Line of Credit Agreement dated as of May 25, 2000 between the Registrant, ALS National, Inc., Key Corporate Capital, Inc., Bank of America and the Lenders named therein (incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.64 Form of Deed of Trust and Security Agreement ("Form of Key/ALS National Mortgage") between ALS National, Inc. and Key Corporate Capital, Inc. dated September 1999 (incorporated by reference to
           Exhibit 10.2 to the Registrant's Form 10-Q for the period ending September 30, 1999).

10.65 Form of Project Promissory Note ("Form of Key/ALS National Note") by ALS National, Inc. to Key Corporate Capital, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the period ending September 30, 1999).

NO.                                 EXHIBIT
                                   DESCRIPTION

10.66 Amended Schedule of Mortgages and Notes which are substantially similar to the Form of Key/ALS National Mortgages and Notes referenced above (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.67 Master Loan Agreement between ALS West, Inc., the Registrant and Guaranty Federal Bank, F.S.B., as agent, and the Lenders named therein, dated as of January 8, 1999 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ending March 31, 1999).

10.68 Second Modification of Master Loan Agreement dated as of May 31, 2000 between ALS West, Inc., the Registrant and Guaranty Federal Bank, F.S.B. (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.69 Loan Agreement by and between ALS Financing, Inc. and GMAC Commercial Mortgage Corporation dated July 30, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ending September 30, 1998).

10.70 Loan Agreement between ALS Financing II, Inc. and GMAC Commercial Mortgage Corporation dated as of March 23, 1999 (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the period ending March 31, 1999).

10.71 Loan Agreement between AHC Purchaser, Inc. and GMAC Commercial Mortgage Corporation dated as of January 28, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ending March 31, 2000).

10.72 Lease and Security Agreement between the Registrant and SELCO Service Corporation (regarding corporate office) dated as of February 10, 1999 (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q for the period ending March 31, 1999).

10.73 Master Construction Line of Credit Agreement among Third Party Investors I, LLC, the lending institutions and co-agents named therein and Key Corporate Capital, Inc. as Administrative Agent dated August 31, 1999 (exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules) (filed herewith).

10.74 Amendment No. 1 to Master Construction Line of Credit among Third Party Investors I, LLC, the lending institutions and co-agents named herein and Key Corporate Capital, Inc. as Administrative Agent dated March 1, 2000 (exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules (filed herewith).

10.75 Amendment No. 2 to Master Construction Line of Credit among Third Party Investors I, LLC, the lending institutions and co-agents named therein and Key Corporate Capital, Inc. as Administrative Agent dated May 25, 2000 (exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedule) (filed herewith).

10.76 Guaranty dated August 31, 1999 by the Registrant in favor of Key Corporate Capital Inc. as Administrative Agent under the Master Construction Line of Credit Agreement among Third Party Investors I, L.L.C., as Borrower, and the lending institutions and co-agents named therein, and Key Corporate Capital Inc. (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-Q for the period ending September 30, 1999).

10.77 Purchase Agreement and Agreement to Complete Construction dated as of June 14, 1999, by and between Omega Healthcare Investors, Inc. and Sterling House Corporation, ALS-Clare Bridge, Inc., and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the period ending June 30, 1999).

10.78 Master Lease dated as of June 14, 1999, by and between Omega Healthcare Investors, Inc. as Lessor and AHC Properties, Inc. as Lessee (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the period ending June 30, 1999).

NO.                                 EXHIBIT
                                   DESCRIPTION

10.79 Kansas Master Lease dated as of June 14, 1999, by and between Omega (Kansas), Inc. as Lessor and AHC Properties, Inc. as Lessee (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q for the period ending June 30, 1999).

10.80 Lease Guaranty dated as of June 14, 1999, by the Registrant in favor of Omega Healthcare Investors, Inc. and Omega (Kansas), Inc. (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q for the period ending June 30, 1999).

10.81 Form of Lease Agreement by and between the Registrant and Health Care REIT, Inc. dated as of January 22, 1996 (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q for the period ending June 30, 1999).

10.82 Schedule of Health Care REIT, Inc. Leases which are substantially similar to the Form of Lease referenced above (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q for the period ending June 30, 1999).

10.83 Form of Lease Agreement by and between Sterling House Corporation and Health Care REIT, Inc. dated as of September 1995 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-Q for the period ending June 30, 1999).

10.84 Schedule of Health Care REIT, Inc. Leases which are substantially similar to the Form of Lease referenced above (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-Q for the period ending June 30, 1999).

10.85 Form of Lease Agreement by and between the Registrant and Health Care REIT, Inc. dated as of December 1998 (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-Q for the period ending June 30, 1999).

10.86 Schedule of Health Care REIT, Inc. Leases which are substantially similar to the Form of Lease referenced above (incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-Q for the period ending June 30, 1999).

10.87 Form of Lease Agreement by and between the Registrant and Health Care REIT, Inc. dated as of March 1999 (incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-Q for the period ending June 30, 1999).

10.88 Schedule of Health Care REIT, Inc. Leases which are substantially similar to the Form of Lease referenced above (incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-Q for the period ending June 30, 1999).

10.89 Consent to Merger and Amendment to Sterling House Corporation - Health Care REIT, Inc. Leases dated November 1, 1999 between Sterling House Corporation, the Registrant and Health Care REIT, Inc.

10.90 Master Lease Agreement dated as of July 16, 1999 between Pita General Corporation ("Synthetic Lessor") and AHC Tenant, Inc. ("AHC Tenant"), a wholly-owned subsidiary of the Registrant (Annex A to this agreement has been filed as Exhibit A to the Loan Agreement filed as
           Exhibit 2.6 to the Registrant's Form 8-K filed August 4, 1999) (incorporated by reference to Exhibit 2.5 to the Registrant's Form 8-K filed August 4, 1999).

10.91 Loan Agreement dated as of July 16, 1999 between Synthetic Lessor, AHC Tenant and Greenwich Capital Financial Products, Inc. ("Lender"), including the Master Glossary of Definitions included as Exhibit A thereto (other exhibits and schedules to this agreement, which are listed and summarized in the table of contents to the agreement, have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules) (incorporated by reference to Exhibit 2.6 to the Registrant's Form 8-K filed August 4, 1999).

10.92 Participation Agreement dated as of July 16, 1999 between AHC Tenant, Synthetic Lessor, Lender, SELCO Service Corporation ("SELCO"), The First National Bank of Chicago ("FNB"), ZC Specialty Insurance Company ("ZC") and the Registrant (incorporated by reference to Exhibit 2.7 to the Registrant's Form 8-K filed August 4, 1999).

10.93 Trust Agreement dated as of July 16, 1999 between FNB, Lender, ZC, AHC Tenant, Synthetic Lessor, SELCO and the Registrant (incorporated by reference to Exhibit 2.8 to the Registrant's Form 8-K filed August 4, 1999).

NO.                                 EXHIBIT
                                   DESCRIPTION

10.94 Flow of Funds Agreement dated as of July 16, 1999 between Synthetic Lessor, Lender, ZC, FNB, AHC Tenant, the Registrant and certain other parties thereto (incorporated by reference to Exhibit 2.9 to the Registrant's Form 8-K filed August 4, 1999).

10.95 Reimbursement Agreement dated as of July 16, 1999 between ZC, AHC Tenant and Synthetic Lessor (exhibits and schedules to this agreement, which are listed and summarized in the table of contents to the agreement, have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules) (incorporated by reference to Exhibit 2.10 to the Registrant's Form 8-K filed August 4, 1999).

10.96 Guaranty dated as of July 16, 1999 executed by the Registrant (incorporated by reference to Exhibit 2.11 to the Registrant's Form 8-K filed August 4, 1999).

10.97 Promissory Note dated as of July 16, 1999 executed by Synthetic Lessor (incorporated by reference to Exhibit 2.12 to the Registrant's Form 8-K filed August 4, 1999).

10.98 Master Amendment, Confirmation and Acknowledgment Agreement dated September 28, 1999 between Pita General Corporation, AHC Tenant, Inc., the Registrant, Greenwich Capital Financial Products, Inc., SELCO Service Corporation, The First National Bank of Chicago, ZC Specialty Insurance Company, and certain other parties as defined therein (incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.99 Third Master Amendment dated May 31, 2000 between Pita General Corporation, AHC Tenant, Inc., the Registrant, Greenwich Capital Financial Products, Inc., SELCO Service Corporation, The First National Bank of Chicago, ZC Specialty Insurance Company, and certain other parties as defined therein, (other exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules) (incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.100 Fourth Master Amendment dated June 30, 2000 between Pita General Corporation, AHC Tenant, Inc., the Registrant, Greenwich Capital Financial Products, Inc., SELCO Service Corporation, The First National Bank of Chicago, ZC Specialty Insurance Company, and certain other parties as defined therein (filed herewith).

10.101 Form of Multifamily Mortgage, Assignment of Rents and Security Agreement ("Form of Amresco Mortgage") between ALS Kansas, Inc. and Amresco Capital, L.P. dated July 16, 1999, including Exhibit B thereto (other exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits) (incorporated by reference to
           Exhibit 10.5 to the Registrant's Form 10-Q for the period ending September 30, 1999).

10.102 Form of Multifamily Note ("Form of Amresco Note") by ALS Kansas, Inc. to Amresco Capital, L.P. dated July 16, 1999 (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q for the period ending September 30, 1999).

10.103 Schedule of Mortgages and Notes which are substantially similar to the Form of Amresco Mortgage and Form of Amresco Note referenced above (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q for the period ending September 30, 1999).

10.104 Credit Agreement ("the Bank of America Credit Agreement") between the Borrowers defined therein ("Devco I Entities"), HCR/Alterra Development, LLC ("HCR/Alterra"), as Guarantor, the Lenders defined therein, Bank of America, N.A. as Administrative Agent, The Chase Manhattan Bank as Syndication Agent, and Deutsche Bank AG New York and/or Cayman Islands Branches and Bank United, F.S.B. as Co-Agents, dated September 30, 1999 (exhibits and schedules to this agreement, which are listed and summarized in the table of contents to the agreement, have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules) (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q for the period ending September 30, 1999).

NO.                                 EXHIBIT
                                   DESCRIPTION

10.105 First Amendment to the Bank of America Credit Agreement, First Amendment to Guaranty Agreement and Suspension and Wavier Agreement dated as of March 30, 2000 between the Borrowers named therein, HCR/Alterra, the Registrant, Manor Care, Inc., Bank of America, as administrative agent, and the Lenders named therein (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the period ending March 31, 2000).

10.106 Second Amendment to the Bank of America Credit Agreement, third Amendment to Guaranty Agreement and Waiver dated as of January 26, 2001 between the Borrowers named therein, HCR/Alterra Development, LLC, the Registrant, Manor Care, Inc., Bank of America, N.A., as administrative agent, and the Lenders named therein (filed herewith).

10.107 Guaranty Agreement dated September 30, 1999 by the Registrant in favor of Bank of America, N.A. as Administrative Agent under the Bank of America Credit Agreement referenced above (exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits) (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-Q for the period ending September 30, 1999).

10.108 Second Amendment to Guaranty Agreement and Wavier dated as of May 31, 2000 among the Registrant, Bank of America, N.A., as Administrative Agent under the Bank of America Credit Agreement, and the Lenders named therein (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10Q for the period ending June 30, 2000).

10.109 Schedule of properties owned by Devco I and mortgaged under the Bank of America Credit Agreement referenced above (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-Q for the period ending September 30, 1999).

10.110 Form of Lease dated July 16, 1999 between LTC Properties, Inc. and the Registrant (incorporated by reference to Exhibit 10.113 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.111 Schedule of LTC Leases which are substantially similar to the Form of LTC Lease referenced above (incorporated by reference to Exhibit
           10.114 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.112 Amendment to Leases dated as of November 30, 1998 between LTC Properties, Inc., Kansas-LTC Corporation, Texas-LTC Limited Partnership, the Registrant and Sterling House Corporation (incorporated by reference to Exhibit 10.115 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.113 Form of Building Loan Agreement ("Key Loan Agreement") dated as of January 14, 2000 between Key Corporate Capital Inc. and Clinton Brookside Drive, LLC (incorporated by reference to Exhibit 10.116 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.114 Form of Secured Promissory Note ("Key Promissory Note") dated January 14, 2000 between Key Corporate Capital Inc. and Clinton Brookside Drive, LLC (incorporated by reference to Exhibit 10.117 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.115 Form of Guaranty of Payment and Performance dated as of January 14, 2000 from the Registrant to Key Corporate Capital Inc. ("Key Guaranty") (incorporated by reference to Exhibit 10.118 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.116 Amended Schedule of Key Loan Agreements, Key Promissory Notes and Key Guaranties which are substantially similar to the forms referenced above (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.117 Letter Agreement dated March 30, 2000 between Key Corporate Capital, Inc., the limited liability companies name therein, and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-Q for the period ending June 30, 2000).

NO.                                 EXHIBIT
                                   DESCRIPTION

10.118 Letter Agreement dated May 31, 2000 between Key Corporate Capital, Inc., the limited liability companies name therein, and the Registrant (incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.119 Loan Agreement dated as of March 5, 2001 between the Registrant and RDVEPCO, L.L.C, Holiday Retirement 2000, LLC, The Toronto-Dominion Bank and HBK Master Fund, L.P. (exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits) (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed March 8,
           2001).

10.120 Purchase Agreement dated as of April 26, 2000 between the Registrant and RDVEPCO, L.L.C., Group One Investors, L.L.C. and Holiday Retirement 2000, LLC (schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these schedules) (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed May 4, 2000).

10.121 First Amendment to Purchase Agreement dated as of May 31, 2000 between Registrant and RDVEPCO, L.L.C., Group One Investors, L.L.C., Holiday Retirement 2000, LLC, the Elsa D. Prince Living Trust and RDV Manor Care, L.L.C. (collectively, the "Purchasers"), excluding Exhibits A, B and C thereto and excluding the schedules to this agreement (the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these schedules) (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K dated June 8,
           2000).

10.122 Debenture Purchase Agreement dated as of August 10, 2000 by and among the Registrant, RDVEPCO, L.L.C., Group One Investors, L.L.C., Holiday Retirement 2000, LLC, the Elsa D. Prince Living Trust, RDV Manor Care, L.L.C. and Toronto Dominion Investments, Inc. (schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these schedules) (incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.123 Construction Loan and Security Agreement dated as of May 1, 1998 between ALS Clare Bridge, Inc. and Sovereign Bank (the "Sovereign Bank Loan Agreement") (incorporated by reference to Exhibit 10.124 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.124 Form of Open End Mortgage and Security Agreement (the "Sovereign Mortgage") dated May 1, 1998 between ALS-Clare Bridge, Inc. and Sovereign Bank (incorporated by reference to Exhibit 10.125 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.125 Form of Guaranty and Surety Agreement dated May 1, 1998 between the Registrant and Sovereign Bank (incorporated by reference to Exhibit
           10.126 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.126 Schedule of properties mortgaged under the Sovereign Bank Loan Agreement and mortgages which are substantially similar to the Sovereign Mortgage referenced above (incorporated by reference to Exhibit 10.127 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.127 Revolving Credit Agreement dated August 19, 1997 between the Registrant and Firstar Bank Milwaukee, NA. (incorporated by reference to Exhibit 10.128 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.128 Revolving Credit Note dated August 19, 1997 between Registrant and Firstar Bank Milwaukee, NA. (incorporated by reference to Exhibit
           10.129 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.129 Amendment to Revolving Credit Agreement and Revolving Credit Note dated February 27, 1999 between Registrant and Firstar Bank Milwaukee, NA. (incorporated by reference to Exhibit 10.130 to the Registrant's Form 10-K for the period ending December 31, 1999).

NO.                                 EXHIBIT
                                   DESCRIPTION

10.130 Second Amendment to Loan Agreement and Related Documents dated September 9, 1999 between Registrant and Firstar Bank Milwaukee, NA (incorporated by reference to Exhibit 10.131 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.131 Waiver and Amendment No. 3 to Credit Agreement dated March 27, 2000 between the Registrant and Firstar Bank Milwaukee, NA (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.132 Amendment No. 5 to Credit Agreement dated May 31, 2000 between the Registrant and Firstar Bank Milwaukee, NA (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.133 Amendment No. 8 to Credit Agreement dated as of August 31, 2000 between the Registrant and Firstar Bank Milwaukee, NA (exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits) (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the period ending September 30, 2000).

10.134 Form of Deed of Trust ("Mortgage/Deed of Trust") dated August 31, 2000 between the Registrant, First Bank as Lender and Chicago Title Insurance Company as Trustee (incorporated by reference to Exhibit
           10.5 to the Registrant's Form 10-Q for the period ending September 30, 2000).

10.135 Schedule of Firstar Mortgages and Deeds of Trust which are substantially in the form of Mortgage/Deed of Trust referenced above (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q for the period ending September 30, 2000).

10.136 Form Consolidated Mortgage (the "M&T Mortgage") dated December 22, 1999 between Clifton Park Route 146, LLC and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.132 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.137 Continuing Guaranty dated December 22, 1999 between the Registrant and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.133 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.138 Schedule of M&T Mortgages which are substantially similar to the form of M&T Mortgage referenced above (incorporated by reference to Exhibit 10.134 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.139 Development Joint Venture Agreement between the Registrant and HCR Manor Care, Inc. dated December 31, 1998. (incorporated by reference to Exhibit 10.61 to the Registrant's Form 10-K for the period ending December 31, 1998).

10.140 Section 2.2(a) Purchase Agreement and Assignment dated as of May 31, 2000 between the Registrant, the Purchasers name therein and HBK Master Fund L.P. (incorporated by reference to Exhibit 99.7 to the Registrant's Form 8-K filed on June 8, 2000).

10.141 Loan Agreement dated as of August 28, 2000 between Heller Healthcare Finance, Inc., as Agent and a Lender; and the other financial institutions who hereafter become parties to the Agreement, as Lenders; and AHC Borrower I, Inc., as Borrower (exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules) (incorporated by reference to Exhibit
           10.1 to the Registrant's Form 10-Q for the period ending September 30, 2000).

10.142 First Amendment to Loan Agreement dated as of December 31, 2000 between Heller Healthcare Finance, Inc. and AHC Borrower I, Inc. (filed herewith).

NO.                                 EXHIBIT
                                   DESCRIPTION

10.143 Form of Deed of Trust, Assignment of Leases, Rents and Profits, Security Agreement and Financing Statement ("Heller Mortgage/Deed of Trust") dated as of August 28, 2000 between AHC Borrower I, Inc, as Borrower; Joyce J. Gorman, as Trustee, for the benefit of Heller Healthcare Finance, Inc, in its individual capacity and as Agent for Lenders (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the period ending September 30, 2000).

10.144 Schedule of Heller Mortgages and Deeds of Trust which are substantially in the form of Heller Mortgage/Deed of Trust referenced above (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q for the period ending September 30, 2000).


11.1       Statement re: Computation of Per Share Earnings.

21.1       Subsidiaries of the Registrant.

23.1       Consent of KPMG LLP.


2.   Schedule of Valuation and Qualifying accounts


                                                          Additions
                                         Balance at      Charged to      Write-offs                      Balance at
                                         Beginning        Costs and         and             Other          End of
         Description                     of Period        Expenses        Disposals        Charges         Period
--------------------------------------------------------------------------------------------------------------------
  Allowance for Uncollectible
      Accounts Receivable

Year Ended December 31, 1998               (136,098)       (491,284)        125,964              -          (501,418)

Year Ended December 31, 1999               (501,418)     (2,524,698)        164,730              -        (2,861,387)

Year Ended December 31, 2000             (2,861,387)     (2,012,785)      2,465,267              -        (2,408,905)


  Tax Valuation Allowance

Year Ended December 31, 1998             (6,816,000)              -       6,816,000              -                 -

Year Ended December 31, 1999                      -               -               -              -                 -

Year Ended December 31, 2000                      -     (53,042,000)              -              -       (53,042,000)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Alterra Healthcare Corporation

Under the date of March 23, 2001 we reported on the consolidated balance sheets of Alterra Healthcare Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of Alterra Healthcare Corporation and subsidiaries referred to above contains an explanatory paragraph that states that the Company has suffered recurring losses from operations and was in violation of certain debt covenants and cross covenants as of December 31, 2000. As a results of the covenant violations and cross covenant violations, the Company is in default of the related debt. Additionally, the Company did not make certain scheduled loan principal and lease payments due in March of 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.





Chicago, Illinois
March 23, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on the 30th day of March, 2001.

                                ALTERRA HEALTHCARE CORPORATION

                                By:  /s/ Mark W. Ohlendorf
                               -------------------------------------------------
                                Senior Vice President, Chief Financial Officer, Treasurer and Secretary


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

           SIGNATURES                                            TITLE                                    DATE
           ----------                                            -----                                    ----

/S/ STEVEN L. VICK                              President, Chief Operating Officer                     March 30, 2001
-----------------------------                   and Director
Steven L. Vick

/S/ MARK W. OHLENDORF                           Senior Vice President, Chief Financial                 March 30, 2001
-----------------------------                   Officer, Treasurer and Secretary
Mark W. Ohlendorf                               (Principal Financial Officer)


/S/ KRISTIN A. FERGE                            Vice President and Assistant Secretary                 March 30, 2001
-----------------------------                   (Principal Accounting Officer)
Kristin A. Ferge

/S/ JERRY L. TUBERGEN
-----------------------------
Jerry L. Tubergen                               Chairman of the Board and Director                     March 30, 2001

/S/ WILLIAM F. LASKY
-----------------------------
William F. Lasky                                Vice Chairman and Director                             March 30, 2001

/S/ TIMOTHY J. BUCHANAN
-----------------------------
Timothy J. Buchanan                             Director                                               March 30, 2001

/S/ GENE E. BURLESON
-----------------------------
Gene E. Burleson                                Director                                               March 30, 2001

/S/ WILLIAM E. COLSON
-----------------------------
William E. Colson                               Director                                               March 30, 2001

/S/ ROBERT HAVEMAN
-----------------------------
Robert Haveman                                  Director                                               March 30, 2001

/S/ WILLIAM G. PETTY, JR.
-----------------------------
William G. Petty, Jr.                           Director                                               March 30, 2001

/S/ NATALIE TOWNSEND
-----------------------------
Natalie Townsend                                Director                                               March 30, 2001