Form 10-K/A
period 2000-12-31
ALTERRA HEALTHCARE CORP
filed 2001-04-30
CIK 1013218

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)

[X] Amendment to Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
                         to                .
         ----------------  ----------------

                         COMMISSION FILE NUMBER 1-11999

                         ALTERRA HEALTHCARE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                              39-1771281
        (State of Incorporation)          (I.R.S. Employer Identification No.)

        10000 INNOVATION DRIVE
              MILWAUKEE, WI                             53226
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

                                      NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was $12,143,968 as of March 23, 2001. The number of outstanding shares of the Registrant's Common Stock was 22,109,810 shares as of March 23, 2001.

                                EXPLANATORY NOTE

         This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of Alterra Healthcare Corporation (the "Company") for the fiscal year ended December 31, 2000 (the "2000 Form 10-K").

         Items 10, 11, 12 and 13 of the 2000 Form 10-K have been amended to provide information which was to be incorporated by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission in connection with the 2001 Annual Meeting of Stockholders.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME                                  AGE                                 POSITION
            ----                                  ---                                 --------
Timothy J. Buchanan                               47              Director

Gene E. Burleson                                  60              Director

William E. Colson                                 59              Director

Robert Haveman                                    53              Director

William F. Lasky                                  46              Vice Chairman

William G. Petty, Jr.                             55              Director

Natalie K. Townsend                               40              Director

Jerry L. Tubergen                                 47              Chairman of the Board

Steven L. Vick                                    42              Chief Operating Officer, President and Director

Anthony R. Geonnotti, Jr.                         42              Senior Vice President

Mark W. Ohlendorf                                 41              Senior Vice President, Chief Financial Officer,
                                                                  Treasurer and Secretary

         TIMOTHY J. BUCHANAN, a private investor, has served as a director of the Company since 1997. Mr. Buchanan served as the President of the Company from October 1997 to August 1998 and served as the Vice Chairman of the Board of the Company from August 1998 to May 2000. Mr. Buchanan served as the Chairman of the Board, Chief Executive Officer, and a director of Sterling House Corporation ("Sterling") since he co-founded Sterling with Steven Vick in 1991 until Sterling's merger with the Company in October 1997.

         GENE E. BURLESON has served as a director of the Company since 1995. Mr. Burleson has served as Chairman of the Board of Mariner Post-Acute Network, Inc. ("Mariner"), a diversified provider of long-term and specialty health care services, since February 2000. Mr. Burleson served as the Chief Executive Officer and a director of Vitalink Pharmacy Services, Inc. from February 1997 to August 1997. He served as Chairman of the Board of GranCare, Inc. ("GranCare"), a provider of long-term and specialty health care services, from January 1994 to November 1997 and as Chief Executive Officer of GranCare from December 1990 to February 1997. Mr. Burleson also currently serves on the Board of Directors of Mariner, Deckers Outdoor Corporation, a specialty shoe manufacturer, and THCG, Inc., a specialty investment banking firm.

         WILLIAM E. COLSON has served as a director of the Company since 2000. Mr. Colson is a founder of Holiday Retirement Corp. and has been its President and Chief Operating Officer since 1987 and its Chief Executive Officer since September 1999. Mr. Colson also serves as President and Managing General Partner of Colson & Colson Construction Co., which develops and constructs retirement communities and multi-family projects, since 1963. Mr. Colson also serves as a member of the Executive Board of the American Seniors Housing Association.

         ROBERT HAVEMAN has served as a director of the Company since 1995 and served as Vice Chairman of the Board of the Company from May 2000 to November 2000 and as President of the Company from November 2000 to January 2001. Mr. Haveman has served as Treasurer of EDP Management Corp., a privately-held investment management firm, since April 1997. Mr. Haveman served as the Secretary/Treasurer of the Prince Corporation, an automotive interior trim manufacturer, from 1987 to 1997.

         WILLIAM F. LASKY has served as a director of the Company since 1993. Mr. Lasky has served as Vice Chairman of the Company since November 2000. Mr. Lasky served as Chief Executive Officer of the Company from April 1996 to November 2000 and served as President of the Company from December 1993 to October 1997 and from August 1998 to November 2000. Mr. Lasky is a member of the National Governing Board and a former Chairman of The Assisted Living Federation of America and is a licensed nursing home administrator.

         WILLIAM G. PETTY, JR. has served as a director of the Company since 1993, served as Chairman of the Board of the Company from December 1993 to May 2000 and served as Chief Executive Officer of the Company from December 1993 to April 1996. He has served as a Managing Director of Beecken, Petty & Company, the general partner of a private health care investment fund, since September 1996. Mr. Petty served as the Vice Chairman of GranCare from July 1995 to November 1997. Mr. Petty also currently serves on the Board of Directors of Mariner.

         NATALIE K. TOWNSEND has served as a director of the Company since 2000. Ms. Townsend has served as President of TD Capital Group, the Merchant Banking Division of The Toronto-Dominion Bank, and Vice-Chair of TD Securities, Inc., the Investment Banking Division of The Toronto-Dominion Bank, since 1999. She served as managing director of TD Capital Group from 1995 to 1999.

         JERRY L. TUBERGEN has served as Chairman of the Board of the Company since May 2000 and has served as a director of the Company since 1995. He has served as President and Chief Executive Officer of RDV Corporation, a private investment and financial management firm, since its formation in 1991. Mr. Tubergen also currently serves on the Board of Directors of the Orlando Magic, Ltd., an NBA franchise, and Genmar Holdings, Inc., a manufacturer and marketer of motorized pleasure boats.

         STEVEN L. VICK has served as the President of the Company since January 2001 and as the Chief Operating Officer and a director of the Company since October 1997. He served as the President and a director of Sterling since he co-founded Sterling with Mr. Buchanan in 1991 until subsequent to Sterling's merger with the Company in October 1997. Mr. Vick previously practiced as a certified public accountant specializing in health care consulting.

         ANTHONY R. GEONNOTTI, JR. has served as Senior Vice President of the Company since April 2000. From February 1999 to April 2000, Mr. Geonnotti served as Vice President of Construction and Development. Previously, Mr. Geonnotti served as Divisional Vice President of Development from September 1996 to February 1999.

         MARK W. OHLENDORF has served as Senior Vice President of the Company since October 1997, as Chief Financial Officer and Treasurer since November 1999 and as Secretary since July 2000. He served as the Chief Financial Officer of Sterling from April 1997 to October 1997. Mr. Ohlendorf served as Vice President, Chief Financial Officer and Treasurer of Vitas Healthcare Corporation from December 1990 to April 1997. Mr. Ohlendorf is a Certified Public Accountant.

         There are no family relationships among any of the executive officers or directors of the Company. Upon the Company's issuance of 1,250,000 shares of Series A 9.75% Cumulative Convertible Pay-In-Kind Preferred Stock ("Series A Stock") on May 31, 2000, the holders of the Series A Stock were given the right to elect four directors to the Company's Board of Directors. On October 10, 2000, Ms. Natalie K. Townsend and Messrs. William E. Colson, Robert Haveman and Jerry L. Tubergen were elected as Series A Directors of the Company by the holders of the Series A Stock to serve until the Company's next annual meeting of stockholders. The Company has agreed to nominate Steven L. Vick to serve as a director of the Company during the term of his employment by the Company pursuant to his employment agreement with the Company. Pursuant to his consulting agreement with the Company, William F. Lasky and the Company have agreed that Mr. Lasky will serve on the Board of Directors of the Company during the first six months of his consulting agreement. See Item 11, "Executive Compensation - Consulting and Employment Agreements." No other arrangement or understanding exists between any director or director nominee and any other person pursuant to which he or she was or is to be selected as a director or director nominee of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and persons who own beneficially more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of such securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with during 2000, except that Mr. Lasky did not report the disposition of 65,038 shares of Common Stock in May 2000 by a corporation that he may be deemed to control until he filed a Form 4 on October 14, 2000, and Mr. Geonnotti did not report his purchase of 1,000 shares of Common Stock in July 2000 until he filed his Form 4 in October 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the cash and non-cash compensation awarded or paid by the Company for services rendered during each of the years in the three year period ended December 31, 2000 to its Chief Executive Officer and to its other most highly compensated executive officers other than the Chief Executive Officer who are required to be included therein ("Named Executives").

                                                                                                    LONG-TERM
                                                                                                   COMPENSATION
                                                                                                    AWARDS (1)
                                                                                                    SECURITIES
                                                                                 OTHER ANNUAL        UNDERLYING
    NAME AND PRINCIPAL POSITION         YEAR        SALARY($)    BONUS($)        COMPENSATION        OPTIONS(#)
    ---------------------------         ----        ---------    --------        ------------      -------------
Steven L. Vick                          2000        $269,415     $225,000                 --              --
President and Chief Operating           1999         273,367           --                 --          44,757
Officer                                 1998         229,327           --                 --              --

Mark W. Ohlendorf                       2000         278,919      225,000                 --              --
Chief Financial Officer and             1999         221,743           --                 --              --
Senior Vice President                   1998         200,254           --                 --          30,811

Anthony R. Geonnotti, Jr.               2000         169,300       20,183                 --          10,000
Senior Vice President                   1999         112,173       12,107                 --              --
                                        1998         117,101       14,880                 --          15,000

William F. Lasky                        2000         373,543      130,000           $678,071              --
Vice Chairman, Former President         1999         442,920           --                 --         227,027
and Chief Executive Officer             1998         360,469           --                 --              --

G. Faye Godwin (2)                      2000         196,506           --                 --              --
Former Executive Vice President         1999         214,685           --                 --          28,378
                                        1998         182,200           --                 --              --

Paul C. Pebley (3)                      2000         176,998       30,000                 --          24,385
Former Senior Vice President            1999         158,025        9,167                 --              --
                                        1998          64,264           --                 --           7,297

---------------

(1) Represents options granted under the Company's Amended and Restated 1995 Incentive Compensation Plan (the "1995 Plan"). Generally, subject to accelerated vesting upon a change in control, one-fourth of the options become exercisable on each of the first through fourth anniversaries of the grant date, except with respect to (i) options granted to these individuals in 1998 which became exercisable 50% on the second anniversary of the grant date, 75% on the third anniversary of the grant date and 100% on the fourth anniversary of the grant date,
         (ii) options granted to Messrs. Vick and Ohlendorf prior to November 1, 2000, the date of their new employment agreements, all of which expired to the extent not exercised prior to January 15, 2001, and (iii) options granted to Mr. Lasky, all of which, to the extent not exercised by November 30, 2000, have expired.
(2)      Ms. Godwin resigned as an executive officer of the Company in March
         2001.
(3)      Mr. Pebley resigned as an executive officer of the Company in April
         2001.

OPTIONS GRANTED IN LAST FISCAL YEAR

                                                       SECURITIES       RESTRICTED STOCK         SECURITIES
                                STOCK OPTIONS          UNDERLYING           OPTIONS              UNDERLYING
NAME                              GRANTED($)        OPTIONS/SARS(#)        GRANTED($)          OPTIONS/SARS(#)
----                            -------------       ---------------     ----------------       ---------------
Steven L. Vick                            --                 --                 --                  --

William F. Lasky                          --                 --                 --                  --

Mark W. Ohlendorf                         --                 --                 --                  --

G. Faye Godwin                            --                 --                 --                  --

Paul C. Pebley                    138,750.65             24,385                 --                  --

Anthony R. Geonnotti, Jr           56,900.00             10,000                 --                  --

2000 AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

         The following table sets forth information concerning the value of options exercised by the Named Executives during 2000 and the value at December 31, 2000 of unexercised options held by each such officer.

                                                                     NUMBER OF SECURITIES
                                    NUMBER OF                       UNDERLYING UNEXERCISED            VALUE OF
                                 SHARES ACQUIRED      VALUE           OPTIONS AT 12/31/00            UNEXERCISED
NAME                              ON EXERCISE        REALIZED     EXERCISABLE/UNEXERCISABLE(1)     IN-THE-MONEY(2)
----                             ---------------     --------     ----------------------------     ---------------
Steven L. Vick                          --              --                44,378/22,379                   0/0

William F. Lasky                        --              --                     --                          --

Mark W. Ohlendorf                       --              --              133,766/18,194                    0/0

G. Faye Godwin                          --              --                     --                          --

Paul C. Pebley                          --              --                     --

Anthony R. Geonnotti, Jr.               --              --                     --                          --

(1) All of the unexercised options held by Messrs. Vick and Ohlendorf, as of December 31, 2000, expired on January 15, 2001.

(2) Calculated on the basis of the fair market value of the underlying securities on December 31, 2000 ($1.00 per share) minus the exercise price.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Compensation Committee is comprised of Timothy J. Buchanan, Robert Haveman and William G. Petty, Jr. There are no compensation committee interlocks.

CONSULTING AND EMPLOYMENT AGREEMENTS

         CONSULTING AGREEMENT WITH WILLIAM F. LASKY. In November 2000, the Company and Mr. Lasky entered into a consulting agreement simultaneously with Mr. Lasky's resignation as President and Chief Executive Officer of the Company and his election as Vice Chairman of the Company. Pursuant to the terms of this consulting agreement, Mr. Lasky has agreed to provide consulting services to the Company for a one-year period ending in November 2001. Pursuant to the consulting agreement, the Company paid Mr. Lasky $600,000 in November 2000 in consideration of the termination of Mr. Lasky's prior employment agreement and in lieu of payment of certain accrued employment-related obligations of the Company to Mr. Lasky. During the one-year term of the consulting agreement, the Company has also agreed to pay Mr. Lasky the amount of $38,750 per month and to continue his benefits under the Company's health, life and long-term disability insurance plans. During the first six months of the consulting term, the Company has agreed that Mr. Lasky shall continue to serve on the Company's Board of Directors unless the Chairman of the Board shall request his resignation. The consulting agreement also provides that Mr. Lasky will not disclose certain proprietary information belonging to the Company or otherwise compete with the Company during the one-year term of the consulting agreement. In connection with the execution of the consulting agreement, the Company agreed to release a general partnership that is 50% owned and controlled by Mr. Lasky from certain obligations to pay the Company accrued management fees and advances, conditioned upon the Company not terminating the consulting agreement for "good cause" during its one-year term. See Item 13, "Certain Relationships and Related Transactions."

         From January 1997 to November, 2000, the Company and Mr. Lasky were parties to an employment agreement. The employment agreement provided that Mr. Lasky shall receive a base salary in an amount determined by the Board; provided, however, that in no event may such base salary be less than $400,000. Pursuant to the employment agreement, Mr. Lasky was entitled to receive incentive bonuses for up to 50% of his base salary payable, at the sole discretion of the Board, if certain objectives are achieved. The employment agreement also provided for the granting of stock options and certain other benefits typical in employment agreements with a senior executive officer. During the term of his employment by the Company pursuant to this agreement, the Company agreed to nominate Mr. Lasky to serve as a director of the Company.

         EMPLOYMENT AGREEMENT WITH STEVEN L. VICK. As of November 1, 2000, the Company entered into an employment agreement with Mr. Vick with a term that expires on December 31, 2003. Pursuant to the employment agreement, Mr. Vick serves the Company as Chief Operating Officer. The agreement is automatically renewed for additional consecutive one-year terms unless timely notice of non-renewal is given by either the Company or Mr. Vick. The employment agreement provides that Mr. Vick shall receive a base salary in an amount determined by the Board; provided, however, that in no event may such base salary be less than $350,000 in 2001, $365,000 in 2002 and $375,000 in 2003. Pursuant to the
agreement, Mr. Vick received an incentive bonus for 2000 in the amount of $125,000 and is entitled to an incentive bonus in future years based on an incentive compensation program approved by the Compensation Committee of the Board of Directors. Pursuant to this employment agreement, Mr. Vick received a non-qualified option grant for 500,000 shares on January 5, 2001, which options are exercisable at $1.31 per share and which options vests over a three-year period, subject to special accelerated vesting in the event Mr. Vick's employment is terminated under certain circumstances and full vesting in the event of a "change of control" of the Company, as defined in the employment agreement. In addition, pursuant to the employment agreement, the Company awarded Mr. Vick 33,378 shares of Common Stock on January 5, 2001, which shares are "restricted stock" under the Company's 1995 Plan and, as such, are subject to being forfeited to the Company if the executive's employment with the Company terminates under certain circumstances prior to the lapsing of such restrictions, which will occur over a three-year term (subject to certain acceleration provisions). Mr. Vick is entitled to a payment equal to 36 months of his then current base salary plus annualized bonus pay during the contract term in the event of a "change of control" of the Company if his employment is thereafter terminated by the Company without "cause" or by him for "good reason." Absent a change of control, if Mr. Vick's employment is terminated by the Company "without cause" or by him for "good reason," then he is eligible to continue to receive his base salary (together with any applicable bonus) and employee benefits for a period of 12 months (unless arising out of his death or disability, in which event such payments shall be made over an 18 month term). During the term of his employment by the Company pursuant to this agreement, the Company has agreed to nominate Mr. Vick to serve as a director of the Company. Finally, the employment agreement provides that Mr. Vick will not disclose certain proprietary information belonging to the Company or otherwise compete with the Company for a period of 12 months following his termination of employment except for termination by the Company without cause or by Mr. Vick for "good reason."

         From October 1997 to November 2000, the Company and Mr. Vick were parties to an employment agreement. Pursuant to this employment agreement, Mr. Vick serves the Company as Chief Operating Officer. The employment agreement provided that Mr. Vick shall receive a base salary in an amount determined by the Board; provided, however, that in no event may such base salary be less than $225,000. Pursuant to the employment agreement, Mr. Vick was entitled to receive incentive bonuses payable, at the sole discretion of the Board, if certain objectives are achieved. The employment agreement also provided for the granting of stock options at the same time and on the same terms as grants to the Company's other senior executives and certain other benefits typical in employment agreements with a senior executive officer. During the term of his employment by the Company pursuant to this agreement, the Company agreed to nominate Mr. Vick to serve as a director of the Company.

         EMPLOYMENT AGREEMENT WITH MARK W. OHLENDORF. As of November 1, 2000, the Company entered into an employment agreement with Mr. Ohlendorf with a term that expires on December 31, 2003. Pursuant to the employment agreement, Mr. Ohlendorf serves the Company as Chief Financial Officer. The agreement is automatically renewed for additional consecutive one-year terms unless timely notice of non-renewal is given by either the Company or Mr. Ohlendorf. The employment agreement provides that Mr. Ohlendorf shall receive a base salary in an amount determined by the Board; provided, however, that in no event may such base salary be less than $325,000 in 2001, $340,000 in 2002 and $350,000 in
2003. Pursuant to the agreement, Mr. Ohlendorf received an incentive bonus for 2000 in the amount of $125,000 and is entitled to an incentive bonus in future years based on an incentive compensation program approved by the Compensation Committee of the Board of Directors. Pursuant to this employment agreement, Mr. Ohlendorf received a non-qualified option grant for 500,000 shares on January 5, 2001, which options are exercisable at $1.31 per share and which options vests over a three-year period, subject to special accelerated vesting in the event Mr. Ohlendorf's employment is terminated under certain circumstances and full vesting in the event of a "change of control" of the Company, as defined in the employment agreement. In addition, pursuant to the employment agreement, the Company awarded Mr. Ohlendorf 75,980 shares of Common Stock on January 5, 2001, which shares are "restricted stock" under the Company's 1995 Plan and, as such, are subject to being forfeited to the Company if the executive's employment with the Company terminates under certain circumstances prior to the lapsing of such restrictions, which will occur over a three-year term (subject to certain acceleration provisions).. Mr. Ohlendorf is entitled to a payment equal to 36 months of his then current base salary plus annualized bonus pay during the contract term in the event of a "change of control" of the Company if his employment is thereafter terminated by the Company without "cause" or by him for "good reason." Absent a change of control, if Mr. Ohlendorf's employment is terminated by the Company "without cause" or by him for "good reason," then he is eligible to continue to receive his base salary (together with any applicable bonus) and employee benefits for a period of 18 months. Finally, the employment agreement provides that Mr. Ohlendorf will not disclose certain proprietary information belonging to the Company or otherwise compete with the Company for a period of 12 months following his termination of employment except for termination by the Company without cause or by Mr. Ohlendorf for "good reason."

         From October 1997 to November 2000, the Company and Mr. Ohlendorf were parties to an employment agreement. The agreement provided that Mr. Ohlendorf shall receive a base salary in an amount determined by the Board; provided, however, that in no event may such base salary be less than $190,000. Pursuant to the agreement, Mr. Ohlendorf was entitled to receive incentive bonuses payable, at the sole discretion of the Board, if certain objectives are achieved. The employment agreement also provided for the granting of certain stock options and certain other benefits typical in employment agreements with senior executive officers.

1995 INCENTIVE COMPENSATION PLAN

         The 1995 Plan provides key employees (who may also be directors) of the Company and its subsidiaries performance incentives and also provides a means of encouraging stock ownership in the Company by such persons. Under the 1995 Plan, key employees of the Company or its affiliates are eligible to receive stock options to purchase shares of, and grants of shares of "restricted stock" of, the Company's Common Stock. The 1995 Plan currently allows a maximum number of shares to be subject to options and restricted stock awards of 2,500,000. Options and restricted stock awards are granted under the 1995 Plan on the basis of the optionee's contribution to the Company, and no option may exceed a term of ten years. Options granted under the 1995 Plan may be either incentive stock options or options that do not qualify as incentive stock options. The Company's Compensation Committee is authorized to designate the recipients of options and restricted stock grants, the dates of grants, the number of shares subject to options or grants, the option price, the terms of payment on exercise of the options, the vesting and restriction provisions and the time during which the options may be exercised. The price of incentive stock options granted under the 1995 Plan cannot be less than the fair market value of the shares at the time the options are granted.

         In addition, in connection with the Sterling merger, the Company assumed options to acquire shares of the common stock of Sterling (the "Assumed Options"), and (as of April 10, 2001) the Assumed Options represented options to acquire an aggregate of 48,994 shares of Common Stock.

         Including the Assumed Options and non-plan options, as of April 10, 2001 options to purchase an aggregate of 1,737,831 shares of Common Stock were granted and outstanding at a weighted average exercise price of $11.84 per share, of which options to purchase 534,751 shares were exercisable at such date.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of April 10, 2001 by: (i) each person known by the Company to own more than 5% of the outstanding shares of Common Stock: (ii) each of the Company's directors; (iii) each of the Company's executive officers included in the Summary Compensation Table included elsewhere herein; and (iv) all of the

Company's directors and executive officers as a group. Except as otherwise noted, the person or entity named has sole voting and investment power over the shares indicated.

                                                                     SHARES OF COMMON
                                                                    STOCK BENEFICIALLY
                                                                         OWNED(1)                 SERIES A STOCK(2)
                             NAME                                  NUMBER        PERCENT        NUMBER        PERCENT
                             ----                                ----------      -------       --------       -------
Jerry L. Tubergen (3)(4)+.....................................   12,850,410       40.4%        1,205,776       91.2%

Richard M. DeVos, Jr. (3)(4). ................................   12,715,400       40.0         1,205,776       91.2

Robert Haveman (3)(5)+........................................   10,513,828       33.0         1,205,776       91.2

Elsa D. Prince (3)(5).........................................   10,437,367       32.8         1,205,776       91.2

The Toronto-Dominion Bank (6).................................   10,404,250       32.0

HBK Investments L.P. (8)......................................    9,834,375       30.8

RDVEPCO, L.L.C.(3)(7).........................................    9,716,026       30.5

AR Investments, Ltd.(9).......................................    2,167,900        9.8

Dimensional Fund Advisors(10).................................    1,860,900        8.4

Warburg Pincus Asset Management, Inc.(11).....................    1,263,100        5.7

Transamerica Corporation and Transamerica Investment
Services, Inc. (12)...........................................    1,149,900        5.2

Timothy J. Buchanan (13)+.....................................      811,934        3.7

Steven L. Vick (14)+++........................................      735,573        3.3

Holiday Retirement 2000, LLC (3)(15)..........................      560,846        2.5           116,346        8.8

William F. Lasky +............................................      344,519        1.6

William G. Petty, Jr.(16)+....................................      137,658          *

Mark W. Ohlendorf++............................................      75,980          *

Gene E. Burleson (17)+........................................       48,167          *

Anthony R. Geonnotti, Jr. (18)++..............................       13,782          *

William E. Colson (15)+.......................................        2,500          *

Natalie Townsend (19)+........................................            0          *

All Executive Officers and Directors as a Group
(11 Persons)(20)..............................................   15,190,368       44.5

---------------

+        Director of the Company.
++ Executive officer of the Company. See Item 10, "Directors and Executive Officers of the Registrant."
*        Less than 1%.

(1) Information as to the beneficial ownership of Common Stock has either been furnished to the Company by or on behalf of the indicated persons or is taken from reports on file with the Securities and Exchange Commission.

(2) Shares of Series A Stock are convertible at any time at the holder's option into shares of the Company's Common Stock. Therefore, shares listed in the "Series A Stock" column are included in the shares listed in the respective owner's "Common Stock" column.

(3) On May 31, 2000, Alterra completed a financing transaction in which it issued $173 million of convertible debentures and convertible preferred shares to certain investors, including RDVEPCO, L.L.C., a Michigan limited liability company ("RDVEPCO"), the Elsa D. Prince Living Trust (the "Prince Trust"), RDV Manor Care, LLC, a Michigan limited liability company ("RDVMC"), Holiday Retirement 2000, LLC, a Washington limited liability company ("Holiday"), Group One Investors, L.L.C., a Michigan limited liability company ("Group One") and HBK Master Fund L.P., a Cayman Islands limited partnership (the "Equity Transaction"). The securities issued in the Equity Transaction included: (i) $168 million of the Company's Series A, Series B and Series C 9.75% Convertible Pay-In-Kind Debentures due 2007 (collectively, the "Debentures") with a conversion price of $4.00 per share, a 9.75% semi-annual payment-in-kind ("PIK") coupon and a seven year maturity and (ii) $5 million of shares of the Company's Series A Stock with a conversion price of $4.00 per share, a 9.75% semi-annual, cumulative PIK dividend and a mandatory redemption in seven years. The Series A and the Series C Debentures and the Series A Stock are convertible at any time at the applicable holder's option into shares of Common Stock of the Company. The Series B Debentures are convertible at any time at the applicable holder's option into shares of the Company's Series B Non-Voting Participating Preferred Stock (the "Series B Stock") having rights (other than voting rights) substantially similar to the Company's Common Stock. Additional information regarding the Equity Transaction is included in Item 13, "Certain Relationships and Related Transactions."

         As a part of the Equity Transaction, the Company had the option to issue to approved parties, and the investors had the option to purchase, up to an additional $29.9 million of Series B or C Debentures within 120 days of May 31, 2000. On August 10, 2000, the Company issued an additional $29.9 million of Series B Debentures to The Toronto-Dominion Bank ("Toronto-Dominion") pursuant to this option provision. Accordingly, the aggregate transaction amount of the Equity Transaction was approximately $203 million. As further described in the notes below, beneficial ownership information reflected in this table includes shares of Common Stock issuable upon the conversion of Series A and C Debentures and Series A Stock issued in the Equity Transaction.

(4)      Based upon a Schedule 13D filed on June 12, 2000, as amended
         December 11, 2000, by RDV ALTCO, L.L.C., a Michigan limited liability company, RDV Corporation, a Michigan corporation, Richard M. DeVos, Jr., Daniel G. DeVos, Suzanne C. DeVos VanderWeide, Douglas L. DeVos, Jerry L. Tubergen, Elisabeth D. DeVos, Helen J. DeVos, The Richard M. and Helen J. DeVos Foundation, The Dick and Betsy DeVos Foundation, The Douglas and Maria DeVos Foundation, The Jerry L. and Marcia D. Tubergen Foundation, Windquest Group, Inc., a Michigan corporation, Buttonwood Capital, Inc., a Michigan corporation and RDV Capital Management L.P., a Delaware limited partnership (collectively, the "RDV Reporting Persons"), the RDV Reporting Persons may be deemed to beneficially own an aggregate of 12,995,576 shares of Common Stock, including 12,649,624 shares and 12,778,634 shares reflected as beneficially owned by Richard
         M. DeVos, Jr. and Jerry L. Tubergen, respectively. Based upon their
         Schedule 13D, the RDV Reporting Persons as a group have sole power to vote or to direct the vote and sole power to dispose or direct the disposition of 3,200,052 shares of Common Stock. Based upon their
         Schedule 13D, the RDV Reporting Persons, as a group may be deemed to beneficially own (i) 1,140,000 shares of Series A Stock; (ii) $40,722,000 Series A Debentures of the Company; (iii) $4,450,000 of the Company's 7.0% convertible subordinated debentures, due 2004 (the "7% Debentures"); and (iv) $16,000,000 of the Company's 5.25% convertible subordinated debentures, due 2002 (the "5.25% Debentures"), all of which are convertible at any time at the holders' option into 1,140,000, 10,180,500, 219,753 and 556,522 shares of the Company's
         Common Stock, respectively. Assuming conversion of the securities described above, the RDV Reporting Persons will have sole voting and dispositive power with respect to 3,200,052 shares of the Company's Common Stock. Certain shares reported as beneficially owned by the RDV Reporting Persons are also reported as beneficially owned by RDVEPCO and the Prince Reporting Persons (as defined below). For further information regarding the RDV Reporting Persons' beneficial ownership of the Company's Common Stock, please see the Schedule 13D referenced in this note. The principal business address of Richard M. DeVos, Jr. is 7575 Fulton Street East, Ada, Michigan 49355. Mr. Tubergen's principal business address is 500 Grand Bank Building, 126 Ottawa, N.W. Grand Rapids, Michigan 49503. In addition, the RDV Reporting Persons, including Richard M. DeVos, Jr. and Jerry L. Tubergen, may be deemed to beneficially own 65,776 shares of Series A Stock, as issued to RDVEPCO pursuant to a dividend on January 2, 2001, which is convertible into Common Stock.

(5) Based upon a Schedule 13D filed on June 12, 2000, by EDP Assisted Living Properties, L.L.C., a Michigan limited liability company, Elsa
         D. Prince and Robert Haveman (collectively the "Prince Reporting Persons"), the Prince Reporting Persons may be deemed to beneficially own an aggregate of 10,674,583 shares of Common Stock, including 10,371,591 shares and 10,452,052 shares reflected as beneficially owned by Elsa D. Prince and Robert Haveman, respectively. Based upon their
         Schedule 13D, the Prince

         Reporting Persons as a group have sole power to vote or to direct the vote and sole power to dispose or direct the disposition of 525,523 shares of Common Stock. Based upon their Schedule 13D, the Prince Reporting Persons, as a group may be deemed to beneficially own (i) 1,140,000 shares of Series A Stock; (ii) $34,041,000 Series A Debentures of the Company; and (iii) $6,950,000 of 7.0% Debentures, all of which are convertible at any time at the holders' option into 1,140,000, 8,510,250, and 343,209 shares of the Company's Common Stock, respectively. Assuming conversion of the securities described above, the Prince Reporting Persons will have sole voting and dispositive power with respect to 525,523 shares of the Company's Common Stock. Certain shares reported as beneficially owned by the Prince Reporting Persons are also reported as beneficially owned by RDVEPCO and the RDV Reporting Persons. For further information regarding the Prince Reporting Persons' beneficial ownership of the Company's Common Stock, please see the Schedule 13D referenced in this note. The Prince Reporting Persons' principal business address is 190 S. River Avenue, Suite 300, Holland, Michigan 49423. In addition, the Prince Reporting Persons, including Elsa D. Prince and Robert Haveman, may be deemed to beneficially own 65,776 shares of Series A Stock, as issued to RDVEPCO pursuant to a dividend on January 2, 2001, which is convertible into Common Stock.

(6) Pursuant to the Equity Transaction, as of August 10, 2000, Toronto-Dominion acquired $29,904,000 of Series B Debentures from the Company and $10,000,000 of Series B Debentures from other debenture holders. Pursuant to an agreement with the Company, Toronto-Dominion has the right to exchange its Series B Debentures for Series C Debentures, which are convertible into Common Stock, subject to compliance by Toronto-Dominion and its affiliates with applicable laws and regulations that restrict their holdings of voting securities. This table reflects Toronto-Dominion's beneficial ownership assuming that it exchanges all of its Series B Debentures for Series C Debentures and converts all of such Series C Debentures into shares of Common Stock. The Company understands, however, that under currently applicable regulatory provisions Toronto-Dominion is prohibited from holding in excess of five percent of the outstanding Common Stock. The Merchant Banking Division of Toronto-Dominion, TD Capital Group, manages Toronto-Dominion's investment in the Company. The principal business address of Toronto-Dominion and TD Capital Group is P.O. Box 1, TD Tower, Toronto, Ontario M5K 1A2, Canada.

(7) Based upon a Schedule 13D filed by RDVEPCO on June 12, 2000, RDVEPCO may be deemed to beneficially own an aggregate of 9,650,250 shares of Common Stock. RDVEPCO was organized in December 1999 for the principal purpose of investing in or engaging in other financial transactions with Alterra. The principal business address of RDVEPCO is 500 Grand Bank Building, 126 Ottawa Avenue, N.W., Grand Rapids, Michigan 49503. RDVEPCO is managed by its two members, RDV ALTCO, L.L.C. and EDP Assisted Living Properties, L.L.C. For additional information regarding RDV ALTCO, L.L.C. and EDP Assisted Living Properties, L.L.C., see notes
         (3) and (4) hereto. Based upon its Schedule 13D, RDVEPCO has sole power to vote or direct the vote and sole power to dispose or to direct the disposition of the 9,650,250 shares of Common Stock. Based upon its
         Schedule 13D, RDVEPCO owns (i) 1,140,000 shares of Series A Stock; and
         (ii) $34,041,000 Series A Debentures of the Company, all of which are convertible at any time at RDVEPCO's option into 1,140,000 and 8,510,250 shares of the Company's Common Stock, respectively. In addition, RDVEPCO may be deemed to beneficially own 65,776 shares of Series A Stock, as issued pursuant to a dividend on January 2, 2001, which is convertible into Common Stock. Assuming conversion of such Series A Stock and Series A Debentures, RDVEPCO will have sole voting and dispositive power with respect to 9,716,026 shares of the Company's Common Stock. Certain shares reported as beneficially owned by RDVEPCO are also reported as beneficially owned by the RDV Reporting Persons and the Prince Reporting Persons. For further information regarding RDVEPCO's beneficial ownership of the Company's Common Stock, please see the Schedule 13D referenced in this note.

(8) HBK Master Fund L.P. ("HBK Master Fund") owns $35,096,000 in face amount of the Series C Debentures of the Company, which are convertible into shares of the Company's Common Stock. Assuming conversion of such Series C Debentures, HBK Investments L.P. ("Investments") (pursuant to Investment Management Agreements among the parties) will have sole voting power and sole dispositive power with respect to the 8,774,000 shares of the Company's Common Stock issuable to HBK Master Fund. In addition, HBK Master Fund owns 1,100 shares of Common Stock and $11,370,000 in face amount of the 6.75% convertible subordinated debentures of the Company due 2006 (the "6.75% Debentures"), which are convertible into shares of the Company's Common Stock. Assuming conversion of such 6.75% Debentures, Investments (pursuant to Investment Management Agreements among the parties) will have sole voting power and sole dispositive power with respect to the 557,900 shares of the Company's Common Stock issuable to HBK Master Fund.

         The principal place of business of HBK Master Fund and Investments is 777 Main Street, Suite 2750, Fort Worth, Texas 76102.

(9) Based upon a Schedule 13D filed on January 18, 2000, as amended on January 26, 2000 and February 25, 2000, by AR Investments Limited, a Cayman Islands corporation ("AR Investments"), RH Investments Limited, a Cayman Islands corporation ("RH Investments"), VXM Investments Limited, a Cayman Islands corporation ("VXM Investments"), LXB Investments Limited, a Cayman Islands corporation ("LXB Investments"), HR Investments Limited, a Cayman Islands corporation ("HR Investments"), Barry Trust, a Guernsey, Channel Islands trust, Rachel Trust, a Guernsey, Channel Islands trust, Vivian Trust, a Guernsey, Channel Islands trust, Lillian Trust, a Guernsey, Channel Islands trust, Henry Trust, a Guernsey, Channel Islands trust, The Monument Trust Company Limited, a Guernsey, Channel Islands corporation, IPC Advisors S.A.R.L., a Luxembourg corporation, LMR Investments Limited, a Cayman Islands corporation, The LMR Family Trust, a Cayman Islands Trust and Caledonian Bank & Trust Limited, a Cayman Islands corporation (collectively, the "Reporting Persons"), AR Investments, RH Investments, VXM Investments, LXB Investments, and HR Investments own an aggregate of 2,167,900 shares of Common Stock. According to the
         Schedule 13D, each Reporting Person may be deemed to be a beneficial owner of all 2,167,900 shares of Common Stock held by the Reporting Persons. The Reporting Persons as a group have sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of the 2,167,900 shares of Common Stock. The principal place of business of the Reporting Persons is c/o Unsworth & Associates, Herengracht 483, 1017 BT, Amsterdam, The Netherlands.

(10) Based upon its Schedule 13G filed on February 2, 2001, Dimensional Fund Advisors Inc. is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Its principal place of business is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. Dimensional Fund Advisors Inc. has sole voting power with respect to all of the share of the Company's Common Stock held by it.

(11) Based upon its Schedule 13G filed on January 13, 1999, Warburg Pincus Asset Management, Inc. ("Warburg Pincus") is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Its principal place of business is 466 Lexington Avenue, New York, New York 10017. Of the total shares of the Company's Common Stock held by Warburg Pincus, it has sole voting power with respect to only 1,034,000 of such shares.

(12) Based upon their Schedule 13G filed on February 16, 1999, as amended January 22, 2000, Transamerica Investment Services, Inc. ("TIS") is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and is a subsidiary of Transamerica Corporation ("Transamerica"). Transamerica's principal place of business is 600 Montgomery Street, San Francisco, California 94111, and TIS' principal place of business is 1150 Olive Street, Los Angeles, California 90015. Transamerica may be deemed to be the beneficial owner of 1,149,900 shares of the Company's Common Stock, of which 125,000 shares are owned directly by Transamerica. The remaining 1,024,900 shares of the Company's Common Stock, including 744,500 of such shares, are beneficially owned by direct and indirect subsidiaries of Transamerica. TIS is deemed to be the beneficial owner of 1,149,000 shares of the Company's Common Stock pursuant to separate arrangements whereby TIS acts as investment adviser to certain individuals and entities, including two insurance company subsidiaries of Transamerica. Each of the individuals and entities for which TIS acts as investment adviser has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities held or purchased pursuant to such arrangements.

(13) Mr. Buchanan's beneficial ownership includes (i) 154,600 shares owned beneficially by Mr. Buchanan's spouse, Meredith Gail Buchanan; (ii) 50,000 shares owned jointly with Mr. Buchanan's spouse, Meredith Gail Buchanan; (iii) 22,000 shares held in trust for Mr. Buchanan's children for which trusts Mr. Buchanan is sole trustee; (iv) 11,000 shares beneficially owned by The Buchanan Family Foundation of which Mr. Buchanan is the sole trustee; and (v) 39,027 shares issuable upon the exercise of options that are exercisable on or within 60 days of April 10, 2001.

(14) Mr. Vick's beneficial ownership includes (i) 674,495 shares owned jointly with Mr. Vick's spouse, Susan C. Vick; (ii) 22,000 shares held in trust for Mr. Vick's children for which trusts Mr. Vick is the sole trustee; and (iii) 5,700 shares beneficially owned by The Vick Foundation of which Mr. Vick is the sole trustee.

(15) Holiday, a limited liability company organized for the principal purpose of participating in the Equity Transaction with Alterra, acquired 110,000 shares of Series A Stock, $1,778,000 of Series A Debentures and $3,782,000 of Series B Debentures in the Equity Transaction. The principal place of business of

         Holiday is 3131 Elliott Avenue, Suite 500, Seattle, Washington 98121. Holiday is managed by Daniel R. Baty, who may be deemed to beneficially own the shares of Common Stock and Series A Stock beneficially owned by Holiday. William E. Colson holds member interests in Holiday, but disclaims beneficial ownership of these shares.

(16) Mr. Petty's beneficial ownership includes options to acquire 94,628 shares exercisable within 60 days of April 10, 2001.

(17) Mr. Burleson's beneficial ownership includes options to acquire 8,141 shares exercisable within 60 days of April 10, 2001.

(18) Mr. Geonnotti's beneficial ownership includes options to acquire 11,942 shares exercisable within 60 days April 10, 2001.

(19) Ms. Townsend serves as President of TD Capital Group, the Merchant Banking Division of Toronto-Dominion. However, Ms. Townsend disclaims beneficial ownership of any shares of the Company's capital stock beneficially owned by Toronto-Dominion. See note (5) above with respect to shares beneficially owned by Toronto-Dominion.

(20) Includes options to acquire 194,327 shares exercisable within 60 days of April 10, 2001.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company provided payroll processing and financial statement preparation services to six assisted living residences in Wisconsin for a partnership that is 50% owned and controlled by Mr. Lasky, the Company's Vice Chairman. Pursuant to this arrangement, the Company charged an annual fee of $10,000. Accrued fees owing to the Company by this partnership for previously provided management services and operating advances were $715,000 and $763,000 at December 31, 1999 and 2000, respectively. These accrued fees and advances were conditionally released by the Company in connection with the Company entering into a consulting agreement with Mr. Lasky in November 2000.

         Until it expired in April 1998, the Company was party to a services agreement with PK & Co., a limited liability company controlled by William G. Petty, Jr. and John W. Kneen. Pursuant to the services agreement, PK & Co. provided management, financial and strategic planning services to the Company on a fee basis, including without limitation, the services of Mr. Petty as Chairman of the Board. The Company paid fees of $50,000 to PK & Co. in 1999 and has paid $200,000 of fees to PK & Co. in 2000 relating to services rendered by PK & Co. and its affiliates in 1999 and 2000. In the future, the Company intends to continue to utilize PK & Co. and its affiliates to provide similar services on a project by project basis.

         The Company has retained a construction management/development firm active in the Pennsylvania, New Jersey and Delaware markets to assist the Company in developing new residences in these markets. Anthony R. Geonnotti, Jr. a Senior Vice President of the Company, owns approximately 5% of this firm and Mr. Geonnotti's wife owns approximately 30% of this firm. Development and construction expenditures, including construction management fees paid by the Company to this firm during 2000 were $17.0 million.

         In December 1999, the Company entered into a bridge loan arrangement with RDVEPCO (the "Bridge Lender"), an investment entity owned and controlled by certain affiliates of the Company (see notes (2), (3), (4) and (6) to the table under the caption "Security Ownership of Certain Beneficial Owners and Management"), in connection with the Company's repurchase of 19 Alterra residences then leased from a health care REIT (the "REIT Residences"). Pursuant to this arrangement, the Company borrowed $14.0 million (the "Tranche A Loan") for working capital purposes and $30.0 million ("Tranche B Loan") as bridge financing for its initial purchase of seven REIT Residences in December 1999. The Tranche A Loan had a term of up to 12 months and bore interest at an initial annual rate of 8% for the first three months, 9% for the next three months and increasing thereafter by 0.5% per month. The Tranche A Loan was secured by mortgages on certain land and a stock pledge of a subsidiary corporation (the "Holding Subsidiary") formed to serve as the holding company for the subsidiary formed to acquire the REIT Residences. The Tranche B Loan had a term of up to six months, bore interest at an annual rate of 10% for the first three months and at a rate escalating by 0.5% per month thereafter. The Tranche B Loan was secured by mortgages on the seven REIT Residences acquired with the proceeds from the Tranche B Loan.

         In connection with this bridge loan arrangement, the Bridge Lender was paid commitment and loan fees aggregating $820,000, acquired a $1.0 million redeemable, convertible preferred stock interest in the Holding Subsidiary and was given the right to co-invest in certain future Alterra equity transactions by converting its Tranche A Loan receivable into an equity investment in Alterra. The Holding Subsidiary preferred stock acquired by the Bridge Lender accrued dividends at 8% per annum, was convertible at any time after December 31, 2000 into common shares of the Holding Subsidiary representing approximately 35% of the outstanding common stock of the Holding Subsidiary and could be redeemed by Holding Subsidiary at any time for an amount equal to the fair market value of the Holding Subsidiary preferred stock at that time provided that such fair market value shall in no event exceed the sum of (i) its stated value of $1.0 million, (ii) the accrued and unpaid dividends thereon and
(iii) a redemption premium of $1.5 million if redeemed on or before March 31, 2000, increasing by $300,000 per month thereafter.

         In February 2000, the Company borrowed an additional $20.0 million from the Bridge Lender by amending and increasing the amount borrowed under its Tranche A Loan. Upon amending the Tranche A Loan, the interest rate on this loan increased to 10% per annum. As additional security for the Tranche A Loan, the Company granted the Bridge Lender mortgages on six residences. Of the $20.0 million additional advance on the Tranche A Bridge Loan, $4.1 million was placed in escrow to facilitate the funding of the remaining construction costs with respect to the mortgaged residences. A facility fee of $800,000 was paid to the Bridge Lender upon the closing of the amended Tranche A Bridge Loan.

         In February 2000, the Company acquired the remaining 12 REIT Residences. In connection therewith, the Company obtained $60.0 million of mortgage financing from one of its bank lenders, and utilized $30.0 million of the proceeds to purchase the 12 REIT Residences and $30.0 million to repay the Tranche B Loan. Pursuant to the Equity Transaction, on May 31, 2000, the Company
(i) issued 1,140,000 shares of Series A Stock, $34,041,000 in face amount of Series A Debentures and $6,617,000 of Series B Debentures to the Bridge Lender as payment in full of principal and accrued interest on the Tranche A Loan and
(ii) issued $3,137,000 in face amount of Series B Debentures to purchase the Holding Company preferred stock held by the Bridge Lender based on the redemption price of such preferred stock.

         Pursuant to the Equity Transaction consummated on May 31, 2000, the Company issued Series A Stock and Series A, B and C Debentures to affiliates of certain directors and principal stockholders and debenture holders of the Company. See "Security Ownership of Certain Beneficial Owners and Management." The parties participating in the Equity Transaction consummated on May 31, 2000, and the consideration paid by such parties for securities issued to them by the Company, are summarized below:

- As described above, RDVEPCO acquired shares of Series A Stock and Series A and B Debentures in full satisfaction of amounts due RDVEPCO pursuant to the Tranche A Loan and in exchange for the Holding Company preferred stock.

- The Company issued $20,896,000 in face amount of Series A and B Debentures to Group One, an investment entity formed to develop and own a portfolio of 14 assisted living residences managed by the Company. By acquiring Group One's equity interest in this portfolio, the Company acquired 100% ownership of this 14 residence portfolio. Group One's interest in this portfolio was valued at an amount equal to Group One's funded equity investment in this portfolio. Upon the subsequent liquidation of Group One, RDV Assisted Living, L.L.C., and the Prince Trust received $9,110,500 and $4,179,000, respectively, of face amount of Series A and B Debentures issued to Group One.

- The Company issued $9,793,500 and $4,878,000 in face amount of Series B debentures to the Prince Trust and RDVMC in exchange for the transfer to the Company of their respective equity interests in an investment entity formed to invest in joint ventures operating a portfolio of 26 residences managed by the Company (the "TPI-HCR Joint Venture"). These equity interests were valued, for the purpose of this exchange, at an amount intended to be equivalent to the allocable proceeds that would have been payable to these parties had the Company exercised its call option for the TPI-HCR Joint Venture and the investment entity were liquidated. This call option provision provided for a return of such parties' capital contribution to the TPI-HCR Joint Venture plus a 25% compounded annual rate of return.

- The Company issued $28,096,000 in face amount of Series C Debentures to the HBK Master Fund in consideration of the transfer to the Company of $31,706,000 in face amount of the Company's 5.25% Debentures due December 15, 2002 and $9,645,000 in face amount of the Company's 7.0% Debentures due June 1, 2004.

- In consideration of a cash investment by these parties, the Company issued (i) 110,000 shares of Series A Stock and $5,560,000 in face amount of Series A and B Debentures to Holiday, (ii) $7,000,000 in face amount of Series C Debentures to HBK Master Fund and (iii) $48,003,000 in face amount of Series B Debentures to RDVEPCO.

         In August 2000, the Company issued $29.9 million of Series B Debentures to Toronto-Dominion in consideration of a $29.9 million cash investment, which resulted in the Equity Transaction having an aggregate transaction amount of $203 million. In 2000 the Company paid commitment fees of $2,739,000 and $261,000 to RDVEPCO and Holiday, respectively, in connection with the Equity Transaction.

         On March 5, 2001, the Company closed on a $7.5 million bridge loan provided by RDVEPCO, Holiday, HBK Master Fund and Toronto Dominion. The bridge loan has a six-month term and bears interest at an escalating interest rate, commencing at 10% per annum for the first three months, 11% per annum for the next three months and, if the maturity of the bridge loan is extended, escalating by one-half of one percent for each month thereafter. The bridge loan is secured by first mortgages on two residences in construction, three vacant residences held for disposition and several parcels of raw land.

         At the Company's option, the six-month term of the loan may be extended by an additional six months whereupon the bridge loan will become convertible into convertible subordinated debentures of the Company having rights and terms substantially similar to the Company's Series B Debentures, but having a conversion price equal to the greater of (i) $75 per share of Series B Stock (a common stock equivalent price of $0.75 per share) and (ii) if during the original six month term of the bridge loan the Company has sold any shares of common stock or Series B Stock (or any securities convertible into common stock or Series B Stock) in a transaction resulting in gross proceeds of in excess of $5 million, the equivalent price per share of such common stock or Series B preferred stock (or the conversion price thereof, whichever is applicable). Pursuant to the agreements with the bridge lenders, the bridge lenders will be entitled to participate in any transaction involving the issuance by the Company of equity or equity-linked securities during the term of the bridge loan.

         As an inducement to make the bridge loan, the Company issued the bridge lenders warrants to purchase an aggregate of 60,000 shares of a newly designated class of the Company's preferred stock, the Series B-1 Non-Voting Participating Preferred Stock (the "Series B-1 Preferred Stock"), having rights and terms substantially similar to the Company's Series B Stock. Like the Series B Stock, each share of the Series B-1 Preferred Stock underlying the warrants has rights, other than voting rights, substantially similar to 100 shares of common stock of the Company. The five-year warrants are exercisable at a price of $75 per share for 20,000 shares of the Series B-1 Preferred Stock, $100 per share for 20,000 shares of the Series B-1 Preferred Stock and $125 per share for 20,000 shares of the Series B-1 Preferred Stock. Pursuant to the anti-dilution provisions operative in the $213.8 million of outstanding 9-3/4% convertible pay-in-kind debentures and preferred stock originally issued in the Equity Transaction, upon the issuance of these warrants the effective conversion price for these debentures and the Series A Stock decreased from $4.00 to $3.36 per share of common stock for the Series A and Series C Debentures and from $400 to $336 per share of Series B Stock for the Series B Debentures. (The actual conversion price for the Series A and C Debentures and the Series A stock remains at $4.00 per share and for the Series B Debentures remains at $400 per share; however, upon conversion of these convertible securities the holder thereof will now also receive shares of Series B-1 Preferred Stock, in addition to Common Stock, in such amounts as to provide such holder an equity interest in the Company as though the conversion price for the Series A and C Debentures and Series A Stock on the one hand, and the Series B Debentures on the other hand, were decreased to $3.36 and $336 per share, respectively.) In the event the bridge loan becomes convertible or the Company issues equity or equity-linked securities at prices that are below the adjusted conversion prices for the 9-3/4% convertible debentures, the effective conversion prices will be reduced further pursuant to the anti-dilution provisions of these debentures.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ALTERRA HEALTHCARE CORPORATION.



                                       By: /s/ Mark W. Ohlendorf
                                          --------------------------------------
                                          Mark W. Ohlendorf
                                          Senior Vice President, Chief Financial
                                          Officer, Treasurer and Secretary


Dated: April 30, 2001