Form 10-Q
period 2001-03-31
ALTERRA HEALTHCARE CORP
filed 2001-05-15
CIK 1013218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

Form 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-12000

ALTERRA HEALTHCARE CORPORATION

Delaware (State or other jurisdiction of incorporation or organization)	39-1771281 (IRS employer identification no.)

10000 Innovation Drive, Milwaukee, WI (Address of principal executive offices)	53226 (Zip code)

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

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of March 31, 2001: 22,109,810.

ALTERRA HEALTHCARE CORPORATION

INDEX

Part I. Financial Information

		Page No.
Item 1.	Financial Statements:

	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000	1

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2000	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000	3

	Notes to Condensed Consolidated Financial Statements	4 - 6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of	7 - 16
	Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

	Part II. Other Information

Item 1.	Legal Proceedings	17

Item 2.	Changes in Securities and Use of Proceeds	17-18

Item 3.	Defaults Upon Senior Securities	18

Item 6.	Exhibits and Reports on Form 8-K	18 - 19

PART 1 - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,424	$23,688
Accounts receivable, net	10,819	11,782
Notes receivable, net	5,176	4,963
Assets held for sale	157,232	154,775
Other current assets	40,902	56,832
Total current assets	238,553	252,040
Property and equipment, net	890,359	891,880
Restricted cash and investments	29,415	21,507
Goodwill, net	10,092	10,276
Other assets	47,057	52,062
Total assets	$1,215,476	$1,227,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term obligations	$634,490	$214,890
Current debt maturities on assets held for sale	96,707	98,828
Short-term notes payable	16,642	9,986
Accounts payable	7,679	11,854
Accrued expenses	51,312	42,778
Deferred rent and refundable deposits	13,475	2,930
Total current liabilities	820,305	381,266
Long-term obligations, less current installments	377,401	403,036
Convertible debt	---	395,914
Deferred gain on sale and other	13,017	5,286
Total liabilities	1,210,723	1,185,502
Minority interest	4,471	4,506
Redeemable preferred stock	4,903	4,898
Stockholders' equity:
Preferred stock, 2,500,000 shares authorized; 1,550,000 and 1,250,000 of which were designated at March 31, 2001 and December 31, 2000, none of which were outstanding	---	---
Common stock, $.01 par value; 100,000,000 shares authorized; of which 22,111,671 and 22,109,810 were issued and outstanding, on March 31, 2001 and December 31, 2000	221	221
Treasury stock, $.01 par value; 11,639 shares in 2001and 2000	(163)	(163)
Additional paid-in capital	179,526	179,384
Accumulated deficit	(184,205)	(146,583)
Total stockholders' equity	(4,621)	32,859
Total liabilities and stockholders' equity	$1,215,476	$1,227,765

See accompanying notes to condensed consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In Thousands)

	Three Months Ended March 31
	2001	2000
Revenue:
Resident service fees	$126,536	$101,445
Other	1,767	5,111
Operating revenue	128,303	106,556

Operating expenses (income):
Residence operations	87,065	66,186
Lease expense	20,950	20,247
Lease income	(5,544)	(8,729)
General and administrative	11,411	10,976
Loss on disposal	2,475	----
Depreciation and amortization	9,383	7,669
Loss on lease terminations	9,561	---
Total operating expenses	135,301	96,349
Operating (loss) income	(6,998)	10,207

Other income (expense):
Interest expense, net	(17,248)	(15,302)
Amortization of financing costs	(2,428)	(1,616)
Convertible debt paid in kind ("PIK") interest	(6,352)	--
Equity in losses of unconsolidated affiliates	(4,522)	(2,376)
Minority interest in (losses) income of consolidated subsidiaries	(44)	509
Total other expense, net	(30,594)	(18,785)

Loss before income taxes	(37,592)	(8,578)

Income tax (expense) benefit	(30)	3,260

Net loss	$(37,622)	$(5,318)

Earnings per common share - basic and diluted:
Net loss per common share - basic and diluted	$(1.70)	$(0.24)
Weighted average common shares outstanding:
Basic	22,110	22,103
Diluted	22,110	22,103

See accompanying notes to condensed consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)
	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(37,622)	$(5,318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,383	7,669
PIK Interest	6,352	--
Amortization of deferred financing	2,428	1,616
Loss on disposal	2,475	--
Deferred income taxes	30	(3,282)
Equity in net loss from investments in unconsolidated affiliates	4,522	2,376
Minority interest in losses of consolidated subsidiaries	44	(509)
Tax effect of stock options exercised	142	22
Increase in net resident receivable	963	147
Decrease in income tax receivable	42	4,335
Decrease in other current assets	15,889	568
Decrease in accounts payable trade	(4,175)	(7,420)
Increase in accrued expenses and deferred rent	10,552	9,176
Increase (decrease) in accrued reserve costs and merger charges	8,399	(1,695)
Changes in other assets and liabilities, net	(4,061)	(3,146)
Net cash provided by operating activities	15,363	4,539

Cash flows from investing activities:
Payments for property, equipment and project development costs	(12,374)	(20,556)
Net proceeds from sale of property and equipment	84	---
Increase in notes receivable, net	(213)	(6,099)
Changes in investments in and advances to unconsolidated affiliates	(4,522)	(1,761)
Net cash used in investing activities	(17,025)	(28,416)

Cash flows from financing activities:
Repayments of short-term borrowings	(844)	(30,000)
Repayments of long-term obligations	(10,818)	(1,662)
Proceeds from issuance of debt	14,248	54,029
Payments for financing costs	(188)	(1,672)
Contributions by minority partners and minority stockholders	---	543
Net cash provided by financing activities	2,398	21,238

Net increase (decrease) in cash and cash equivalents	736	(2,639)

Cash and cash equivalents:
Beginning of period	23,688	18,728
End of period	$24,424	$16,089

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$10,174	$14,012
Cash refunded during period for income taxes	$(82)	$(4,270)

See accompanying notes to condensed consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)         Basis of Presentation

         The condensed consolidated balance sheets as of March 31, 2001 and December 31, 2000, the condensed consolidated statements of operations for the three months ended March 31, 2001 and 2000, and the condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 contained in this Quarterly Report on Form 10-Q include the accounts of Alterra Healthcare Corporation ("Alterra" or the "Company") and our affiliates which are under our common financial control. All significant intercompany accounts have been eliminated in consolidation. In our opinion, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of these condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

         The condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2000, as amended.

(2)         Restructuring Plan

         During the fourth quarter of 1999, we began to implement several strategic initiatives designed to strengthen our balance sheet and to enable management to focus on stabilizing and enhancing our core business operations. To implement these strategic initiatives, we completed an equity-linked investment transaction of $203 million during the second and third quarters of 2000. At the time of the equity-linked investment, we believed that the net proceeds of that transaction, together with other anticipated financing transactions, would provide sufficient cash resources for us to complete our remaining construction activities and to cover operating cash deficits until we achieved positive operating cash flow. By early 2001, however, it became clear that our projected cash requirements were in excess of available identified cash resources.

         By February 2001, our overall cash position had declined to a level which we believed to be insufficient to operate the Company. In February 2001 we retained financial advisors and special reorganization counsel to assist us in evaluating alternatives to restore the financial viability of our business. To conserve cash and protect the financial integrity of our operations, we did not make debt service and lease payments of approximately $7.0 million and $3.8 million in March and April 2001, respectively. As a result, we are in default under several major loan and lease facilities. We believe that our operating cash flow has improved or will continue to improve due to overhead reductions that have been implemented and increases in monthly rents that we charge to our residents which were effective in the first quarter of 2001. Nevertheless, we believe that our operations will not produce sufficient cash flow to satisfy all of our obligations until the conclusion of restructuring activities, which have commenced.

         We are pursuing a restructuring plan (the "Restructuring Plan") that involves the disposition of selected assets and the restructuring of our capital structure, including senior indebtedness, leases (both operating and synthetic), convertible PIK debentures, convertible subordinated debentures, joint venture arrangements and our equity capitalization.

         The Restructuring Plan calls for the disposition of a substantial number of residences (collectively, the "Disposition Assets") that we have determined to be non-strategic. We anticipate that we may recognize a significant pre-tax loss related to the sale of the Disposition Assets during 2001, and have accrued a $2.5 million loss on disposal and $9.6 million loss on lease terminations in the quarter ended March 31, 2001. In addition, we are discussing a number of alternatives with our lenders and lessors to address any potential cash shortfalls that may result from the dispositions.

         During April 2001, we started to market the Disposition Assets. Potential buyers, brokers and lenders were provided various information related to the Disposition Assets and confidentiality agreements have been executed with a number of interested parties.

         In addition to discussions related to the sale of the Disposition Assets, we have commenced discussions with our various lenders and lessors to restructure certain debt and lease obligations. Some of the residence portfolios financed by our lenders or lessors operate at cash flow deficits either before or after associated debt service. The Restructuring Plan calls for these lenders or lessors to defer debt service payments (and in certain cases to fund additional indebtedness to satisfy operating cash flow losses) through the date of the sale of the Disposition Assets. The Restructuring Plan calls for the deferral of all debt maturities and some other currently scheduled principal payments until after 2003. The Restructuring Plan also calls for us to negotiate the termination of our debt guaranty, management and other obligations relating to 13 residences that are currently held in a joint venture structure involving Manor Care, Inc. and a third-party equity investor group. None of our lenders, lessors or joint venture partners has yet agreed to these modifications.

         The Restructuring Plan calls for us to exchange debt, equity or equity-linked securities for our convertible PIK debentures, convertible subordinated debentures and various joint venture interests in certain of our residences. We intend to seek to negotiate exchange transactions with these capital structure constituents that result in a simplified capital structure that reflects the relative value of the debenture or joint venture interests of these third parties.

         Discussions with our various capital structure constituents have only commenced during recent months, or in some cases have not commenced at all, and no binding agreements have been reached. As we proceed with these negotiations, we expect that we will make modifications to the Restructuring Plan to address issues that arise. In addition, should our operating results further deteriorate or should any of our several lenders, lessors, convertible debenture holders or joint venture partners take aggressive action which could jeopardize our assets or liquidity, we may be forced to pursue a court supervised reorganization.

         We have incurred historical net losses and for the quarter ended March 31, 2001, we had a net loss of $37.6 million. In addition, during the quarter ended March 31, 2001 we had a negative operating cash flow from operations of $4.6 million before the reserve for lease terminations of $9.6 million and $10.5 million in certificate of deposit redemptions. Furthermore, at March 31, 2001 we were in violation of certain debt covenants. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

(3)         Bridge Loan

         In an effort to retain sufficient cash to fund operations of all our residences and address our short-term liquidity needs, in March 2001 we obtained a $7.5 million bridge loan provided by certain of our principal stock and convertible debenture holders (the "Bridge Loan").

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

         As an inducement to make the Bridge Loan, we issued the bridge lenders stock purchase warrants to purchase an aggregate of 60,000 shares of a newly designated class of our preferred stock having rights and terms substantially similar to our Series B Non-Voting Participating Preferred Stock issuable upon conversion of our Series B debentures. Like our Series B Preferred Stock, each share of the new preferred stock has rights, other than voting rights, substantially similar to 100 shares of common stock of the Company. Accordingly, 60,000 shares of the new preferred stock represent 6 million common stock equivalent shares. The five-year warrants are exercisable at a price of $75 per share for 20,000 shares of the new preferred stock, $100 per share for 20,000 shares of the new preferred stock and $125 per share for 20,000 shares of the new preferred stock. Pursuant to the anti-dilution provisions operative in the $213.8 million of outstanding 9.75 % convertible pay-in-kind debentures and preferred stock that we originally issued in May and August 2000, upon the issuance of these warrants the effective conversion price decreased from $4.00 to $3.36 per share of common stock for the Series A and Series C debentures and the Series A preferred stock and from $400 to $336 per share of Series B stock for the Series B debentures. (The actual conversion price for the Series A and C debentures and the Series A stock remains at $4.00 per share and for the Series B debentures remains at $400 per share; however, upon conversion of these convertible securities the holder thereof will now also receive shares of Series B-1 preferred stock, in addition to common stock or Series B preferred stock, as applicable, in such amounts as to provide such holder an equity interest in the Company as though the conversion price for the Series A and C debentures and Series A stock on the one hand, and the Series B debentures on the other hand, were decreased to $3.36 and $3.36 per share, respectively)

(4)         Assets Held for Sale

         Our Board of Directors adopted a plan to dispose of 67 residences with an aggregate capacity of 2,377 residents and 33 parcels of land during the year ended December 31, 2000. In accordance with the SFAS No.121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") we have recorded an impairment loss on properties held for sale whenever their carrying value cannot be fully recovered through the estimated future cashflows including net sale proceeds. The amount of the impairment loss to be recognized would be the difference between the residence's carrying value and the residence's estimated fair value. Our policy is to consider a residence to be held for sale or disposition when we have committed to sell the residence and active marketing activity has commenced or it is expected to commence in the near term. We expect to sell these residences and land parcels in the next six to twelve months. Adjustments for impairment loss for these residences (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these residences at the lower of carrying value or estimated fair value less costs to sell. During the quarter, we adjusted the losses by $2.5 million to reflect the assets held for sale at the lower of carrying value or estimated fair value less costs to sell.

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

(5)         Loss on Lease Terminations

         In March and April 2001, we failed to make rent payments to several lessors. Consequently, 17 of our leases have been terminated representing approximately 940 beds. For the quarter-ended March 31, 2001, these residences reported $2.8 million in revenue, $2.5 million in operating expenses, and $800,000 in lease expense. The average occupancy at March 31, 2001 related to these 17 residences was 67%. In connection with these lease terminations, we have recorded a loss on termination of these leases of approximately $9.6 million during the quarter.

(6)         Net Loss Per Common Share

         The following table summarizes the computation of basic and diluted net loss per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	Three Months Ended March 31,
	2001	2000
Numerator:
Numerator for basic and diluted net loss per share	$(37,622)	$(5,318)

Denominator:
Denominator for basic net loss per common share- weighted average shares	22,110	22,103
Effect of dilutive securities:
Employee stock options	--	--
Denominator for diluted net loss per common share-weighted average shares plus assumed conversions	22,110	22,103

Basic net loss per common share	$(1.70)	$(0.24)

Diluted net loss per common share	$(1.70)	$(0.24)

Shares issuable upon the conversion of convertible subordinated debentures and employee stock options have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

(7)         Reclassifications

         Reclassifications have been made in the 2000 financial statements to conform with the 2001 financial statement presentation.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         We are a national assisted living company operating assisted living residences and providing assisted living services in 28 states. Our growth in recent years has had a significant impact on our results of operations and is an important factor in explaining the changes in our results between 2001 and 2000. As of March 31, 2001 and 2000, we operated or managed 481 and 465 residences with aggregate capacity of 22,409 and 21,526 residents, respectively. We, together with other parties who have purchased interests in some of our development residences, were also constructing 11 additional residences with additional capacity for 620 residents as of March 31, 2001.

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

         By February 2001, our overall cash position had declined to approximately $10.0 million, a level which we believe to be insufficient. As we began 2001, our operations produced approximately $7.0 million per month of cash flow before monthly secured debt service and lease payments. Our monthly secured debt service and lease payments total approximately $12.0 million. We also have been making approximately $2.0 million per month in net cash expenditures related to the completion of our construction activities. In addition, we face significant debt maturities in 2001 and 2002.

         In February 2001, we retained financial advisors and special reorganization counsel to assist us in evaluating alternatives to restore the financial viability of our business. To conserve cash and protect the financial integrity of our operations, we did not make debt service and lease payments of approximately $7.0 million and $3.8 million in March and April 2001, respectively, of which a total of $5.0 million remains unpaid as of May 11, 2001. As a result, we are in default under several of our major loan and lease facilities. In March 2001, we obtained a $7.5 million bridge loan to fund current operations from certain of our principal stock and debenture holders.

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

         We expect that we will recognize a significant pre-tax loss estimated to be in excess of $150 million, related to the sale of the Disposition Assets during 2001. In addition, we are discussing a number of alternatives with our lenders and lessors to address any potential cash shortfalls that may result from the dispositions. A condition to our disposing of the Disposition Assets will be obtaining the consent of the applicable lender or lessor and, in certain cases, the consent of the applicable joint venture partner.

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

         Our existing senior and subordinated indebtedness includes principal maturities pursuant to stated terms totaling $313.7 million, $213.9 million and $112.6 million in 2001, 2002 and 2003, respectively. The Restructuring Plan calls for the deferral of all debt maturities and some other currently scheduled principal payments until after 2003. None of our lenders or bondholders has yet agreed to these principal payment deferrals.

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

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

         Residence Service Fees. Residence service fees for the three months ended March 31, 2001 were $126.5 million, representing an increase of $25.1 million or 24.8% from the $101.4 million for the comparable 2000 period. This increase resulted from the addition of newly constructed residences and the rate increases that we implemented in February and March 2001. We operated or managed 481 and 465 residences at March 31, 2001 and 2000, respectively.

         Other Revenues. Other revenues for the three months ended March 31, 2001 were $1.8 million, a decrease of $3.3 million from the $5.1 million of other revenue for the three months ended March 31, 2000. The decrease is attributable to fewer development fees in the 2001 period which were partially offset by increased ongoing management fees on residences which were either managed for third parties or for entities in which we held a minority ownership position. Management fees include charges for transitional services to recruit and train staff, initial and recurring fees for use of our name and branding, initial and recurring fees for use of our methodologies, services for assisting with finance processing, and ongoing management services provided to operate the residence.

         Residence Operating Expenses. Residence operating expenses for the three months ended March 31, 2001 increased to $87.1 million from $66.2 million in the three-month period ended March 31, 2000, due to the increased number of residences operated during the 2001 period. Operating expenses as a percentage of residence service fees for the three months ended March 31, 2001 and 2000 were 68.9% and 65.2%, respectively. This percentage increase resulted primarily from increases in labor and employee benefit related costs due to increased competition for personnel, an increase in insurance premiums, and increases in utility costs. The increase in marginal expenses was also impacted by a slower lease-up of residences in some areas of the country. Overall average occupancy of residences operated by the Company was 83.8% and 80.3% for the quarters ended March 31, 2001 and 2000, respectively.

         Lease Expense. Lease expense for the three months ended March 31, 2001 was $21.0 million, compared to $20.2 million in the comparable period in 2000. This increase was primarily attributable to annual rent escalations.

         Lease Income. We earned $5.5 million of lease income for the three months ended March 31, 2001, compared to $8.7 million for the comparable period in 2000, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences, and thereby offset our costs associated with obtaining and maintaining financing for these residences.

         General and Administrative Expense. For the three months ended March 31, 2001, general and administrative expenses were $10.2 million, before $1.2 million in restructuring costs, compared to $11.0 million for the comparable period in 2000, representing a decrease as a percentage of operating revenue from 8.0% in the 2001 period compared to 10.3% in the 2000 period. The $800,000 decrease in on-going expenses in the 2001 period was primarily attributable to cost reductions which we have implemented to improve corporate efficiencies.

         Loss on Disposal. In 2000, the Company's Board of Directors adopted a plan to dispose of 67 residences with aggregate capacity of 2,377 residents and 33 parcels of land. During the three months ended March 31, 2001, in accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," we adjusted our loss on disposal on 31 of the 67 residences where we estimated net sales proceeds using undiscounted cash flows, net of disposal costs, are less than the book value by $2.5 million net of subsequent gains. We had no similar loss on disposal for the 2000 period.

         Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2001, was $9.4 million representing an increase of $1.7 million, or 22%, from the $7.7 million of depreciation and amortization for 2000. This increase resulted primarily from depreciation of fixed assets on the larger number of new residences that were owned by us during the three months ended March 31, 2001, versus the comparable 2000 period.

         Loss on Lease Terminations. For the three months ended March 31, 2001, the Company recognized a loss of $9.6 million related to 17 leases that were terminated as a consequence of a failure to make March and April 2001 rent payments. This loss represents the book value of the leases at the time of the terminations and estimated lease termination fees.

         Interest Expense, Net. Interest expense, net of interest income, was $16.7 million for the three months ended March 31, 2001, prior to $511,000 of bank penalties paid in the quarter compared to $13.9 million of net interest expense for 2000, prior to $1.4 million of bank amendment fees. Gross interest expense (before interest capitalization and interest income) for the 2001 period was $17.8 million prior to the bank penalties paid compared to $16.7 million prior to bank amendment fees paid for the 2000 period, an increase of $1.1 million. This increase is primarily attributable to an increase in the amount of mortgage financing used in the 2001 period as compared to the 2000 period. We capitalized $327,000 of interest expense in the 2001 period compared to $1.2 million in the 2000 period. This decrease in capitalized interest is a result of our decision to reduce development and construction activity in 2001. Our average construction in progress balance was $31.6 million during the three months ended March 31, 2001, compared to $81.6 million in the 2000 period. Interest income for the 2001 period was $761,000 as compared to $1.6 million for the 2000 period. This decrease was due primarily to lower restricted cash balances in place in 2001 related primarily to lease financing transactions.

         Amortization of Financing Costs. Amortization of financing costs for the three months ended March 31, 2001 was $2.4 million, representing an increase of $812,000 from the $1.6 million of amortized financing costs for the comparable 2000 period. This increase resulted primarily from amortization of financing costs on the larger number of residences that were owned by us during the quarter ended March 31, 2001, versus the comparable period in 2000. In addition, we completed the Equity Transaction totaling $203.0 million in 2000 and have begun to amortize the $15.2 million of related issuance costs.

         PIK Interest, Net. Pay-in-Kind (PIK) interest for the three months ended March 31, 2001 includes $6.4 million of interest expense on the various PIK debentures which were issued in May and August 2000. We had no similar PIK interest expense for the 2000 period.

         Equity in Losses of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the three months ended March 31, 2001, was $4.5 million, representing an increase of $2.1 million from $2.4 million of losses for the comparable 2000 period. Our joint venture partners have not made substantial capital contributions to a number of joint ventures for several quarters. Therefore, we have absorbed the losses of those unconsolidated joint ventures in excess of capital contributed by the joint venture partner. During the first quarter of 2001 we had an average of 56 residences held in unconsolidated joint venture arrangements compared to an average of 91 residences held in similar joint venture arrangements during the comparable 2000 period. The increase in equity in losses of unconsolidated affiliates was also impacted by a slower lease-up of residences which are held in unconsolidated joint ventures.

         Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the three months ended March 31, 2001, was $44,000, representing a decrease of $553,000 from $509,000 of gains for the comparable 2000 period. The decrease was primarily attributable to the decrease in the number of residences in various stages of lease-up that were owned by us in consolidated joint venture arrangements during the 2001 period.

         Income Taxes. During the fourth quarter of 2000, a valuation allowance of $53.0 million was established because the Company was uncertain that such deferred tax assets in excess of the applicable reversing deferred tax liabilities would be realized in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During the three months ended March 31, 2001, we recorded a current income tax provision of $30,000. In addition, the valuation allowance was increased by $12.6 million for a valuation allowance of $65.6 million for the quarter ended March 31, 2001. During the three months ended March 31, 2000, we recorded a current income tax provision of $53,000 which was offset by the recognition of $3.3 million deferred tax asset resulting in a current income tax benefit of $3.3 million.

         Net Loss. As a result of the foregoing, net loss for the three months ended March 31, 2001, was $37.6 million compared to net loss of $5.3 million for 2000.

Liquidity and Capital Resources

         At March 31, 2001, we had $24.4 million in unrestricted cash and cash equivalents and a $185.8 million working capital deficit compared to unrestricted cash and cash equivalents of $23.4 million and a working capital deficit of $129.2 million at December 31, 2000.

         For the quarter ended March 31, 2001 the cash flow from operations was a deficit of $4.6 million before the reserve for lease terminations of $9.6 million and $10.5 million of certificate of deposit redemptions compared to cash flow from operations of $4.5 million for the quarter ended March 31, 2000.

         On May 31, 2000, we completed the first closing of the Equity Transaction pursuant to which we issued $173.0 million of convertible debentures and convertible preferred shares to investors. The securities issued include: (i) $168.0 million of Series A, Series B and Series C convertible debentures with an original conversion price of $4.00 per share ($400 per share of Series B stock for the Series B debentures), and a 9.75% semi-annual PIK coupon and a seven year maturity; and (ii) $5.0 million of Series A convertible preferred shares with an original conversion price of $4.00 per share and a 9.75% semi-annual cumulative PIK dividend and a mandatory redemption in seven years. The Series A and Series C debentures and Series A preferred shares are convertible at any time at the respective holder's option into shares of common stock of the Company. The Series B debentures are convertible at any time at the respective holder's option into non-voting Series B preferred shares having rights (other than voting rights) substantially similar to the Company's common stock. As a result of our issuance of a stock purchase warrant in connection with bridge financing we obtained in March 2001, the effective conversion price for these securities has decreased from $4.00 to $3.36 per share of common stock for the Series A and Series C debentures and the Series A preferred stock and from $400 to $336 per share of Series B stock for the Series B debentures. (The actual conversion price for the Series A and C debentures and the Series A stock remains at $4.00 per share and for the Series B debentures remains at $400 per share; however, upon conversion of these convertible securities the holder thereof will now also receive shares of Series B-1 preferred stock, in addition to common stock or Series B preferred stock, as applicable, in such amounts as to provide such holder an equity interest in the Company as though the conversion price for the Series A and C debentures and Series A stock on the one hand, and the Series B debentures on the other hand, were decreased to $3.36 and $3.36 per share, respectively) . The Company may call the debentures and the Series A preferred shares at any time after May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. On August 10, 2000, we issued an additional $29.9 million of Series B debentures resulting in an aggregate transaction amount of $203.0 million. With the payment of the first PIK coupon and dividend as of January 1, 2001, we now have $208.6 million of convertible PIK debentures and $5.0 million of Series A convertible preferred shares outstanding.

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

         Historically, we financed our operations and growth through a combination of various forms of real estate financing (mortgage, synthetic lease and sale/leaseback financing), capital contributions from joint venture partners and the sale of our securities (common stock, preferred stock and convertible debentures) and, to a lesser extent, cash from operations. At March 31, 2001, we had $1.1 billion of outstanding debt principally consisting of $395.9 million of convertible debentures having a weighted average interest rate of 7.97%, $120 million of fixed rate debt having a weighted average interest rate of 7.69%, capitalized lease obligations of $63.3 million having a weighted average interest rate of 9.59%, $529.5 million of variable rate debt having a weighted average interest rate of 9.30% and short-term borrowings of approximately $16.6 million. Through March 31, 2001, we have also entered into approximately $893.7 million of sale/leaseback and synthetic lease financings. In addition, we have guaranteed an aggregate of $57.0 million of indebtedness of joint venture and other off-balance sheet third-party entities.

         As of March 31, 2001, our current portion of long-term debt and short-term notes payable totaled $634.5 million. These current maturities include $171.1 million of debt and lease obligations and $395.9 of convertible PIK debentures and convertible subordinated debentures that are in default. We, together with Manor Care, Inc., have also guaranteed $57.0 million of indebtedness of a joint venture arrangement that will mature in the second quarter of 2001. In 2002, our scheduled debt maturities include $212.0 million of secured debt and our 5.25% convertible subordinated debentures, which have an outstanding balance of $112.0 million at March 31, 2001 and mature in December 2002.

         As of March 31, 2001, we have the following series of redeemable preferred stock and convertible subordinated debentures outstanding:

$5.0 million aggregate principal amount of 9.75% Series A cumulative convertible preferred shares due May 31, 2007. The holders of these convertible preferred shares are entitled to cumulative pay-in-kind (PIK) dividends at the rate of 9.75% per annum, payable semi-annually in the form of additional shares of Series A preferred stock on January 1 and July 1 of each year commencing on January 1, 2001. The effective conversion price is $3.36 per share. The Series A preferred stock is redeemable at our option commencing on May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the convertible preferred shares may convert at any time into shares of common stock of the Company on a one to one basis.

$42.5 million aggregate principal amount of 9.75% Series A convertible debentures due May 31, 2007 (the "Series A Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series B debentures on January 1 and July 1 of each year commencing on January 1, 2001. The effective conversion price is $3.36 per share. The convertible debentures are redeemable at our option commencing on May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the convertible debentures may convert at any time into shares of common stock of the Company.

$121.0 million aggregate principal amount of 9.75% Series B convertible debentures due May 31, 2007 (the "Series B Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series B debentures on January 1 and July 1 of each year, commencing with January 1, 2001. The effective conversion price is $336.00 per share. The convertible debentures are redeemable at our option commencing on May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the convertible debentures may convert at any time into non-voting Series B preferred shares, each share of which has rights (other than voting rights) substantially similar to 100 shares of common stock of the Company.

$45.1 million aggregate principal amount of 9.75% Series C convertible debentures due May 31, 2007 (the "Series C Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series C debentures on January 1 and July 1 of each year, commencing with January 1, 2001. The effective conversion price is $3.36 per share. The convertible debentures are redeemable at our option commencing on May 31, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the convertible debentures may convert at any time into shares of common stock of the Company.

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

         The outstanding 5.25% Debentures, 7.00% Debentures and 6.75% Debentures (collectively, the "Original Debentures") are subordinated to all other indebtedness of the Company, and the Series A Debentures, the Series B Debentures and the Series C Debentures (collectively, the "PIK Debentures," and together with the Original Debentures, the "Subordinated Debentures") are subordinated to all indebtedness of the Company other than the Original Debentures. As a result of several notices of default received by the Company with respect to other indebtedness that, by its terms, may be accelerated by the applicable lenders, neither we nor the applicable indenture trustees for the Subordinated Debentures are permitted by the subordination provisions of the indentures governing the respective Subordinated Debentures to make any payment or distribution on account of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures). In the event that the Company is dissolved, liquidated or reorganized, all amounts due in payment of the Company's other indebtedness must be paid or provided for before any payment may be made on account of the Subordinated Debentures. Accordingly, unless and until we are able to restructure our debt and lease obligations and resolve all these pending defaults, we will not be permitted to make any interest or other payments to the holders of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures). We have received a notice of acceleration from a lender that we owe $58.2 million. While we are currently working with this lender to put in place a forbearance agreement, the existing acceleration status of that debt is an event of default under the terms of the Subordinated Debentures. Therefore, the subordinated debentures are classified as current maturities as of March 31, 2001.

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

         We are obligated under our existing joint venture arrangements to purchase the equity interests of our joint venture partners at fair market value upon the election of our partners (the "Put" ). We may also exercise options to purchases these same joint venture interests either at uncapped fair market value in the case of certain joint venture arrangements (the "FMV Call") or at an agreed upon return on investment in the case of other arrangements (the "Formula Call"). For joint ventures with the FMV Call, we estimate that the amount required as of March 31, 2001 to acquire these joint venture interests would have been approximately $12.0 million. We do not anticipate that we will be required to purchase the interests in these partnerships with FMV Calls during the next 12 months. With respect to joint ventures which include Formula Calls, we estimate that the call price as of March 31, 2001 would have totaled approximately $52.0 million. However, we believe that the fair market value of these residences, in the aggregate, should the Put be exercised, is substantially less. The majority of the residences held in joint venture arrangements are currently in the lease-up process. Related to our Restructuring Plan, we are negotiating with certain of our joint venture partners to purchase or acquire their joint venture interests at terms different from the existing agreements. Several of our joint venture partners have threatened legal action related to the Company's management of the applicable joint venture entities.

         Our operations and remaining construction activity will require significant additional capital resources in the future in order to fund: (i) our costs associated with completing construction of 11 assisted living and Alzheimer's care residences; (ii) our purchase from the third party joint venture partners of minority and majority equity interests in assisted living residences operated by us; (iii) our ongoing debt service obligations, including maturities of our long-term debt and refinancing of short term debt; and (iv) our obligation to finance the operations of third party development partners. Additionally, growth in residence operating cash flow has been slower than projected as a result of (i) increased operating costs, including labor, utilities and liability insurance and, (ii) to a lesser extent, slower fill rates in our pre-stabilized residences and reduction in occupancy levels in certain of our stabilized residences. As a result of on-going operating losses and these upcoming capital needs, we expect that our projected cash needs during 2001 and 2002 will exceed our projected identified cash resources. To satisfy these cash shortfalls to preserve the integrity of our operations, we are pursuing a Restructuring Plan which seeks to, among other things, dispose of a significant number of our residences which operate with cash shortfalls and defer some of our debt service obligations until those disposition and restructuring transactions can occur.

         In an effort to retain sufficient cash to fund operations of all our residences and address our short-term liquidity needs, in March 2001 we obtained a $7.5 million bridge loan provided by certain of our principal stock and convertible debenture holders (the "Bridge Loan") and elected not to fund certain of our debt service and lease payment obligations. As a result, we are currently in default under several of our credit and sale/leaseback facilities.

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

         We elected not to fund certain of our debt service and lease payment obligations due in March and April 2001. Specifically, without the consent or waiver of the applicable lender or lessor, we failed to pay March and April 2001 debt service to lenders who hold mortgages on 75 residences (3,447 resident capacity) and we failed to make rental payments under operating or synthetic lease arrangements to lessors who hold title to 51 residences (3,321 resident capacity). We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 resident capacity) and other lenders have elected to apply deposits and reserve funds of ours held by such lenders against the past due payments as well as activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders as permitted under such lenders' loan documents. We expect that other notices of default will be forthcoming and that absent an agreed upon resolution, other lenders may also begin exercising remedies under their loan documents and realization upon collateral. At the present time, however, we are not aware that any foreclosure actions have commenced against any of our owned residences. We have also received a written notice of acceleration from a lender that we owe $58.2 million. We are not aware of any further steps taken by this lender to exercise its remedies subsequent to its notice of acceleration and we are currently working with this lender to put in place a forbearance agreement as we seek to implement our Restructuring Plan.

         In addition, we did not fund the March or April 2001 lease payment on the synthetic lease for our headquarters. The lessor has declared a lease default, both the lessor and the lessor's mortgagee have demanded that we purchase the headquarters for the full lease balance, and the lessor has realized on deposits held as security for payment of the lease balance. We presently are discussing short term financing with the landlord's mortgagee for the remaining $14 million lease balance.

         We sought forbearance agreements from certain of our lenders and lessors with respect to March and April 2001 debt service and lease payments, but did not have written agreements in place with most of our lenders and lessors at the time these payments were due. As we did not make loan and lease payments to these lenders and lessors in March and April 2001, we are now in default with respect to these obligations. Management believes that, despite the pendency of these defaults, during the near term the majority of these lenders and lessors will continue to participate in restructuring discussions with us. No assurances may be given, however, that this will be the case. As our principal credit, lease and other financing facilities are cross defaulted to a material default occurring under other credit, lease or financing facilities, a payment default under one such facility could result in our being in default under many other such facilities, which could adversely affect our ability to restructure without reorganization proceedings.

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

Forward-Looking Statements

         The statements in this quarterly report relating to matters that are not historical facts are forward-looking statements based on management's belief and assumptions using currently available information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. These statements involve a number of risks and uncertainties, including, but not limited to, risks associated with recent defaults under loan and lease obligations, risks associated with the shortfall of our liquidity and implementation of our Restructuring Plan, risks associated with the disposition of assets and the termination of leases, debt and operating lease payment obligations, operating losses associated with new residences, our need for additional financing and liquidity risks associated with our construction, risks associated with competition, governmental regulation and other risks and uncertainties detailed in the reports filed by us with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We assume no duty to publicly update these statements.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors may cause fluctuations in the Company's earnings and cash flows.

         We performed a sensitivity analysis which presents the hypothetical change in fair value of those financial instruments held by us at March 31, 2001, which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair value of the debt included in the analysis is $529.5 million. Although not expected, a one-percentage point change in the interest rates would have caused our annual interest expense to change by approximately $5.3 million. Accordingly, a significant increase in LIBOR based interest rates could have a material adverse effect on our earnings.

         We do not presently use financial derivative instruments to manage interest costs. We do not use foreign currency exchange rate forward contracts or commodity contracts and do not have foreign currency exposure as of March 31, 2001.

PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

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

         On August 22, 2000, Manor Care, Inc. ("Manor Care") and Manor Care of America, Inc. filed a complaint against the Company in state court in Ohio seeking to collect on a note executed by the Company in the principal amount of $3.0 million in connection with the Company's development joint venture with Manor Care. In response to the Company's motion to dismiss or stay the action in favor of arbitration of the dispute, the Ohio court has ordered that this ligitation be stayed pending the arbitration of Manor Care's claims. The Company intends to vigorously defend against the claims alleged by Manor Care in this complaint.

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

ITEM 2.                  CHANGES IN SECURITIES AND USE OF PROCEEDS

         As an inducement to make the $7.5 million Bridge Loan, in March 2001, we issued the bridge lenders stock purchase warrants to purchase an aggregate of 60,000 shares of a newly designated class (the Series B-1 stock) of our preferred stock having rights and terms substantially similar to our Series B Non-Voting Participating Preferred Stock issuable upon conversion of our Series B debentures. Like our Series B preferred stock, each share of the new Series B-1 preferred stock has rights, other than voting rights, substantially similar to 100 shares of common stock of the Company. Accordingly, 60,000 shares of the new preferred stock represent 6 million common stock equivalent shares. The five-year warrants are exercisable at a price of $75 per share for 20,000 shares of the new preferred stock, $100 per share of 20,000 shares of the new preferred stock and $125 per share for 20,00 shares of the new preferred stock. Pursuant to the anti-dilution provisions operative in the $213.8 million of outstanding 9.75% convertible pay-in-king debentures and preferred stock that we originally issued in May and August 2000, upon the issuance of these warrants the effective conversion price decreased from $4.00 to $3.36 per share of common stock for the Series A and Series C debentures and the Series A preferred stock and from $400 to $336 per share of Series B stock for the Series B debentures. (The actual conversion price for the Series A and C debentures and the Series A stock remains at $4.00 per share and for the Series B debentures remains at $400 per share; however, upon conversion of these convertible securities the holder thereof will now also receive shares of Series B-1 preferred stock, in addition to common stock or Series B preferred stock, as applicable, in such amounts as to provide such holder an equity interest in the Company as though the conversion price for the Series A and C debentures and Series A stock on the one hand, and the Series B debentures on the other hand, were decreased to $3.36 and $336 per share, respectively).

         These warrants were issued to four existing holders of our convertible debentures and common stock, without registration under the Securities Act of 1933, as amended (the "Securities Act"), under the exemption therefrom provided by Section 4(2) of the Securities Act.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

         In order to maintain sufficient operating liquidity, we elected not to fund $7.0 million and $3.8 million of our debt service and lease payment obligations due in March and April 2001, respectively. Specifically, without the consent or waiver of the applicable lender or lessor, we failed to pay March and April 2001 debt service to lenders who hold mortgages on 75 residences (3,447 resident capacity) and we failed to make rental payments under operating or synthetic lease arrangements to lessors who hold title to 51 residences (3,321 resident capacity). We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 resident capacity) and other lenders have elected to apply deposits and reserve funds of ours held by such lenders against the past due payments as well as activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders as permitted under such lenders' loan documents. We have also received a written notice of acceleration from a lender that we owe $58.2 million. We expect that other notices of default will be forthcoming and that absent an agreed upon resolution, other lenders and lessors may also begin exercising remedies under their loan and lease documents. At the present time, however, we are not aware that any foreclosure actions have commenced against any of our owned residences. We have, however, received a written notice of acceleration from a lender that we owe $58.2 million. We are not aware of any further steps taken by this lender to exercise its remedies subsequent to its notice of acceleration and we are currently working with this lender to put in place a forebearance agreement as we seek to implement our Restructuring Plan.

         The indentures pursuant to which the $395.9 million of outstanding Subordinated Debentures were issued include as an event of default the accelaration of any other indebtedness of the Company of a specified amount (ranging from $1.0 million to $10.0 million). Accordingly, as a result of the above-referenced notice of acceleration that we received from one of our lenders with respect to $58.2 million of mortgage indebtedness, we are in default with respect to our $395.9 million of Subordinated Debentures. As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", the subordination provisions of the indentures related to the Subordinated Debentures are currently in effect and neither we nor the applicable indenture trustees for the Subordinated Debentures are permitted to make any payment or distribution on account of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures).

         In addition, we did not fund the March or April 2001 lease payments on the synthetic lease for our headquarters. The lessor has declared a lease default, both the lessor and the lessor's mortgagee have demanded that we purchase the headquarters for the full lease balance, and the lessor has realized on deposits held as security for payment of the lease balance. We presently are discussing short term financing with the landlord's mortgagee for the remaining $14 million lease balance.

         We sought forbearance agreements from certain of our lenders and lessors with respect to March and April 2001 debt service and lease payments, but did not have written agreements in place with most of our lenders and lessors at the time these payments were due. As we did not make loan and lease payments to these lenders and lessors in March and April 2001, we are now in default with respect to these obligations. Management believes that, despite the pendency of these defaults, during the near term the majority of these lenders and lessors will continue to participate in restructuring discussions with us. No assurances may be given, however, that this will be the case. As our principal credit, lease and other financing facilities are cross defaulted to a material default occurring under other credit, lease or financing facilities, a payment default under one such facility results in our being in default under many other such facilities, which may adversely affect our ability to restructure without reorganization proceedings.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits. The following exhibits are filed as part of this report.

Exhibit		Description
Number

11.1		Statement Regarding Computation of Net Income Per Share.

	(b)	Reports on Form 8-K: The Registrant has filed the following reports with the Securities and Exchange Commission on Form 8-K during the quarter ended March 31, 2001:

On January 5, 2001, the Company filed a Current Report on Form 8-K dated January 5, 2001 reporting under Item 5 thereof that the Company elected Steven L. Vick as President of the Company.

On February 26, 2001, the Company filed a Current Report on Form 8-K dated February 26, 2001, reporting under Item 5 thereof that the Company had issued a press release (the "Press Release") reporting the Company had commenced discussions with its principal lenders regarding the restructuring of its debt and lease obligations.

On March 5, 2001, the Company filed a Current Report on Form 8-K dated March 5, 2001 reporting under Item 5 thereof that the Company had closed on a $7.5 million Bridge Loan provided by certain of the Company's principal stock and convertible debenture holders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on the 15th day of May, 2001.

ALTERRA HEALTHCARE CORPORATION

Date: May 15, 2001	BY: /s/ Mark W. Ohlendorf Mark W. Ohlendorf Senior Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT 11.1          COMPUTATION OF NET INCOME PER SHARE
	Three Months Ended March 31,
	2001	2000
Basic:
Net income attributable to common shares	$(37,622)	$(5,318)
Weighted average common shares outstanding	22,110	22,103
Per share amount	$(1.70)	$(0.24)

Diluted:
Net income	$(37,622)	$(5,318)
Net effect of convertible debentures based on the
if-converted method, assuming 100% conversion:
$35,000,000, 6.75%, due 2006	--	--
$50,000,000, 7.0%, due 2004	--	---
$143,750,000, 5.25%, due 2002	--	---
Net income (loss) attributable to common shares	$(37,622)	$(5,318)

Weighted average common shares outstanding	22,110	22,103

Net effect of convertible debentures based on the
if-converted method, assuming 100% conversion:
$35,000,000, 6.75%, due 2006	--	---
$50,000,000, 7.0%, due 2004	--	---
$143,750,000, 5.25%, due 2002	--	---

Net effect of dilutive stock options based on the
Treasury stock method, using average market price	--	---
Totals	22,110	22,103

Per share amount	$(1.70)	$(0.24)