Form 10-Q
period 2001-06-30
ALTERRA HEALTHCARE CORP
filed 2001-08-13
CIK 1013218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

Form 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of June 30, 2001: 22,109,810.

ALTERRA HEALTHCARE CORPORATION

INDEX

Part I. Financial Information

		Page No.
Item 1.	Financial Statements:

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001 and 2000	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21-22

	Part II. Other Information

Item 1.	Legal Proceedings	22

Item 3.	Defaults Upon Senior Securities	23

Item 6.	Exhibits and Reports on Form 8-K	24

PART 1 - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,818	$23,688
Accounts receivable, net	11,821	11,782
Notes receivable, net	5,033	4,963
Assets held for sale	125,979	154,775
Other current assets	29,585	56,832
Total current assets	194,236	252,040
Property and equipment, net	886,453	891,880
Restricted cash and investments	3,653	21,507
Goodwill, net	9,877	10,276
Other assets	53,062	52,062
Total assets	$1,147,281	$1,227,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term obligations	$1,043,690	$214,890
Current debt maturities on assets held for sale	175,615	98,828
Short-term notes payable	14,266	9,986
Accounts payable	5,057	11,854
Accrued expenses	45,578	42,778
Deferred rent and refundable deposits	14,382	2,930
Total current liabilities	1,298,588	381,266
Long-term obligations, less current installments	26,700	403,036
Convertible debt	---	395,914
Deferred gain on sale and other	9,281	5,286
Total liabilities	1,334,569	1,185,502
Minority interest	4,381	4,506
Redeemable preferred stock	5,185	4,898
Stockholders' equity:
Preferred stock, 2,500,000 shares authorized; 1,250,000 of which have designated at June 30, 2001 and December 31, 2000, none of which were outstanding	---	---
Common stock, $.01 par value; 100,000,000 shares authorized; of which 22,109,810 were issued and outstanding, on June 30, 2001 and December 31, 2000	221	221
Treasury stock, $.01 par value; 11,639 shares in 2001 and 2000	(163)	(163)
Additional paid-in capital	179,486	179,384
Accumulated deficit	(376,398)	(146,583)
Total stockholders' equity	(196,854)	32,859
Total liabilities and stockholders' equity	$1,147,281	$1,227,765

See accompanying notes to condensed consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenue:
Resident service fees	$125,207	$108,082	$251,743	$209,527
Other	1,720	3,957	3,487	9,068
Operating revenue	126,927	112,039	255,230	218,595

Operating expenses (income):
Residence operations	87,619	72,309	174,684	138,495
Lease expense	17,157	20,592	38,107	40,839
Lease income	(5,633)	(8,334)	(11,177)	(17,063)
General and administrative	11,664	16,209	23,075	27,185
Loss on disposal	160,448	12,054	162,925	12,054
Depreciation and amortization	10,641	8,624	20,024	16,293
Loss on lease terminations	3,056	---	12,617	---
Total operating expenses	284,952	121,454	420,253	217,803
Operating (loss) income	(158,025)	(9,415)	(165,023)	792

Other income (expense):
Interest expense, net	(20,706)	(17,234)	(37,954)	(32,535)
Amortization of financing costs	(2,631)	(3,091)	(5,059)	(4,708
Convertible debt paid-in-kind ("PIK") interest	(5,823)	(1,411)	(12,175)	(1,411)
Equity in losses of unconsolidated affiliates	(5,184)	(3,132)	(9,706)	(5,508)
Minority interest in losses (income) of consolidated subsidiaries	169	360	125	869
Total other expense, net	(34,175)	(24,508)	(64,769)	(43,293)

Loss before income taxes	(192,200)	(33,923)	(229,792)	(42,501)

Income tax benefit (expense)	(30)	12,355	(60)	15,615

Loss before extraordinary gain...	(192,230)	(21,568)	(229,852)	(26,886)

Extraordinary gain on the early extinguishment of debt, net of tax expense of $5,232	---	8,536	---	8,536

Net loss	$(192,230)	$(13,032)	$(229,852)	$(18,350)

Loss per common share before extraordinary item:
Basic	$(8.69)	$(0.98)	$(10.40)	$(1.22)
Diluted	$(8.69)	$(0.98)	$(10.40)	$(1.22)
Net loss per common share:
Basic	$(8.69)	$(0.59)	$(10.40)	$(0.83)
Diluted	$(8.69)	$(0.59)	$(10.40)	$(0.83)

Weighted average common shares outstanding:
Basic	22,110	22,110	22,110	22,114
Diluted	22,110	22,110	22,110	22,114

See accompanying notes to condensed consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, In Thousands)
	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(229,852)	$(18,350)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,024	16,293
PIK interest	12,175	1,411
Amortization of deferred financing	5,059	4,708
Loss on disposal (net of $3.6 million gain on sale)	166,631	12,054
Extraordinary gain on extinguishment of debt	---	(13,768)
Deferred income taxes	60	(10,404)
Equity in net loss from investments in unconsolidated affiliates	9,706	5,508
Minority interest in losses of consolidated subsidiaries	(125)	(869)
Loss on lease termination	12,617	---
Increase in net resident receivables	(39)	(942)
Decrease income tax receivable	42	4,335
Decrease in other current assets	57,531	1,885
Decrease in accounts payable	(6,797)	(7,266)
Increase in accrued expenses and deferred rent	2,702	10,597
Increase (decrease) in accrued reserve costs and merger charges	964	(7,752)
Changes in other assets and liabilities, net	(19,165)	4,554
Net cash provided by operating activities	27,815	1,994

Cash flows from investing activities:
Payments for property, equipment and project development costs	(17,093)	(59,841)
Net proceeds from sale of property and equipment	11,981	---
Decrease (increase) in notes receivable, net	680	(3,265)
Acquisitions of facilities, net of liabilities assumed	---	(20,896)
Changes in investments in and advances to unconsolidated affiliates	(9,627)	(950)
Purchase of limited partnership interests	(782)	(22,144)
Increase in long-term investments	---	(65)
Net cash used in investing activities	(14,841)	(107,161)

Cash flows from financing activities:
Repayments of short-term borrowings	(1,304)	(19,000)
Repayments of long-term obligations	(28,058)	(106,613)
Proceeds from issuance of debt	15,626	80,917
Proceeds from the issuance of convertible securities	---	168,022
Payments for financing costs	(1,068)	(14,200)
Issuance of preferred stock and other capital contributions	---	4,568
Contributions by minority partners and minority stockholders	(40)	1,529
Net cash (used in) provided by financing activities	(14,844)	115,223

Net (decrease) increase in cash and cash equivalents	(1,870)	10,056

Cash and cash equivalents:
Beginning of period	$23,688	$18,728
End of period	$21,818	$28,784

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$42,491	$34,926
Cash (refunded) paid during period for income taxes	$(82)	$257

See accompanying notes to condensed consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

  Basis of Presentation

           The unaudited condensed consolidated balance sheets as of June 30, 2001 and December 31, 2000, the condensed consolidated statements of operations for the three and six months ended June 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 contained in this Quarterly Report on Form 10-Q include the accounts of Alterra Healthcare Corporation ("Alterra" or the "Company") and our affiliates which are under our common financial control. All significant intercompany accounts have been eliminated in consolidation. In our opinion, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of these condensed consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

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

  Recent Accounting Pronouncements

           In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

  Equity-Linked Transaction

           On May 31, 2000, the Company completed a financing transaction in which it issued $173.0 million of convertible debentures and convertible preferred shares to certain investors including significant existing shareholders and convertible debenture holders of the Company (the "Equity-Linked Transaction") . The securities issued include: (i) $168.0 million of Series A, Series B and Series C convertible debentures with a conversion price of $4.00 per share and a 9.75% semi-annual payment-in-kind ("PIK") coupon and a seven-year maturity, and (ii) $5.0 million of Series A convertible preferred shares with a conversion price of $4.00 per share and a 9.75% semi-annual, cumulative PIK dividend and a mandatory redemption in seven years. The Series A and Series C debentures and Series A preferred shares will be convertible at any time at the investor's option into shares of common stock of the Company. The Series B debentures will be convertible at any time at the investor's option into non-voting Series B preferred shares having rights (other than voting rights) substantially similar to the Company's common stock.

           As a result of our issuance of a stock purchase warrant in connection with bridge financing we obtained in June 2001, the effective conversion price for these securities has decreased from $4.00 to $3.36 per share of common stock for the Series A and Series C debentures and the Series A preferred stock and from $400 to $336 per share of Series B stock for the Series B debentures. (The actual conversion price for the Series A and C debentures and the Series A stock remains at $4.00 per share and for the Series B debentures remains at $400 per share; however, upon conversion of these convertible securities the holder thereof will now also receive shares of Series B-1 preferred stock, in addition to common stock, or Series B preferred stock, as applicable, in such amounts as to provide such holder an equity interest in the Company as though the conversion price for the Series A and C debentures and Series A stock on the one hand, and the Series B debentures on the other hand, were decreased to $3.36 and $3.36 per share, respectively) .

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

           The Company used the proceeds from this transaction, net of $15.2 million of transaction costs, to (i) repay $48.3 million of bridge loans previously funded by an affiliated group; (ii) retire $41.4 million of existing convertible debt (see Note 4), (iii) acquire the operations of 14 residences (618 resident capacity) previously managed by the Company for $21.0 million, (iv) acquire a 60% ownership interest in the operations of 26 residences (2,159 resident capacity) for $14.7 million, (v) repay $5.0 million of short-term borrowings under a bank line of credit, and (vi) provide funds for working capital, including completing construction of the Company's remaining unopened residences.

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

           By February 2001, our overall cash position had declined to a level which we believed to be insufficient to operate the Company. In February 2001 we retained financial advisors and special reorganization counsel to assist us in evaluating alternatives to restore financial viability. To conserve cash and protect the financial integrity of our operations, we did not make selected scheduled debt service and lease payments beginning in March 2001, of which $5.5 million remains unpaid as of June 30, 2001. As a result, we are in default under several major loan and lease facilities. We believe that our operating cash flow has improved or will continue to improve due to overhead reductions that have been implemented and increases in monthly rents that we charge to our residents which were effective in 2001. Nevertheless, we believe that our operations will not produce sufficient cash flow to satisfy all of our obligations until the conclusion of our restructuring activities, which have commenced.

           We are pursuing a restructuring plan (the "Restructuring Plan") that involves the disposition of selected assets and the restructuring of our capital structure, including senior indebtedness, leases (both operating and synthetic), convertible PIK debentures, convertible subordinated debentures, joint venture arrangements and our equity capitalization.

           The Restructuring Plan calls for the disposition of a substantial number of residences (collectively, the "Disposition Assets") that we have determined to be non-strategic. We have recognized a pre-tax loss related to the sale of the Disposition Assets during 2001 of $160.4 million (net of a $3.6 million gain on sale) and $3.1 million loss on lease terminations in the quarter ended June 30, 2001. In addition, we are discussing a number of alternatives with our lenders and lessors to address any potential cash shortfalls that may result from the dispositions.

           During April 2001, we started to market the Disposition Assets. Potential buyers, brokers and lenders were provided various information related to the Disposition Assets and confidentiality agreements have been executed with a number of interested parties. As of June 30, 2001, 29 residences have either been sold or transferred to a new lessee and executed purchase and sale agreements are in place related to the pending sale of eight residences and six land parcels.

           In addition to discussions related to the sale of the Disposition Assets, we have commenced discussions with our lenders and lessors to restructure certain debt and lease obligations. Some of the residence portfolios financed by our lenders or lessors operate at cash flow deficits either before or after associated debt service. The Restructuring Plan calls for these lenders or lessors to defer debt service payments (and in certain cases to fund additional indebtedness to satisfy operating cash flow losses) through the date of the sale of the Disposition Assets. The Restructuring Plan also envisions the deferral of all debt maturities and some other currently scheduled principal payments until after 2003. The Restructuring Plan also calls for us to negotiate the termination of our debt guaranty, management and other obligations relating to 13 residences that are currently held in a joint venture structure involving Manor Care, Inc. and a third-party equity investor group. Most of our lenders, lessors or joint venture partners have not yet agreed to these modifications.

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

           Discussions with our various capital structure constituents have commenced during recent months, or in some cases have not commenced at all, and few binding agreements have been reached. As we proceed with these negotiations, we expect that we will make modifications to the Restructuring Plan to address issues that arise. In addition, should our operating results further deteriorate or should any of our several lenders, lessors, convertible debenture holders or joint venture partners take any action that could jeopardize our assets or liquidity, we may be forced to pursue a court supervised reorganization.

           We have incurred historical net losses and for the quarter ended June 30, 2001, we had a net loss of $28.7 million before the $160.4 million (net of $3.6 million gain on sale) in loss on disposal and reserve for lease terminations of $3.1 million. In addition, during the quarter ended June 30, 2001 we had a negative operating cash flow from operations of $14.8 million. Furthermore, at June 30, 2001 we were in violation of certain debt covenants. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Accordingly, based on the default and cross default provisions, a significant portion of our long-term debt has been reclassed to current maturities.

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

           As an inducement to make the Bridge Loan, we issued the bridge lenders stock purchase warrants to purchase an aggregate of 60,000 shares of a newly designated class of our preferred stock having rights and terms substantially similar to our Series B Non-Voting Participating Preferred Stock issuable upon conversion of our Series B debentures. Like our Series B Preferred Stock, each share of the new preferred stock has rights, other than voting rights, substantially similar to 100 shares of common stock of the Company. Accordingly, 60,000 shares of the new preferred stock represent 6 million common stock equivalent shares. The five-year warrants are exercisable at a price of $75 per share for 20,000 shares of the new preferred stock, $100 per share for 20,000 shares of the new preferred stock and $125 per share for 20,000 shares of the new preferred stock. Pursuant to the anti-dilution provisions operative in the $213.8 million of outstanding 9.75 % convertible pay-in-kind debentures and preferred stock that we originally issued in May and August 2000, upon the issuance of these warrants the effective conversion price decreased from $4.00 to $3.36 per share of common stock for the Series A and Series C debentures and the Series A preferred stock and from $400 to $336 per share of Series B stock for the Series B debentures. (The actual conversion price for the Series A and C debentures and the Series A stock remains at $4.00 per share and for the Series B debentures remains at $400 per share; however, upon conversion of these convertible securities the holder thereof will now also receive shares of Series B-1 preferred stock, in addition to common stock or Series B preferred stock, as applicable, in such amounts as to provide such holder an equity interest in the Company as though the conversion price for the Series A and C debentures and Series A stock on the one hand, and the Series B debentures on the other hand, were decreased to $3.36 and $3.36 per share, respectively).

  Assets Held for Sale

           In 2000, as part of our Restructuring Plan, our Board of Directors adopted an asset disposition plan calling for the sale of 67 residences and 33 parcels of land. In accordance with the SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") we have recorded impairment losses on residences held for sale whenever their carrying value cannot be fully recovered through the estimated future cash flows including net sale proceeds. Adjustments for impairment losses (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report residences held for sale at the lower of carrying value or estimated fair value less costs to sell. Our policy is to consider a residence to be held for sale or disposition when we have committed to sell the residence and active marketing activity has commenced or is expected to commence in the near term.

           During the second quarter of 2001, we re-evaluated the assets included in the disposition plan, increasing the number of total residences to be sold to 82 residences representing 3,396 beds. In addition, we have negotiated the termination of two leases on residences representing 130 beds. Residences included in the disposition plan were identified based on an assessment of a variety of factors including geographic location, residence size, and operating performance. Potential buyers provided us with formal indications of interest on many of these assets during the second quarter, the majority of which reflected purchase prices that are less than carrying value of the applicable residence. We recorded a net loss of $160.4 million (net of a $3.6 million gain) in the second quarter of 2001 to reflect the assets held for sale at the lower of carrying value or estimated liquidation value less costs to sell. The value of the assets held for sale, net of reserves, is reflected in current assets and the outstanding debt related to the assets held for sale is reflected in current liabilities of our balance sheet.

           During the three months ended June 30, 2001, we sold 15 of these residences representing 429 beds for a net sale price of $20.1 million. We also sold three parcels of land for a net sale price of $2.2 million. In conjunction with such sales, we repaid $18.8 million of debt or lease obligations and realized a net gain on sale of $3.6 million.

           We expect to sell or otherwise dispose of the remaining residences and land parcels in the next six to 12 months. There are a number of factors that may affect the timing of a sale and the sale price that will ultimately be achieved for these residences, including, among other things, the following: potential increased competition from any other assisted living residences in the area, the relative attractiveness of assisted living residences for investment purposes, interest rates, the actual operations of the residence, the ability to retain existing residents and attract new residents at the residence and a buyout of joint venture interests. As a result, there is no assurance as to what price will ultimately be obtained upon a sale of these residences or the timing of such a sale.

           The following table represents condensed operating information related to the 84 operating residences currently held for sale for the six-month periods ended June 30, 2001 and 2000.

	2001	2000
Revenue	$30,292	$25,306
Residence operations expense	27,497	23,997
Lease expense	1,659	1,838
Interest expense	7,306	5,618
Depreciation expense	3,633	2,631
Income before taxes	$(9,803)	$(8,778)

  Existing financing for residences included in the asset disposition plan consists of $175.6 million of secured mortgage debt and approximately $14.1 million of operating lease obligations (based on the lessors' initial investment in the operating leases).

  Loss on Lease Terminations

         In March and April 2001, as part of the Restructuring Plan, we elected not to make rent payments to several lessors. Consequently, 17 of our leases have been terminated representing approximately 940 beds. In connection with these lease terminations, we recorded a loss on termination of these leases of approximately $9.6 million during the quarter ending March 31, 2001 and an additional $3.1 million in the quarter ending June 30, 2001. As of June 30, 2001, one asset is still managed by the Company and approximately $2.8 million is accrued relating to these lease terminations.

The following table represents condensed operating information related to the 17 lease terminations for the six-month periods ended June 30, 2001 and 2000.

	2001	2000
Revenue	$6,964	$8,879
Residence operations expense	5,838	6,621
Lease expense	1,595	2,665
Depreciation expense	253	309
Income before taxes	$(722)	$(716)

(8)          Extraordinary Gain on Extinguishment of Convertible Debt

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

(9)          Net Loss Per Common Share

         The following table summarizes the computation of basic and diluted net loss per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Numerator:
Numerator for basic and diluted net loss per share before extraordinary item	$(192,230)	$(21,568)	$(229,852)	$(26,886)
Extraordinary item	----	8,536	----	8,536
Numerator for basic and diluted net income per share	(192,230)	(13,032)	$(229,852)	$(18,350)

Denominator:
Denominator for basic net loss per common share-weighted average shares	22,110	22,110	22,110	22,114
Effect of dilutive securities
Employee stock options	----	----	----	---
Denominator for diluted net loss per common share-weighted average shares plus assumed conversions	22,110	22,110	22,110	22,114

Basic net loss per common share and extraordinary item	$(8.69)	$(0.98)	$(10.40)	$(1.22)
Extraordinary item	----	.39	----	.39
Basic net loss per common share	$(8.69)	$(0.59)	$(10.40)	$(0.83)

Diluted net loss per common share	$(8.60)	$(0.98)	$(10.40)	$(1.22)

Shares issuable upon the conversion of convertible subordinated debentures and employee stock options have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

(10)          Subsequent Events

         Effective July 1, 2001, we concluded the restructuring of one of our leased portfolios which includes 42 residences with an aggregate resident capacity of 1,640. The restructuring includes the amendment of certain lease covenants and terms and the conversion of 42 individual leases into a single master lease. The master lease is for an initial term of sixteen years and includes one fifteen year renewal option. For the quarter-ended June 30, 2001 this leased portfolio generated approximately $5.5 million of cash flow after lease payments and had average occupancy of 89.0%.

(11)          Reclassifications

         Reclassifications have been made in the 2000 financial statements to conform with the 2001 financial statement presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         We are a national assisted living company operating assisted living residences and providing assisted living services in 28 states. Our growth in recent years has had a significant impact on our results of operations and is an important factor in explaining the changes in our results between 2001 and 2000. As of June 30, 2001 and 2000, we operated or managed 453 and 471 residences with aggregate capacity of 21,358 and 21,761 residents, respectively. As of June 30, 2001, we also have 2 residences (138 residents) under construction, 2 residences (126 residents) completed but unopened and unlicensed, and 4 residences (214 residents) where construction has been suspended.

         During the fourth quarter of 1999, we began to implement several strategic initiatives designed to strengthen our balance sheet and to enable us to focus on stabilizing and enhancing our core business operations. The principal components of these strategic initiatives included (i) a substantial reduction in our development activity; (ii) a reduction in our utilization of and reliance upon the use of joint venture arrangements; (iii) deleveraging our balance sheet; and (iv) focusing our activities on improving the Company's cash flow. To implement these strategic initiatives and to address our short- and long-term liquidity and capital needs, we completed an equity-linked investment in the Company of $203.0 million during the second and third quarters of 2000 (the "Equity Transaction").

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

         By February 2001, our overall cash position had declined to approximately $10.0 million, a level which we believe to be insufficient to operate our business. As we began 2001, our operations produced approximately $7.0 million per month of cash flow before monthly secured debt service and lease payments. Our monthly secured debt service and lease payments total approximately $12.0 million. We also have been making approximately $2.0 million per month in net cash expenditures related to the completion of our construction activities. In addition, we face significant debt maturities in 2001 and 2002.

         In February 2001, we retained financial advisors and special reorganization counsel to assist us in evaluating alternatives to restore the financial viability of our business. To conserve cash and protect the financial integrity of our operations, we did not make selected debt service and lease payments commencing in March 2001, of which a total of $7.1 million of scheduled debt and lease service payments remain unpaid as of August 13, 2001. As a result, we are in default under many of our major loan and lease facilities. In March 2001, we obtained a $7.5 million bridge loan to fund current operations from certain of our principal stock and debenture holders.

         We believe that our operating cash flow has improved or will continue to improve due to overhead reductions that we implemented and increases in monthly rents that we charge to our residents which were effective in 2001. Nevertheless, we believe that our operations will not produce sufficient cash flow to satisfy all of our obligations until the conclusion of our restructuring activities, which we have commenced. As we seek to complete our restructuring activities, it is our intention to maintain sufficient cash resources such that we can fund our on-going obligations to our employees, suppliers and other trade creditors on a timely basis.

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

         During the second quarter of 2001, we recognized a pre-tax loss of $160.4 million (net of $3.6 million gain on sale), related to the sale of the Disposition Assets during 2001. In addition, we are discussing a number of alternatives with our lenders and lessors to address any potential cash shortfalls that may result from the dispositions. A condition to our disposing of the Disposition Assets will be obtaining the consent of the applicable lender or lessor and, in certain cases, the consent of the applicable joint venture partner.

         During the second quarter, we sold 15 residences representing 429 beds for approximately $20.1 million. We also sold three parcels of land for a net sales price of $2.2 million. $18.8 million of debt or lease obligations were repaid in connection with the sale of these assets and we recognized a net gain related to the sale of these assets of approximately $3.6 million.

         In March and April 2001, as part of the Restructuring Plan, we elected not to make rent payments to several lessors. Consequently, 17 of our leases have been terminated representing approximately 940 beds. In connection with these lease terminations, we recorded a loss on termination of these leases of approximately $9.6 million during the quarter ending March 31, 2001 and an additional $3.1 million in the quarter ending June 30, 2001. As of June 30, 2001, three of these residences are still managed by the Company and a reserve of $2.8 million is recorded relating to these lease terminations.

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

         Our existing senior and subordinated indebtedness includes principal maturities pursuant to stated terms totaling $142.4 million, $342.8 million and $92.8 million in 2001, 2002 and 2003, respectively. The Restructuring Plan calls for the deferral of all debt maturities and some other currently scheduled principal payments until after 2003. None of our lenders or bondholders has yet agreed to these principal payment deferrals.

         In addition to payment-related modifications, we will seek to modify other terms of our senior indebtedness and lease arrangements. Many of our senior debt instruments and certain of our lease instruments include financial covenants applicable either to the performance of the Company as a whole, to the performance of the financed portfolio or to the performance of individual residences. We will seek to modify or eliminate many of these financial covenants. In July 2001, we restructured a 42 residence lease portfolio by entering into a new maser lease that included various lease term modifications desired by the Company.

         The Restructuring Plan calls for us to negotiate a termination of our debt guaranty, management and other obligations relating to 13 residences that are currently held in a joint venture structure involving Manor Care, Inc. and a third-party equity investor group. As of June 30, 2001, Manor Care, Inc. has paid in full the revolving line of credit balance of $57.7 million which was borrowed by the joint venture. See Item 1 of Part II of the Quarterly Report.

         Convertible PIK Debentures, Convertible Subordinated Debentures and Joint Venture Interests. The Restructuring Plan calls for us to exchange debt, equity or equity-linked securities for our existing $218.8 million in face amount of convertible PIK debentures, $187.2 million in face amount of convertible subordinated debentures and various joint venture interests in certain of our residences. We intend to seek to negotiate exchange transactions with these capital structure constituents that result in a simplified capital structure that reflects the relative value of the debenture or joint venture interests of these third parties. We have only recently commenced discussions with some of these parties, and do not yet have any definitive agreements with any of these parties.

         Discussions with our various capital structure constituents have only commenced during recent months, or in some cases have not commenced at all, and few binding agreements have been reached. No assurance can be given that we will be successful in negotiating appropriate agreements with our various capital structure constituents. As we proceed with these negotiations, we expect that we will be making modifications to the Restructuring Plan to address issues that arise. In addition, should our operating results further deteriorate or should any of our several lenders, lessors, convertible debenture holders or joint venture partners take any action which could jeopardize our assets or liquidity, we may be forced to pursue a court supervised reorganization of the Company.

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

         Residence Service Fees. Residence service fees for the three months ended June 30, 2001 were $126.9 million, representing an increase of $18.8 million or 17% from the $108.1 million for the comparable 2000 period. This increase resulted from rate increases and occupancy improvements that we experienced in the past 12 months. Average rates were $2,770 and $2,560 as of June 30, 2001 and 2000, respectively. In addition, company-wide occupancy was 82.4% and 81.1% as of June 30, 2001 and 2000, respectively.

         Other Revenues. Other revenues for the three months ended June 30, 2001 were $1.7 million, a decrease of $2.3 million from the $4.0 million of other revenue for the three months ended June 30, 2000. The decrease is attributable to fewer ongoing management fees on residences which were either managed for third parties or for entities in which we held a minority ownership position. Management fees include charges for transitional services to recruit and train staff, initial and recurring fees for use of our name and branding, initial and recurring fees for use of our methodologies, services for assisting with finance processing, and ongoing management services provided to operate the residence.

         Residence Operating Expenses. Residence operating expenses for the three months ended June 30, 2001 increased to $87.6 million from $72.3 million in the three-month period ended June 30, 2000. Operating expenses as a percentage of residence service fees for the three months ended June 30, 2001 and 2000 were 70% and 67%, respectively. This percentage increase resulted primarily from increases in labor and employee benefit related costs due to increased competition for personnel, an increase in insurance costs, and increases in utility costs. The increase in marginal expenses was also impacted by a slower lease-up of residences in some areas of the country.

         Lease Expense. Lease expense for the three months ended June 30, 2001 was $17.2 million, compared to $20.6 million in the comparable period in 2000. This decrease is the result of the termination of 17 residence leases and a change during the quarter in the accounting for two synthetic leases (includes the financing of $174.4 million on 26 residences representing 2,159 beds and the corporate office building) where the synthetic lessor no longer bears economic risk, and as a result, these two leases are now accounted for as capital leases.

         Lease Income. We earned $5.6 million of lease income for the three months ended June 30, 2001, compared to $8.3 million for the comparable period in 2000, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences, and thereby offset our costs associated with obtaining and maintaining financing for these residences.

         General and Administrative Expense. For the three months ended June 30, 2001, general and administrative expenses were $10.3 million, before $1.4 million in restructuring costs, compared to $11.1 million prior to non-recurring expenses of $5.1 million for the comparable period in 2000, representing a decrease as a percentage of operating revenue to 8% in the 2001 period versus 10% in the 2000 period. The $5.1 million non-recurring expenses consist of $3.3 million related to employee severance costs and the termination of several internal software development and systems projects associated with our corporate downsizing, and a $1.8 million bad debt expense related to a management fee note which was deemed to be uncollectible due to the acquisition of the related residences in the second quarter of 2000. The $800,000 decrease in on-going expenses in the 2001 period was primarily attributable to cost reductions which we have implemented to improve corporate efficiencies.

         Loss on Disposal. In 2001, we adopted a plan to dispose of 82 residences with aggregate capacity of 3,396 residents and negotiated the termination of two leases representing 130 beds. In addition, we are seeking to terminate leases on two residences representing 130 beds. During the three months ended June 30, 2001, in accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," we reserved for a loss on disposal of these assets as we estimate net sales proceeds using undiscounted cash flows, net of disposal costs, are less than the book value by $160.4 million (net of $3.6 million of gains on sale).

During the three months ended June 30, 2000, we adopted a plan to dispose of 36 residences with aggregate capacity of 1,227 residents and 33 parcels of land. We recorded a loss on disposal of $12.1 million.

         Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2001, was $10.6 million representing an increase of $2.0 million, or 23%, from the $8.6 million of depreciation and amortization for 2000. This increase is the result of a change during the quarter in the accounting for two synthetic leases where the synthetic lessor no longer bears economic risk, and as a result, these two leases are now accounted for as capital leases. This financing change resulted in an increase in depreciation of fixed assets on the larger number of residences that were owned by us during the three months ended June 30, 2001, versus the comparable 2000 period.

         Loss on Lease Terminations. For the three months ended June 30, 2001, the Company recognized a loss of $3.1 million related to 17 leases that were terminated. This loss represents the book value of assets associated with the leased residences at the time of the terminations and estimated lease termination costs. There was no similar loss in the three months ended June 30, 2000.

         Interest Expense, Net. Interest expense, net of interest income, was $18.7 million for the three months ended June 30, 2001, prior to $2.0 million of bank penalties incurred in the quarter compared to $21.7 million of net interest expense for 2000. Gross interest expense (before interest capitalization and interest income) for the 2001 period was $19.8 million prior to $2.0 million of bank penalties compared to $19.3 million in the 2000 period, an increase of $500,000. This increase is the result of a change during the quarter in the accounting for two synthetic leases where the synthetic lessor no longer bears economic risk, and as a result, these two leases are now accounted for as capital leases. We capitalized $156,000 of interest expense in the 2001 period compared to $975,000 in the 2000 period. This decrease in capitalized interest is a result of our decision to reduce development and construction activity in 2001. Our average construction in progress balance was $12.9 million during the three months ended June 30, 2001, compared to $67.1 million in the 2000 period. Interest income for the 2001 period was $1.0 million as compared to $1.4 million for the 2000 period. This decrease was due primarily to lower restricted cash balances in place in 2001 related primarily to lease financing transactions.

Amortization of Financing Costs. Amortization of financing costs for the three months ended June 30, 2001 was $2.6 million, representing a decrease of $500,000 from the $3.1 million of amortized financing costs for the comparable 2000 period. This decrease resulted primarily from amortization of financing costs on the smaller number of residences that were owned by us during the quarter ended June 30, 2001, versus the comparable period in 2000.

         PIK Interest, Net. "Pay-In-Kind" (PIK) interest for the three months ended June 30, 2001 includes $5.8 million of interest expense on the various PIK debentures which were issued in May and August 2000. For three months ended June 30, 2000, $1.4 million of PIK interest was incured. The increase is due to three months of interest expense on $208.6 million of debentures in 2001 versus one month of interest on $168.0 debentures in the same time period in 2000.

         Equity in Losses of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the three months ended June 30, 2001, was $5.2 million, representing an increase of $2.1 million from $3.1 million of losses for the comparable 2000 period. Our joint venture partners have not made substantial capital contributions to a number of joint ventures for several quarters. Therefore, we have recorded the losses of those unconsolidated joint ventures in excess of capital contributed by the joint venture partner. During the second quarter of 2001 we had an average of 71 residences held in unconsolidated joint venture arrangements compared to an average of 112 residences held in similar joint venture arrangements during the comparable 2000 period. The increase in equity in losses of unconsolidated affiliates was also impacted by a slower lease-up of residences which are held in unconsolidated joint ventures.

         Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in income of consolidated subsidiaries for the three months ended June 30, 2001, was $169,000, representing a decrease of $191,000 from $360,000 of gains for the comparable 2000 period. The decrease was primarily attributable to the decrease in the number of residences that were owned by us in consolidated joint venture arrangements during the 2001 period.

         Income Taxes. During the fourth quarter of 2000, a valuation allowance of $53.0 million was established because the Company was uncertain that such deferred tax assets in excess of the applicable reversing deferred tax liabilities would be realized in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During the three months ended June 30, 2001, we recorded a current income tax provision of $30,000. In addition, the valuation allowance was increased by $72.9 million for a total valuation allowance of $138.5 million at June 30, 2001. During the three months ended June 30, 2000, we recorded a current income tax provision of $156,000 which was offset by the recognition of a $12.6 million deferred tax asset resulting in a current income tax benefit of $12.4 million.

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

         Net Loss. As a result of the foregoing, net loss for the three months ended June 30, 2001, was $190.0 million compared to net loss of $13.0 million for 2000.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

         Residence Service Fees. Residence service fees for the six months ended June 30, 2001 were $251.7 million, representing an increase of $42.2 million or 20% from the $209.5 million for the comparable 2000 period. This increase resulted from rate increases and occupancy improvements that we experienced in the past 12 months. Average rates were $2,770 and $2,560 as of June 30, 2001 and 2000, respectively. In addition, company-wide occupancy was 82.4% and 81.1% as of June 30, 2001 and 2000, respectively.

         Other Revenues. Other revenues for the six months ended June 30, 2001 were $3.5 million, a decrease of $5.6 million from the $9.1 million of other revenue for the six months ended June 30, 2000. The decrease is attributable to fewer ongoing management fees on residences which were either managed for third parties or for entities in which we held a minority ownership position. Management fees include charges for transitional services to recruit and train staff, initial and recurring fees for use of our name and branding, initial and recurring fees for use of our methodologies, services for assisting with finance processing, and ongoing management services provided to operate the residence.

         Residence Operating Expenses. Residence operating expenses for the six months ended June 30, 2001 increased to $174.7 million from $138.5 million in the six-month period ended June 30, 2000. Operating expenses as a percentage of residence service fees for the six months ended June 30, 2001 and 2000 were 69% and 66%, respectively. This percentage increase resulted primarily from increases in labor and employee benefit related costs due to increased competition for personnel. The increase in marginal expenses was also impacted by a slower lease-up of residences in some areas of the country.

         Lease Expense. Lease expense for the six months ended June 30, 2001 was $38.1 million, compared to $40.8 million in the comparable period in 2000. This decrease is the result of the termination of 17 residence leases and a change during the quarter in the accounting for two synthetic leases (includes the financing of $174.4 million on 26 residences representing 2,159 beds and the corporate office building) where the synthetic lessor no longer bears economic risk, and as a result, these two leases are now accounted for as capital leases.

         Lease Income. We earned $11.2 million of lease income for the six months ended June 30, 2001, compared to $17.1 million for the comparable period in 2000, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences, and thereby offset our costs associated with obtaining and maintaining financing for these residences.

         General and Administrative Expense. For the six months ended June 30, 2001, general and administrative expenses were $20.5 million before $2.6 million in restructuring costs compared to $22.1 prior to $5.1 million of non-recurring expenses, representing an decrease as a percentage of operating revenue to 8% in the 2001 period versus 10% in the 2000 period. The $5.1 million non-recurring expenses consist of $3.3 million related to employee severance costs and the termination of several internal software development and systems projects associated with our corporate downsizing, and a $1.8 million bad debt expense related to a management fee note which was deemed to be uncollectible due to the acquisition of the related residences in the second quarter of 2000.

         Loss on Disposal. In 2001, we adopted a plan to dispose of 82 residences with aggregate capacity of 3,396 residents and terminate leases on two residences representing 130 beds. During the six months ended June 30, 2001, in accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," we reserved for a loss on disposal of these assets as we estimate net sales proceeds using undiscounted cash flows, net of disposal costs, are less than the book value by $162.9 million (net of $3.6 million gain on sale).

          During the six months ended June 30, 2000, we adopted a plan to dispose of 36 residences with aggregate capacity of 1,227 residents and 33 parcels of land. We recorded a loss on disposal of $12.1 million.

         Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2001, was $20.0 million representing an increase of $3.7 million, or 22.7%, from the $16.3 million of depreciation and amortization for 2000. This increase is the result of a change during the quarter in the accounting for two synthetic leases where the synthetic lessor no longer bears economic risk, and as a result, these two leases are now accounted for as capital leases. This financing change resulted in an increase in depreciation of fixed assets on the larger number of residences that were owned by us during the six months ended June 30, 2001, versus the comparable 2000 period.

         Loss on Lease Terminations. For the six months ended June 30, 2001, the Company recognized a loss of $12.6 million related to 17 leases that were terminated. This loss represents the book value of assets associated with the leased residences at the time of the terminations and estimated lease termination costs. There was no similar loss in the six months ended June 30, 2000.

         Interest Expense, Net. Interest expense, net of interest income, was $35.5 million for the six months ended June 30, 2001, prior to $2.5 million of bank penalties and fees paid in the first half of the year compared to $37.3 million of net interest expense for 2000, prior to $1.4 million of bank amendment fees. Gross interest expense (before interest capitalization and interest income) for the 2001 period was $37.6 million, prior to $2.5 million in bank penalties compared to $36.0 million for the 2000 period, prior to $1.4 million of bank amendment fees, an increase of $1.6 million. This increase is the result of a change during the quarter in the accounting for two synthetic leases where the synthetic lessor no longer bears economic risk, and as a result, these two leases are now accounted for as capital leases. We capitalized $483,000 of interest expense in the 2001 period compared to $2.2 million in the 2000 period. This decrease in capitalized interest is a result of our decision to reduce development and construction activity in 2000. Our average construction in progress balance was $22.3 million during the six months ended June 30, 2001, compared to $81.6 million in the 2000 period. Interest income for the 2001 period was $1.8 million as compared to $2.9 million for the 2000 period. This decrease was due primarily to lower restricted cash balances in place in 2001 related primarily to lease financing transactions.

         Amortization of Financing Costs. Amortization of financing costs for the six months ended June 30, 2001 was $5.1 million, representing an increase of $400,000 from the $4.7 million of amortized financing costs for the comparable 2000 period. This increase resulted primarily from the amortization of $15.2 million of issuance costs associated with the Equity Transaction that we began to amortize effective June 1, 2000.

         PIK Interest, Net. "Pay-In-Kind" (PIK) interest for the six months ended June 30, 2001 includes $12.2 million of interest expense on the various PIK debentures which were issued in May and August 2000. For six months ended June 30, 2000, $1.4 million of PIK interest was incurred. The increase is due to six months of interest expense on $208.6 million of debentures in 2001 versus one month of interest on $168.0 million debentures in the same period in 2000.

         Equity in Losses of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the six months ended June 30, 2001, was $9.7 million, representing an increase of $4.2 million from $5.5 million of losses for the comparable 2000 period. Our joint venture partners have not made substantial capital contributions to a number of joint ventures for several quarters. Therefore, we have recorded the losses of those unconsolidated joint ventures in excess of capital contributed by the joint venture partner. During the second quarter of 2001 we had an average of 71 residences held in unconsolidated joint venture arrangements compared to an average of 112 residences held in similar joint venture arrangements during the comparable 2000 period. The increase in equity in losses of unconsolidated affiliates was also impacted by a slower lease-up of residences which are held in unconsolidated joint ventures.

         Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in income of consolidated subsidiaries for the six months ended June 30, 2001, was $125,000, representing a decrease of $744,000 from $869,000 of gains for the comparable 2000 period. The decrease was primarily attributable to the decrease in the number of residences that were owned by us in consolidated joint venture arrangements during the 2001 period.

         Income Taxes. During the fourth quarter of 2000, a valuation allowance of $53.0 million was established because the Company was uncertain that such deferred tax assets in excess of the applicable reversing deferred tax liabilities would be realized in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During the six months ended June 30, 2001, we recorded a current income tax provision of $60,000. In addition, the valuation allowance was increased by $85.5 million for a total valuation allowance of $138.5 million at June 30, 2001. During the six months ended June 30, 2000, we recorded a current income tax provision of $200,000 which was offset by the recognition of a $15.8 million deferred tax asset resulting in a current income tax benefit of $15.6 million.

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

         Net Loss. As a result of the foregoing, net loss for the six months ended June 30, 2001, was $227.7 million compared to a net loss of $18.4 million for 2000.

Liquidity and Capital Resources

         At June 30, 2001, we had $21.8 million in unrestricted cash and cash equivalents and a $1.1 billion working capital deficit compared to unrestricted cash and cash equivalents of $23.4 million and a working capital deficit of $129.2 million at December 30, 2000.

         For the six months ended June 30, 2001 the cash flow from operations was a deficit of $54.3 million before the $166.6 million loss on disposal of assets and the reserve for lease terminations of $12.6 million compared to cash flow from operations of $2.0 million for the six months ended June 30, 2000.

         On May 30, 2000, we completed the first closing of the Equity Transaction pursuant to which we issued $173.0 million of convertible debentures and convertible preferred shares to investors. The securities issued include: (i) $168.0 million of Series A, Series B and Series C convertible debentures with an original conversion price of $4.00 per share ($400 per share of Series B stock for the Series B debentures), and a 9.75% semi-annual PIK coupon and a seven year maturity; and (ii) $5.0 million of Series A convertible preferred shares with an original conversion price of $4.00 per share and a 9.75% semi-annual cumulative PIK dividend and a mandatory redemption in seven years. The Series A and Series C debentures and Series A preferred shares are convertible at any time at the respective holder's option into shares of common stock of the Company. The Series B debentures are convertible at any time at the respective holder's option into non-voting Series B preferred shares having rights (other than voting rights) substantially similar to the Company's common stock. The Company may call the debentures and the Series A preferred shares at any time after May 30, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. On August 10, 2000, we issued an additional $29.9 million of Series B debentures resulting in an aggregate transaction amount of $203.0 million. With the payment of the first PIK coupon and dividend as of June 30, 2001, we now have $218.8 million of convertible PIK debentures and $5.0 million of Series A convertible preferred shares outstanding.

         We used the proceeds from this transaction, net of $15.2 million of transaction costs, to (i) repay $48.3 million of bridge loans previously funded by an affiliated group who participated as investors in the Equity Transaction, (ii) retire outstanding convertible debt with a book basis of $41.4 million in exchange for $26.9 million in new Series C convertible debentures, (iii) acquire equity interests in 14 residences (618 resident capacity) previously managed by the Company for $21.0 million, (iv) acquire a 60% ownership interest in the operations of 26 residences (2,159 resident capacity) for $14.7 million, (v) repay $5.0 million of short-term borrowings under a bank line-of-credit, and (vi) provide funds for working capital and other corporate purposes, including funding construction of our remaining unopened residences.

         Historically, we financed our operations and growth through a combination of various forms of real estate financing (mortgage, synthetic lease and sale/leaseback financing), capital contributions from joint venture partners and the sale of our securities (common stock, preferred stock and convertible debentures) and, to a lesser extent, cash from operations. At June 30, 2001, we had $1.3 billion of outstanding debt principally consisting of $406.1 million of convertible debentures having a weighted average interest rate of 8.0%, $117.1 million of fixed rate debt having a weighted average interest rate of 7.6%, capitalized lease obligations of $197.7 million having a weighted average interest rate of 9.5%, $525.1 million of variable rate debt having a weighted average interest rate of 7.8% and short-term borrowings of approximately $14.3 million. Through June 30, 2001, we have also entered into approximately $555.2 million of sale/leaseback financings. In addition, we have guaranteed an aggregate of $57.0 million of indebtedness of joint venture and other off-balance sheet third-party entities.

         As of June 30, 2001, our current portion of long-term debt and short-term notes payable totaled $1.2 billion. These current maturities include $404.8 million of debt and lease obligations and $406.1 million of convertible PIK debentures and convertible subordinated debentures that are in default or have cross-default provisions. We, together with Manor Care, Inc., guaranteed $57.0 million of indebtedness of a joint venture arrangement that matured in the second quarter of 2001. Subsequently, this indebtedness was paid off by Manor Care, Inc., pursuant to the guaranty. See Item 1 of Part II of the Quarterly Report. In 2002, our scheduled debt maturities include $202.5 million of secured debt and our 5.25% convertible subordinated debentures, which have an outstanding balance of $112.0 million at June 30, 2001 and mature in December 2002.

         As of June 30, 2001, we have the following series of redeemable preferred stock and convertible subordinated debentures outstanding:

$5.0 million aggregate principal amount of 9.75% Series A cumulative convertible preferred shares due May 30, 2007. The holders of these convertible preferred shares are entitled to cumulative pay-in-kind (PIK) dividends at the rate of 9.75% per annum, payable semi-annually in the form of additional shares of Series A preferred stock on January 1 and July 1 of each year commencing on January 1, 2001. The effective conversion price is $3.36 per share. The Series A preferred stock is redeemable at our option commencing on May 30, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the convertible preferred shares may convert at any time into shares of common stock of the Company on a one to one basis.

$42.5 million aggregate principal amount of 9.75% Series A convertible debentures due May 30, 2007 (the "Series A Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series B debentures on January 1 and July 1 of each year commencing on January 1, 2001. The effective conversion price is $3.36 per share. The convertible debentures are redeemable at our option commencing on May 30, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the convertible debentures may convert at any time into shares of common stock of the Company.

$128.9 million aggregate principal amount of 9.75% Series B convertible debentures due May 30, 2007 (the "Series B Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series B debentures on January 1 and July 1 of each year, commencing with January 1, 2001. The effective conversion price is $336.00 per share. The convertible debentures are redeemable at our option commencing on May 30, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the convertible debentures may convert at any time into non-voting Series B preferred shares, each share of which has rights (other than voting rights) substantially similar to 100 shares of common stock of the Company.

$47.5 million aggregate principal amount of 9.75% Series C convertible debentures due May 30, 2007 (the "Series C Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series C debentures on January 1 and July 1 of each year, commencing with January 1, 2001. The effective conversion price is $3.36 per share. The convertible debentures are redeemable at our option commencing on May 30, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the convertible debentures may convert at any time into shares of common stock of the Company.

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

         The outstanding 5.25% Debentures, 7.00% Debentures and 6.75% Debentures (collectively, the "Original Debentures") are subordinated to all other "indebtedness" of the Company (as defined in the applicable indentures governing such debentures), and the Series A Debentures, the Series B Debentures and the Series C Debentures (collectively, the

         "PIK Debentures," and together with the Original Debentures, the "Subordinated Debentures") are subordinated to all "indebtedness" of the Company, (as defined in the applicable indentures governing such debentures), other than the Original Debentures. As a result of several notices of default received by the Company with respect to other indebtedness that, by its terms, may be accelerated by the applicable lenders, neither we nor the applicable indenture trustees for the Subordinated Debentures are permitted by the subordination provisions of the indentures governing the respective Subordinated Debentures to make any payment or distribution on account of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures). As a result, we did not make cash interest payments in June 2001 of $5.5 million on the Original Debentures. In the event that the Company is dissolved, liquidated or reorganized, all amounts due in payment of the Company's other indebtedness must be paid or provided for before any payment may be made on account of the Subordinated Debentures. Accordingly, unless and until we are able to restructure our debt and lease obligations and resolve all these pending defaults, we will not be permitted to make any interest or other payments to the holders of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures). We have received a notice of acceleration from lenders that we owe $154.2 million. In addition, indebtedness of approximately $50 million has matured and is past due. While we are currently working with these lenders to extend maturities and enter into forbearance agreements, the failure to pay indebtedness at maturity and acceleration of indebtedness are events of default under the terms of the Subordinated Debentures. Therefore, the Subordinated Debentures are classified as current maturities as of June 30, 2001.

         Our principal credit and financing agreements, including our convertible debentures and our synthetic lease agreements, include cross-default provisions that provide that a material default under our other credit facilities constitutes a default under that credit or financing agreement. Accordingly, any material default arising under one of our credit or financing agreements could result in many of our other major credit and financing arrangements being in default. In addition, our principal credit and financing agreements include various financial covenants and other restrictions, including: (i) fixed charge coverage requirements, typically measured on a trailing four quarter basis and which generally increase over the term of the applicable credit agreement; (ii) maximum leverage ratios which limit our aggregate senior indebtedness to total capitalization; (iii) various minimum net worth or tangible net worth requirements; (iv) in some cases, property specific debt service coverage requirements and similar financial covenants of the type referenced above applicable to individual properties or to the pool of residences financed by the applicable lender; and (v) the maintenance of operating and other reserves for the benefit of the residences serving as collateral for the applicable lender. Additionally, under some of our credit and sale/leaseback facilities we are required to secure lender or lessor consent prior to engaging in mergers, business combinations or change in control transactions.

         We are obligated under our existing joint venture arrangements to purchase the equity interests of our joint venture partners at fair market value upon the election of our partners (the "Put"). We may also exercise options to purchase these same joint venture interests either at uncapped fair market value in the case of certain joint venture arrangements (the "FMV Call") or at an agreed upon return on investment in the case of other arrangements (the "Formula Call"). For joint ventures with the FMV Call, we estimate that the amount required as of June 30, 2001 to acquire these joint venture interests would have been approximately $12.0 million. We do not anticipate that we will be required to purchase the interests in these partnerships with FMV Calls during the next 12 months. With respect to joint ventures which include Formula Calls, we estimate that the call price as of June 30, 2001 would have totaled approximately $54.0 million. However, we believe that the fair market value of these residences, in the aggregate, should the Put be exercised, is substantially less. Related to our Restructuring Plan, we are negotiating with our joint venture partners to purchase or acquire their joint venture interests at terms different from the existing agreements. Several of our joint venture partners have threatened legal action related to the Company's management of the applicable joint venture entities.

         Our operations and remaining construction activity will require significant additional capital resources in the future in order to fund: (i) our costs associated with completing construction of two assisted living and Alzheimer's care residences; (ii) our purchase from the third party joint venture partners of minority and majority equity interests in assisted living residences operated by us; (iii) our ongoing debt service and lease obligations, including maturities of our long-term debt and refinancing of short term debt; and (iv) our obligation to finance the operations of third party development partners. Additionally, growth in residence operating cash flow has been slower than projected as a result of (i) increased operating costs, including labor, utilities and liability insurance and, (ii) to a lesser extent, slower fill rates in our pre-stabilized residences and reduction in occupancy levels in certain of our stabilized residences. As a result of on-going operating losses and these upcoming capital needs, we expect that our projected cash needs during 2001 and 2002 will exceed our projected identified cash resources. To satisfy these cash shortfalls and to preserve the integrity of our operations, we are pursuing a Restructuring Plan which seeks, among other things, to dispose of a significant number of our residences which operate with cash shortfalls and to defer some of our debt service obligations until those disposition and restructuring transactions can occur.

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

         As an inducement to make the Bridge Loan, we issued the bridge lenders stock purchase warrants to purchase an aggregate of 60,000 shares of a newly designated class of our preferred stock having rights and terms substantially similar to our Series B preferred stock issuable upon conversion of our Series B debentures. Like our Series B Preferred Stock, each share of the new preferred stock has rights, other than voting rights, substantially similar to 100 shares of common stock of the Company. Accordingly, 60,000 shares of the new preferred stock represent 6 million common stock equivalent shares. The five-year warrants are exercisable at a price of $75 per share for 20,000 shares of the new preferred stock, $100 per share for 20,000 shares of the new preferred stock and $125 per share for 20,000 shares of the new preferred stock.

         We elected not to fund $16.7 million of certain debt service and lease payment obligations due in the first and second quarters of 2001 without the consent or waiver of the applicable lender or lessor. Through additional payments and application of escrowed amounts, as of June 30, 2001 we had $5.5 million of outstanding scheduled debt service to lenders or lessors who hold mortgages on, or from whom we lease 93 residences (3,814 resident capacity). We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 resident capacity) and other lenders have elected to apply deposits and reserve funds of ours held by such lenders against the past due payments. Two lenders have activated "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders as permitted under applicable loan documents. We expect that other notices of default will be forthcoming and that absent an agreed upon resolution, other lenders or lessors may also begin exercising remedies under their loan documents. We have, however, received a written notice of acceleration from lenders with respect to indebtedness aggregating $154.2 million. In addition, indebtedness of approximately $50 million has fully matured and is past due. We are not aware of any further steps taken by any lenders to exercise their remedies subsequent to acceleration or maturity and we are currently working with these lenders to extend maturities or enter into forbearance arrangements as we seek to implement our Restructuring Plan.

         In addition, the lessor on the synthetic lease for our headquarters has declared a lease default, both the lessor and the lessor's mortgagee have demanded that we purchase the headquarters for the full lease balance, and the lessor has realized on deposits held as security for payment of a portion of the lease balance. We presently are discussing short term financing with the lessor's mortgagee for the remaining $14 million lease balance.

         We sought forbearance agreements from certain of our lenders and lessors with respect to the first and second quarter 2001 debt service and lease payments, but did not have written agreements in place with most of our lenders and lessors at the time these payments were due. As we did not make loan and lease payments to these lenders and lessors in the first and second quarters of 2001, we are now in default with respect to these obligations. Management believes that, despite the pendency of these defaults, during the near term the majority of these lenders and lessors will continue to participate in restructuring discussions with us. No assurances may be given, however, that this will be the case. As our principal credit, lease and other financing facilities are cross defaulted to a material default occurring under other credit, lease or financing facilities, a payment default under one such facility could result in our being in default under many other such facilities, which could adversely affect our ability to restructure without reorganization proceedings.

         To address our long-term liquidity and capital needs, including our upcoming debt maturities, we intend to (i) effect a Restructuring Plan with our lenders, lessors, convertible debenture holders and joint venture partners, (ii) continue to implement operating initiatives focused on overall rate and occupancy improvement and overhead reductions, (iii) dispose of under-performing and non-strategic residences in order to reduce associated financing costs, operating expenses and to generate cash, and (iv) seek to identify additional equity or equity-linked capital.

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

Forward-Looking Statements

         The statements in this quarterly report relating to matters that are not historical facts are forward-looking statements based on management's belief and assumptions using currently available information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. These statements involve a number of risks and uncertainties, including, but not limited to, risks associated with recent defaults under loan and lease obligations, risks associated with the shortfall of our liquidity and implementation of our Restructuring Plan, risks associated with the disposition of assets and the termination of leases, substantial debt and operating lease payment obligations, operating losses associated with new residences, our need for additional financing and liquidity risks associated with our construction, risks associated with competition, governmental regulation and other risks and uncertainties detailed in the reports filed by us with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We assume no duty to publicly update these statements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors may cause fluctuations in the Company's earnings and cash flows.

         We performed a sensitivity analysis which presents the hypothetical change in fair value of those financial instruments held by us at June 30, 2001, which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair value of the debt included in the analysis is $525.1 million. Although not expected, a one-percentage point change in the interest rates would have caused our annual interest expense to change by approximately $5.3 million. Accordingly, a significant increase in LIBOR based interest rates could have a material adverse effect on our earnings.

         We do not presently use financial derivative instruments to manage interest costs. We do not use foreign currency exchange rate forward contracts or commodity contracts and do not have foreign currency exposure as of June 30, 2001.

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

         On August 22, 2000, Manor Care, Inc. ("Manor Care") and Manor Care of America, Inc. filed a complaint against the Company in state court in Ohio seeking to collect on a note executed by the Company in the principal amount of $3.0 million in connection with the Company's development joint venture with Manor Care. In response, the Company filed a motion to dismiss or stay the Ohio action in favor of arbitration of the dispute. The Ohio court granted the Company's Motion for a stay and ordered that the action be stayed pending arbitration of Manor Care's claims. Manor Care has now filed its statement of claim in arbitration. The Company has responded to Manor Care's statement of claim denying Manor Care's right to collect on the $3 million note, and intends to vigorously defend against the claims alleged by Manor Care in this arbitration.

         On October 20, 2000, Manor Care filed a complaint against the Company in the Delaware state Superior Court with respect to two purchase agreements entered into on December 30, 1998 between the Company, Manor Care and a number of Manor Care's subsidiaries and affiliates. One of these agreements related to the purchase by the Company of a number of assisted living residences then owned and operated by Manor Care and its subsidiaries, and the second agreement related to the purchase by the Company of a number of assisted living residences then under construction by Manor Care and its subsidiaries. Manor Care has alleged that the Company was unable to close the purchases within the time required by the agreements and that the Company allegedly fraudulently induced Manor Care to delay the closings. Manor Care is seeking damages for this alleged fraud in the amount of approximately $3.7 million. In addition, Manor Care has alleged that the Company owes Manor Care $259,000 arising out of post-closing prorations. The Delaware Court granted the Company's motion to stay these claims in Delaware in favor of a pending action that the Company had brought against Manor Care in the Superior Court of Fulton County, Georgia. With the Company's consent, Manor Care has asserted its claims as counterclaims in that Fulton County action. The Company intends to vigorously defend against the claims alleged by Manor Care in its counterclaims.

         On or about March 26, 2001, Manor Care filed a statement of claim in arbitration with respect to certain payments that Manor Care alleges it made on a bank debt facility related to the Company's development joint venture with Manor Care. As originally filed, Manor Care's statement of claim seeks $655,000 plus attorneys' fees and costs. On or about July 24, 2001, Manor Care filed a Motion seeking leave to amend its statement of claim to: (i) increase the amount of its existing claim against the Company to $2,645,000; and (ii) seek to recover an additional $28,489,000 from the Company, which represents one-half of the amount that Manor Care alleges that it paid the bank pursuant to its guarantee of this bank facility upon its maturity on June 30, 2001. The Company has asserted counterclaims against Manor Care in this arbitration proceeding and intends to vigorously defend against the claims alleged by Manor Care in this statement of claim

                   In addition, the Company is pursuing (or intends to pursue) various claims and counterclaims against Manor Care and its affiliates arising out of the Company's business dealings with Manor Care. Manor Care and its affiliates are likewise also pursuing other claims and counterclaims against Alterra and its affiliates arising out of its business dealings with Alterra.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

         In order to maintain sufficient operating liquidity, we elected not to fund certain first and second quarter 2001 debt service and lease payment obligations. Specifically, without the consent or waiver of the applicable lender or lessor, we failed to pay debt service to lenders or lease payment to lessors who hold mortgages on or from whom we lease 93 residences (3,814 resident capacity). We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 resident capacity) and other lenders or lessors have elected to apply our deposits and reserve funds held by such lenders and lessors against past due payments. Two lenders have activated "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders as permitted under the applicable loan documents. We have also received notices of acceleration from lenders with respect to indebtedness aggregating $154.2 million. In addition, approximately $50 million of indebtedness has fully matured and is past due. We expect that other notices of default will be forthcoming and that absent an agreed upon resolution, other lenders and lessors may also begin exercising remedies under their loan and lease documents. We are not aware of any further steps taken by these lenders to exercise their remedies subsequent to the acceleration or maturity of the debt and we are currently working with these lenders to extend maturities and to enter into forbearance agreements as we seek to implement our Restructuring Plan.

         The indentures pursuant to which the $395.9 million of outstanding Subordinated Debentures were issued include as an event of default the acceleration of any other indebtedness of the Company of a specified amount (ranging from $1.0 million to $10.0 million). Accordingly, as a result of notices of acceleration that we received with respect to $154.2 million of mortgage indebtedness, we are in default with respect to our $395.9 million of Subordinated Debentures. As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", the subordination provisions of the indentures related to the Subordinated Debentures are currently in effect and neither we nor the applicable indenture trustees for the Subordinated Debentures are permitted to make any payment or distribution on account of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures).

In addition, the lessor on the synthetic lease for our headquarters has declared a lease default, both the lessor and the lessor's mortgagee have demanded that we purchase the headquarters for the full lease balance, and the lessor has realized on deposits held as security for payment of a portion of the lease balance. We presently are discussing short term financing with the lessor mortgagee for the remaining $14 million lease balance

         We sought forbearance agreements from certain of our lenders and lessors with respect to debt service and lease payments due in 2001, but did not have written agreements in place with most of our lenders and lessors at the time these payments were due. As we did not make loan and lease payments to these lenders and lessors in the first and second quarters of 2001, we are now in default with respect to these obligations. Management believes that, despite the pendency of these defaults, during the near term the majority of these lenders and lessors will continue to participate in restructuring discussions with us. No assurances may be given, however, that this will be the case. As our principal credit, lease and other financing facilities are cross defaulted to a material default occurring under other credit, lease or financing facilities, a payment default under one such facility results in our being in default under many other such facilities, which could adversely affect our ability to restructure without reorganization proceedings.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 10-Q
	(a)	Exhibits:
Exhibit Number		Description
10.1

Third Omnibus Amendment dated as of June 29, 2001 by and among the Company, Assisted Living Properties, Inc., ALS Leasing, Inc., Meditrust of Kansas, Inc., Meditrust Acquisition Company LLC and T and F Properties, LP.

10.2

Agreement of Purchase and Sale and Termination of Leases dated as of June 29, 2001 by and between Meditrust Acquisition Company LLC, the Company and ALS Leasing, Inc. (Certain exhibits to this agreement have been omitted; the Company agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits.)

10.3

Amended and Restated Master Lease Agreement dated as of July 1, 2001 among Health Care REIT, Inc.; HCRI North Carolina Properties, LLC; HCRI Tennessee Properties, Inc.; HCRI Texas Properties, Ltd. and the Company. (Certain exhibits to this agreement have been omitted; the Company agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits.)

10.4

First Amendment to the Amended and Restated Master Lease Agreement dated as of July 16, 2001 among Health Care REIT, Inc.; HCRI North Carolina Properties, LLC; HCRI Tennessee Properties, Inc.; HCRI Texas Properties, Ltd. and the Company.

11.1		Statement Regarding Computation of Net Income Per Share.

	(b)	Reports on Form 8-K: The Company has filed no reports with the Securities and Exchange Commission on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on the 14th day of August, 2001.

ALTERRA HEALTHCARE CORPORATION

Date: August 14, 2001	BY: /s/ Mark W. Ohlendorf Mark W. Ohlendorf Senior Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT 11.1           COMPUTATION OF NET INCOME PER SHARE
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Basic:
Net loss attributable to common shares	$(190,049)	$(13,032)	$(227,671)	$(18,350)
Weighted average common shares outstanding	22,110	22,110	22,110	22,114
Per share amount	$(8.60)	$(0.59)	$(10.30)	$(0.83)

Diluted: not included since convertible debentures are antidiultive.