Form 10-Q
period 2001-09-30
ALTERRA HEALTHCARE CORP
filed 2001-11-14
CIK 1013218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

Form 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-12000

ALTERRA HEALTHCARE CORPORATION

Delaware (State or other jurisdiction of incorporation or organization)	39-1771281 (IRS employer identification )

10000 Innovation Drive, Milwaukee, WI (Address of principal executive offices)	53226 (Zip code)

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

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of September 30, 2001: 22,109,810.

ALTERRA HEALTHCARE CORPORATION
INDEX

Part I.         Financial Information

		Page
Item 1.	Financial Statements:

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2000	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

	Part II. Other Information

Item 1.	Legal Proceedings	24

Item 3.	Defaults Upon Senior Securities	25

Item 5.	Other Information	26

Item 6.	Exhibits and Reports on Form 8-K	27

PART 1 - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2001 (unaudited)	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$13,197	$23,688
Accounts receivable, net	13,863	11,782
Supply inventory	9,855	12,115
Prepaid expenses	5,402	4,713
Notes receivable, net	----	4,963
Assets held for sale	144,470	154,775
Other current assets	10,305	40,004
Total current assets	197,092	252,040
Property and equipment, net	843,060	891,880
Restricted cash and investments	3,636	21,507
Goodwill, net	9,698	10,276
Other assets	52,239	52,062
Total assets	$1,105,725	$1,227,765

LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current installments of long-term obligations	$1,022,643	$214,890
Current debt maturities on assets held for sale	189,127	98,828
Short-term notes payable	12,634	9,986
Accounts payable	5,000	11,854
Accrued expenses	56,447	42,778
Deferred rent and refundable deposits	10,364	2,930
Total current liabilities	1,296,215	381,266
Long-term obligations, less current installments	38,606	403,036
Convertible debt	----	395,914
Deferred gain on sale and other	1,240	5,286
Total liabilities	1,336,061	1,185,502
Minority interest	4,151	4,506
Redeemable preferred stock	5,201	4,898
Stockholders' equity (deficit):
Preferred stock, 2,500,000 shares authorized; 1,550,000 and 1,250,000 of which have designated at September 30, 2001 and December 31, 2000, respectively,none of which were outstanding	---	---
Common stock, $.01 par value; 100,000,000 sharesauthorized of which 22,109,810 were issued and outstanding on September 30, 2001 and December 31, 2000	221	221
Treasury stock, $.01 par value; 11,639 shares on September 30, 2001 and December 31, 2000	(163)	(163)
Additional paid-in capital	179,486	179,384
Accumulated deficit	(419,232)	(146,583)
Total stockholders' equity (deficit)	(239,688)	32,859
Total liabilities and stockholders' equity (deficit)	$1,105,725	$1,227,765

See accompanying notes to condensed consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2001		2000	2001	2000
Revenue:
Resident service fees	$124,624		$120,631	$376,367	$330,158
Management fees and other	1,476		1,952	4,963	11,020
Operating revenue	126,100		122,583	381,330	341,178

Operating Expenses:
Residence operations	90,639		85,081	265,323	223,576
Lease expense	15,413		20,729	53,520	61,568
Lease income	(5,511)		(5,538)	(16,688)	(22,601)
General and administrative	12,602		11,063	35,677	38,248
Loss (gain) on disposal	9,966		(79)	185,506	11,975
Depreciation and amortization	11,471		9,301	31,495	25,594
	134,580		120,557	554,833	338,630
Operating (loss) income	(8,480)		2,026	(173,503)	2,818

Other income (expense):
Interest expense, net	(20,732)		(15,130)	(58,686)	(47,517)
Amortization of financing costs	(2,562)		(1,339)	(7,621)	(6,196)
Convertible debt paid-in-kind ("PIK") interest	(6,055)		(5,359)	(18,230)	(6,769)
Equity in losses of unconsolidated affiliates	(5,049)		(5,471)	(14,755)	(10,979)
Minority interest in profits (losses) of consolidated subsidiaries	104		1,629	229	(2,498)
Total other expense, net	(34,294)		(25,670)	(99,063)	(68,963)

Loss before income taxes	(42,774)		(23,644)	(272,566)	(66,145)

Income tax benefit (expense)	(30)		6,948	(90)	22,563

Loss before extraordinary gain	(42,804)		(16,696)	(272,656)	(43,582)

Extraordinary gain on the early extinguishment of debt, net of tax expense of $5,232	---		---	---	8,536

Net loss	$(42,804)	$	$(16,696)	$(272,656)	$(35,046)

Loss per common share before extraordinary item:
Basic	$(1.94)	$	$(0.76)	$(12.33)	$(1.97)
Diluted	$(1.94)	$	$(0.76)	$(12.33)	$(1.97)
Net loss per common share:
Basic	$(1.94)	$	$(0.76)	$(12.33)	$(1.58)
Diluted	$(1.94)	$	$(0.76)	$(12.33)	$(1.58)

Weighted average common shares outstanding:
Basic	22,110		22,110	22,110	22,112
Diluted	22,110		22,110	22,110	22,112

See accompanying notes to condensed consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

		Nine Months Ended September 30,
		2001	2000
Cash flows from operating activities:
Net loss		$(272,656)	$(35,046)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		31,495	25,594
PIK interest		18,230	6,769
Amortization of deferred financing		7,621	6,194
Loss on disposal (net of $3.6 million gain on sale)		185,313	11,975
Extraordinary gain on extinguishment of debt&		----	(13,768)
Deferred income taxes		90	(17,331)
Equity in net loss from investments in unconsolidated affiliates		14,755	10,979
Minority interest in losses of consolidated subsidiaries		(229)	(2,498)
Increase in net resident receivables		(2,081)	(2,080)
Decrease income tax receivable		42	4,335
Decrease in other current assets		63,215	(1,539)
Decrease in accounts payable		(6,854)	(3,996)
Increase in accrued expenses and deferred rent		14,440	6,812
Increase (decrease) in accrued reserve costs and merger charges		85	(9,349)
Changes in other assets and liabilities, net		(16,298)	3,689
Net cash provided by operating activities		37,168	(9,260)

Cash flows from investing activities:
Payments for property, equipment and project development costs		(24,831)	(76,498)
Net proceeds from sale of property, equipment and land sales		15,865	999
Decrease (increase) in notes receivable, net		814	(5,437)
Acquisitions of facilities, net of liabilities assumed		----	(20,896)
Changes in investments in and advances to unconsolidated affiliates		(24,451)	(4,350)
Purchase of limited partnership interests		(782)	(22,144)
Net cash used in investing activities		(33,385)	(128,326)

Cash flows from financing activities:
Repayments of short-term borrowings		(3,081)	(19,115)
Repayments of long-term obligations		(41,003)	(105,834)
Proceeds from issuance of debt		20,326	104,868
Proceeds from the issuance of convertible securities		----	197,926
Proceeds from sale/leaseback transactions		10,718	----
Payments for financing costs		(1,068)	(18,226)
Issuance of preferred stock and other capital contributions		(126)	4,568
Contributions by minority partners and minority stockholders		(40)	1,529
Net cash (used in) provided by financing activities		(14,274)	165,716

Net (decrease) increase in cash and cash equivalents		(10,491)	28,130

Cash and cash equivalents:
Beginning of period		$23,688	$18,728
End of period		$13,197	$46,858

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized		$67,849	$55,266
Cash (refunded) paid during period for income taxes		(82)	$(4,338)
Debt assumed	$	----	$48,887

See accompanying notes to condensed consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)         Basis of Presentation

         The unaudited condensed consolidated balance sheets as of September 30, 2001 and December 31, 2000, the condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 contained in this Quarterly Report on Form 10-Q include the accounts of Alterra Healthcare Corporation ("Alterra" or the "Company") and our affiliates which are under our common financial control. All significant intercompany accounts have been eliminated in consolidation. In our opinion, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of these condensed consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

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

(2)         Recent Accounting Pronouncements

         In June 2001, the FASB issued Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Live Assets to Be Disposed Of.

         The Company is required to adopt the provisions of Statement 141 immediately, and expects to adopt Statement 142 effective January 1, 2002. Furthermore, any goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in a business combination completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

         Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transition goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle to the Company's statement of earnings.

         As of September 30, 2001, the Company had unamortized goodwill in the amount of $9.7 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense relating to goodwill was $578,000 and $600,000 for the nine months ended September 30, 2001 and fiscal year ended December 31, 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report.

         In June 2001, the Financial Accounting Standards Board issued Statement 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset.

         Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

         The Company is required and plans to adopt the provisions of Statement 143 effective January 1, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement 143, it is not practicable for management to estimate the impact of adopting this statement at the date of this report.

         In October 2001, the Financial Accounting Standards Board issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 supersedes FASB Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, while maintaining many of the fundamental provisions of that Statement. Statement 144 also supersedes the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company is required and plans to adopt the provisions of Statement 144 effective January 1, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

(3)         Restructuring Plan

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

         By February 2001 our overall cash position had declined to a level which we believed to be insufficient to operate the Company. In February 2001 we retained financial advisors and special reorganization counsel to assist us in evaluating alternatives to restore financial viability. To conserve cash and protect the financial integrity of our operations, beginning in March 2001 we have elected not to make selected scheduled debt service and lease payments, of which $5.8 million remains unpaid as of September 30, 2001. As a result, we are in default under several major loan and lease facilities. We believe that our operating cash flow has improved and will continue to improve due to overhead reductions that have been implemented and increases in monthly rents that we charge to our residents which were effective in 2001 and that we project will occur in 2002. Nevertheless, we believe that our operations will not produce sufficient cash flow to satisfy all of our obligations until the conclusion of our restructuring activities, which have commenced.

         We are pursuing a restructuring plan (the "Restructuring Plan") that involves the disposition of selected assets and the restructuring of our capital structure, including senior indebtedness, leases (both operating and synthetic), convertible PIK debentures, convertible subordinated debentures, joint venture arrangements and our equity capitalization.

         The Restructuring Plan calls for the disposition of a substantial number of residences (collectively, the "Disposition Assets") that we have determined to be non-strategic. We recognized a net loss of $163.5 million (net of $3.6 million gain on sale) in the second quarter of 2001 to reflect the Disposition Assets at the lower of carrying value or estimated liquidation value less costs to sell and to write off the carrying value of assets associated with terminated residence leases. During the three months ended September 30, 2001, we recorded a loss on disposal of $10.0 million. In addition, we are discussing a number of alternatives with our lenders and lessors to address any potential cash shortfalls that may result from the dispositions.

         During April 2001 we started to market the Disposition Assets. Potential buyers, brokers and lenders were provided various information related to the Disposition Assets and confidentiality agreements have been executed with a number of interested parties. As of September 30, 2001, 36 residences have either been sold or transferred to a new lessee and executed purchase and sale agreements are in place related to the pending sale of 18 residences. In addition, sales transactions are in process related to four land parcels.

         In addition to discussions related to the sale of the Disposition Assets, we have commenced discussions with our lenders and lessors to restructure certain debt and lease obligations. Some of the residence portfolios financed by our lenders or lessors operate at cash flow deficits either before or after associated debt service. The Restructuring Plan calls for these lenders or lessors to restructure their loans or leases where interest or rent is paid based on the net cash flow of the collateral. The Restructuring Plan also envisions the deferral of all debt maturities and some other currently scheduled principal payments until after 2003. The Restructuring Plan also calls for us to negotiate the termination of our debt guaranty, management and other obligations relating to 13 residences that are currently held in a joint venture structure involving Manor Care, Inc. and a third-party equity investor group. (See Note 6 - Subsequent Events.)

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

         Discussions with our various capital structure constituents have commenced and negotiations are under way. During the quarter ended September 30, 2001, we concluded the following restructuring negotiations:

•

Effective July 1, 2001, we concluded the restructuring of one of our operating leased portfolios which includes 42 residences with an aggregate resident capacity of 1,640. The restructuring includes the amendment of certain lease covenants and terms and the conversion of 42 individual leases into a single master lease. The master lease is for an initial term of sixteen years and includes one fifteen-year renewal option. For the quarter ended September 30, 2001, this leased portfolio generated approximately $953,000 of cash flow after lease payments and had an average occupancy of 88.0%.

•

Effective September 20, 2001, we concluded the restructuring of one of our leased portfolios which includes ten residences with an aggregate resident capacity of 403. The restructuring includes the amendment of certain lease covenants and the conversion of the single master lease into a cash flow lease. In addition, we have negotiated the termination of our lease obligation effective December 31, 2001, related to two residences originally included in this portfolio with a capacity of 78 beds. For the quarter ended September 30, 2001, this leased portfolio generated a cash flow deficit of approximately $496,000 after lease payments and had average occupancy of 68.0%.

Negotiations are underway with most of our secured lenders. Specifically, as of September 30, 2001, restructuring discussions are under way with nine lenders with outstanding indebtedness aggregating $522.3 million. Negotiations also have commenced or in some cases concluded regarding the restructuring or final settlement of arrangements with certain of our joint venture partners. (See Note 6 - Subsequent Events.)

         As we proceed with our restructuring negotiations, we expect that we will make modifications to the Restructuring Plan to address issues that arise. In addition, should our operating results further deteriorate or should any of our several lenders, lessors, convertible debenture holders or joint venture partners take any action that could jeopardize our assets or liquidity, we may be forced to pursue a court supervised reorganization.

         We have incurred historical net losses and for the quarter ended September 30, 2001, we had a net loss of $32.8 million before the $10.0 million loss on disposal. In addition, during the quarter ended September 30, 2001, we had a negative cash flow from operating, investing, and financing activities of $8.6 million. Furthermore, at September 30, 2001, we were in violation of certain debt covenants. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Accordingly, based on the default and cross-default provisions, most of our long-term debt has been classified as current maturities.

(4)         Assets Held for Sale

         As part of our Restructuring Plan, our Board of Directors has adopted an asset disposition plan calling for the sale of 82 residences representing a resident capacity of 3,396 and 33 parcels of land. In addition, we elected not to make rent payments on, or negotiated the termination of, several leases. Consequently, 18 of our leases have been terminated representing approximately 970 beds. We also have negotiated the termination of two leases representing 78 beds as part of the restructuring of one of our leased portfolios. In accordance with the SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") we have recorded impairment losses on residences held for sale whenever their carrying value cannot be fully recovered through the estimated future cash flows including net sale proceeds. Adjustments for impairment losses (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report residences held for sale at the lower of carrying value or estimated fair value less costs to sell. Our policy is to consider a residence to be held for sale or disposition when we have committed to sell the residence and active marketing activity has commenced or is expected to commence in the near term.

         Residences included in the disposition plan were identified based on an assessment of a variety of factors including geographic location, residence size, and operating performance. Potential buyers provided us with formal indications of interest on many of these assets during the second quarter of 2001, the majority of which reflected purchase prices that are less than the then carrying value of the applicable residence. We recorded a net loss of $163.5 million (net of a $3.6 million gain) in the second quarter of 2001 to reflect the assets held for sale at the lower of carrying value or estimated liquidation value less costs to sell and to write off the carrying value of assets related to terminated residence leases. The value of the assets held for sale, net of reserves, is reflected in current assets and the outstanding debt related to the assets held for sale is reflected in current liabilities on our balance sheet.

         During the three months ended September 30, 2001, we sold two residences classified as assets held for sale, representing 85 beds, for a net sale price of $2.2 million. We also sold three parcels of land for a net sale price of $1.8 million. In conjunction with such sales, we repaid $3.0 million of debt or lease obligations and realized a net gain on sale of $88,000. As of September 30, 2001, approximately $181.3 million is reserved for losses relating to future asset sales or lease terminations.

         We expect to sell or otherwise dispose of the remaining residences and land parcels in the next six to 12 months. There are a number of factors that may affect the timing of a sale and the sale price that will ultimately be achieved for these residences, including, among other things, the following: potential increased competition from any other assisted living residences in the area, the relative attractiveness of assisted living residences for investment purposes, interest rates, the actual operations of the residence, the ability to retain existing residents and attract new residents, and a buyout of joint venture interests. As a result, there is no assurance as to what price will ultimately be obtained upon a sale of these residences or the timing of such a sale.

         The following table represents condensed operating information related to the 82 operating residences held for sale and 20 residences where lease terminations have occurred for the nine-month periods ended September 30, 2001 and 2000, as reported in the Consolidated Statements of Operations for the Company. In some cases, based on the timing of the asset disposal or lease termination, results may not be comparable.

	2001	2000

Revenue	$52,965	$53,468
Residence operations expense	47,054	46,065
Lease expense	5,082	9,354
Interest expense	5,555	4,069
Depreciation expense	11,438	9,371
Loss before taxes	$(16,164)	$(15,391)

         Existing financing for residences included in the asset disposition plan consists of $174.2 million of secured mortgage debt and approximately $9.1 million of operating lease obligations (based on the lessors' initial investment in the operating leases).

(5)         Net Loss Per Common Share

         The following table summarizes the computation of basic and diluted net loss per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Numerator:
Numerator for basic and diluted net loss
per share before extraordinary item	$(42,804)	$(16,696)	$(272,656)	$(43,582)
Extraordinary item	---	---	---	8,536
Numerator for basic and diluted net income per share	$(42,804)	$(16,696)	$(272,656)	$(35,046)

Denominator:
Denominator for basic net loss per common share-weighted average shares	22,110	22,110	22,110	22,112
Effect of dilutive securities
Employee stock options	---	---	---	---
Denominator for diluted net loss per common share-weighted average shares plus assumed conversions	22,110	22,110	22,110	22,112

Basic income per common share and extraordinary item	$(1.94)	$(0.76)	$(12.33)	$(1.97)
Extraordinary item	---	---	---	0.39
Basic net loss per common share	$(1.94)	$(0.76)	$(12.33)	$(1.58)

Diluted net income per common share	$(1.94)	$(0.76)	$(12.33)	$(1.58)

Shares issuable upon the conversion of convertible subordinated debentures and employee stock options have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

(6)         :Subsequent Events

         Since September 30, 2001, we have consummated the sale of ten residences representing 528 beds and one land parcel for a sales price totaling $38.0 million. The sale of these residences and land parcel repaid approximately $35.0 million of debt.

         Effective October 12, 2001, we concluded negotiations with one of our joint venture partners to acquire their joint venture interests in 15 residences with an aggregate capacity of 643 residents. The Company issued a $700,000 note in consideration for the acquired interests. For the quarter ended September 30, 2001, these residences generated a cash flow deficit of approximately $283,000 after financing costs.

         As of June 30, 2001, Manor Care, Inc., had paid in full the revolving line of credit balance of $57.7 million which was borrowed by the Devco joint venture. As a result of this repayment, Manor Care has been assigned the rights of the lenders, including mortgages on the 13 Alzheimer's assisted living facilities that were part of the Devco joint venture structure and a guaranty claim against the Company. As of November 1, 2001, management of eight of the Devco residences was transitioned to Manor Care. We are currently seeking to implement a non-binding letter of intent with Manor Care that would, if incorporated into binding definitive agreements, result in the global settlement of this guaranty claim and other claims held by each of Manor Care and the Company.

         On November 2, 2001, we announced the election of Patrick F. Kennedy as our interim Chief Executive Officer. We also announced that we have entered into a consulting services agreement with Holiday Retirement Consulting Services LLC, an affiliate of Holiday Retirement Corp., pursuant to which the services of members of Holiday's senior management team will be made available to Alterra.

(7)         Reclassifications

         Reclassifications have been made in the 2000 financial statements to conform with the 2001 financial statement presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                   RESULTS OF OPERATIONS

Overview

         We are a national assisted living company operating assisted living residences and providing assisted living services in 26 states. Our growth in recent years and recent restructuring activities have had a significant impact on our results of operations and are important factors in explaining the changes in our results between 2001 and 2000. As of September 30, 2001 and 2000, we operated or managed 451 and 473 residences with aggregate capacity of 21,268 and 21,841 residents, respectively. As of September 30, 2001, we also have one residence (52 resident capacity) under construction, two residences (138 resident capacity) completed but unopened and unlicensed, and four residences (214 resident capacity) where construction has been suspended.

         During the fourth quarter of 1999 we began to implement several strategic initiatives designed to strengthen our balance sheet and to enable us to focus on stabilizing and enhancing our core business operations. The principal components of these strategic initiatives included (i) a substantial reduction in our development activity; (ii) a reduction in our utilization of and reliance upon the use of joint venture arrangements; (iii) deleveraging our balance sheet; and (iv) focusing our activities on improving the Company's cash flow. To implement these strategic initiatives and to address our short and long-term liquidity and capital needs, we completed an equity-linked investment in the Company of $203.0 million during the second and third quarters of 2000 (the "Equity Transaction").

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

         In the second half of 2000, however, two issues emerged that have had a materially adverse impact on our liquidity. First, costs associated with operating our residences, labor and liability insurance costs in particular, increased significantly in the second half of 2000. Second, due both to a generally unfavorable financing market for assisted living residences and the declining credit fundamentals at both the residence and corporate level, we were unable to complete our anticipated financing transactions in 2001. These financing transactions were originally projected to yield cash proceeds that would have been used to fund a portion of our overall cash requirements. Virtually all of the net cash proceeds of the Equity Transaction were used to fund our operating cash flow deficits and to complete construction of our remaining unopened residences.

         By February 2001 our overall cash position had declined to approximately $10.0 million, a level which we believe to be insufficient to operate our business. As we began 2001 our operations produced approximately $7.0 million per month of cash flow before monthly secured debt service and lease payments. Our monthly secured debt service and lease payments total approximately $12.0 million. We also had been making approximately $2.0 million per month in net cash expenditures related to the completion of our construction activities. In addition, we face significant debt maturities in 2001 and 2002.

         In February 2001 we retained financial advisors and special reorganization counsel to assist us in evaluating alternatives to restore the financial viability of our business. To conserve cash and protect the financial integrity of our operations, we did not make selected debt service and lease payments commencing in March 2001, of which a total of $7.8 million of scheduled debt and lease service payments remain unpaid as of November 14, 2001. As a result, we are in default under many of our major loan and lease facilities. In March 2001 we obtained a $7.5 million bridge loan to fund current operations from certain of our principal stock and debenture holders.

         We believe that our operating cash flow has improved and will continue to improve due to overhead reductions that we implemented and increases in monthly rents that we charge to our residents which were effective in 2001 and that we project will occur in 2002. Nevertheless, we believe that our operations will not produce sufficient cash flow to satisfy all of our obligations until the conclusion of our restructuring activities, which we have commenced. As we seek to complete our restructuring activities, it is our intention to maintain sufficient cash resources such that we can fund our on-going obligations to our employees, suppliers and other trade creditors on a timely basis.

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

         Portfolio Rationalization. Our Restructuring Plan calls for the disposition of a substantial number of our residences (collectively, the "Disposition Assets") that we have determined to be non-strategic for one of a variety of reasons, including the geographic location of certain of these residences. The disposition of the residences included in the Disposition Assets is expected to be accomplished primarily by actively working with the lenders and lessors to identify new operators and selling assets through an organized sales process. As part of our Restructuring Plan, we elected not to make rent payments on, or negotiated the lease termination of, several leases. Consequently, 18 of our leases, representing approximately 970 beds, have been terminated and transferred to new lessees. In addition, we have negotiated the termination of two leases effective December 31, 2001, representing 78 beds as part of the restructuring of one of our leased portfolios.

         During the second quarter of 2001 we recognized a pre-tax loss of $163.5 million (net of $3.6 million gain on sale), to reflect the Disposition Assets at the lower of carrying value or estimated liquidation value less costs to sell and to write off the carrying value of assets related to terminated residence leases. During the three months ended September 30, 2001, we recorded a loss on disposal of $1.4 million. In addition, we are discussing a number of alternatives with our lenders and lessors to address any potential cash shortfalls that may result from the dispositions. A condition to our disposing of the Disposition Assets will be obtaining the consent of the applicable lender or lessor and, in certain cases, the consent of the applicable joint venture partner.

         During the third quarter of 2001 we sold two residences classified as a Disposition Asset, representing 85 beds, for approximately $2.2 million. We also sold three parcels of land for a net sales price of $1.8 million. We repaid $3.0 million of debt or lease obligations in connection with the sale of these assets and we recognized a net gain related to the sale of these assets of approximately $88,000. As of September 30, 2001, approximately $181.3 million is reserved for losses relating to future asset sales or lease terminations.

         Senior Indebtedness and Leases. In addition to discussions related to the sale of the Disposition Assets, we have commenced discussions with our lenders and lessors to restructure most of our debt and lease obligations.

         Some of the residence portfolios financed by our lenders or lessors operate at cash flow deficits either before or after associated debt service. The Restructuring Plan calls for these lenders or lessors to restructure their loans or leases such that interest or rent is paid based on the net cash flow of the mortgaged or leased residences. As of September 30, 2001, we have completed the restructuring of two lease portfolios where one was converted into a master lease and another was structured as a cash flow lease. Negotiations are ongoing with most of our secured lenders. Specifically, restructuring discussions are underway with nine lenders with outstanding indebtedness aggregating $522.3 million.

         Our existing senior and subordinated indebtedness includes principal maturities pursuant to stated terms totaling $185.2 million, $232.7 million and $128.5 million in 2001, 2002 and 2003, respectively. The Restructuring Plan calls for the deferral of all debt maturities and some other currently scheduled principal payments until after 2003. None of our lenders or debenture holders has yet agreed to these principal payment deferrals.

         In addition to payment-related modifications, we will seek to modify other terms of our senior indebtedness and lease arrangements. Many of our senior debt instruments and certain of our lease instruments include financial covenants applicable either to the performance of the Company as a whole, to the performance of the financed portfolio or to the performance of individual residences. We are seeking to modify or eliminate many of these financial covenants.

         The Restructuring Plan calls for us to negotiate a termination of our debt guaranty, management and other obligations relating to 13 residences that are currently held in a joint venture structure involving Manor Care, Inc. and a third-party equity investor group. During June 2001, Manor Care, Inc. paid in full the revolving line of credit balance of $57.7 million which was borrowed by the joint venture and thereby became the lender to this joint venture. We are currently seeking to implement a non-binding letter of intent with Manor Care that would, if incorporated into binding definitive agreements, result in the global settlement of these and other claims held by each of Manor Care and the Company. See Item 1 of Part II of the Quarterly Report.

         Convertible PIK Debentures, Convertible Subordinated Debentures and Joint Venture Interests. The Restructuring Plan calls for us to exchange debt, equity or equity-linked securities for our existing $218.8 million in face amount of convertible PIK debentures, $192.8 million in face amount of convertible subordinated debentures and various joint venture interests held by third parties in certain of our residences. We intend to seek to negotiate exchange transactions with these capital structure constituents that result in a simplified capital structure that reflects the relative value of the debenture or joint venture interests of these third parties.

         Effective October 12, 2001, we concluded negotiations with one of our joint venture partners to acquire their joint venture interests in 15 residences with an aggregate capacity of 643 residents. The Company issued a $700,000 note in consideration for the acquired interests. For the quarter ended September 30, 2001 these residences generated a cash flow deficit of approximately $283,000 after financing costs.

         Discussions with our various capital structure constituents have only commenced during recent months, or in some cases have not commenced at all, and few binding agreements have been reached. In addition, negotiations with certain constituencies are dependent upon the outcome of negotiations with other capital structure constituencies. No assurance can be given that we will be successful in negotiating appropriate agreements with our various capital structure constituents. As we proceed with these negotiations, we expect that we will be making modifications to the Restructuring Plan to address issues that arise. In addition, should our operating results further deteriorate or should any of our several lenders, lessors, convertible debenture holders or joint venture partners take any action which could jeopardize our assets or liquidity, we may be forced to pursue a court supervised reorganization of the Company.

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

         Residence Service Fees. Residence service fees for the three months ended September 30, 2001, were $124.6 million representing an increase of $4.0 million, or 3.3%, from $120.6 million for the comparable 2000 period. This increase resulted from rate increases during the past 12 months. Average rates were $2,805 and $2,588 as of September 30, 2001 and 2000, respectively. Company-wide occupancy was 82.6% and 84.3% as of September 30, 2001 and 2000, respectively.

         Other Revenues. Other revenues for the three months ended September 30, 2001, were $1.5 million, a decrease of $.5 million from the $2.0 million of other revenue for the three months ended September 30, 2000. The decrease is attributable to fewer ongoing management fees on residences which were either managed for third parties or for entities in which we held a minority ownership position. Management fees include charges for transitional services to recruit and train staff, initial and recurring fees for use of our name and branding, initial and recurring fees for use of our methodologies, services for assisting with finance processing, and ongoing management services provided to operate the residence.

         Residence Operating Expenses. Residence operating expenses for the three months ended September 30, 2001, increased to $90.6 million from $85.1 million in the three month period ended September 30, 2000. Operating expenses as a percentage of residence service fees for the three months ended September 30, 2001, increased to 72.7% from 70.5% in 2000, resulting primarily from increases in insurance costs.

         Lease Expense. Lease expense for the three months ended September 30, 2001, was $15.4 million, compared to $20.7 million in the comparable period in 2000. This decrease is the result of the termination of 18 residence leases and a change during the previous quarter in the accounting for two synthetic leases (includes the financing of $174.4 million on 26 residences representing 2,159 beds and the corporate office building) where the synthetic lessor no longer bears economic risk and, as a result, these two leases are now accounted for as capital leases.

         Lease Income. We earned $5.5 million of lease income for both the three month periods ended September 30, 2001 and 2000, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences, and thereby offset our costs associated with obtaining and maintaining financing for such residences.

         General and Administrative Expense. For the three months ended September 30, 2001, general and administrative expenses were $10.2 million before $2.4 million in restructuring costs, compared to $11.1 million for the comparable 2000 period, representing a decrease as a percentage of operating revenue to 8.1% in the 2001 period from 9.0% in the 2000 period. The decrease in on-going expenses in the 2001 period was primarily attributable to cost reductions which we have implemented to improve corporate efficiencies.

         Loss on Disposal. In 2001 we adopted a plan to dispose of 82 residences with aggregate capacity of 3,396 residents and negotiated the termination of two leases representing 130 beds. During the three months ended September 30, 2001, we recorded a loss on disposal of $10.0 million, which includes losses related to Disposition Asset sales, other asset sales and lease terminations. This loss is in addition to the $12.0 million and $163.5 million (net of $3.6 million gain on sale) reserve for losses recorded during the three months ended March 31 and June 30, 2001, respectively, in accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of."

         Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2001, was $11.5 million, representing an increase of $2.2 million from the $9.3 million of depreciation and amortization for 2000. This increase is the result of a change during the prior quarter in the accounting for two synthetic leases where the synthetic lessor no longer bears economic risk and, as a result, these two leases are now accounted for as capital leases. This financing change resulted in an increase in depreciation of fixed assets on the larger number of residences that were owned by us during the three months ended September 30, 2001, versus the comparable 2000 period.

         Interest Expense, Net. Interest expense, net of interest income, was $18.8 million for the three months ended September 30, 2001, prior to $1.9 million of bank penalties incurred in the quarter compared to $16.5 million of net interest expense for the corresponding period in 2000. Gross interest expense (before interest capitalization and interest income) for the 2001 period was $19.3 million prior to $1.9 million of bank penalties compared to $17.8 million in the 2000 period, an increase of $1.5 million. This increase is the result of a change during the previous quarter in the accounting for two synthetic leases where the synthetic lessor no longer bears economic risk and, as a result, these two leases are now accounted for as capital leases. As a result of our decision to reduce development and construction activity in 2001, we capitalized no interest during the period ended September 30, 2001, compared to $1.1 million in the corresponding period in 2000. Our average construction in progress balance was $1.0 million during the three months ended September 30, 2001, compared to $62.3 million in the 2000 period. Interest income for the 2001 period was $529,000 as compared to $1.5 million for the 2000 period. This decrease was due primarily to lower restricted cash balances in place in 2001 related primarily to lease financing transactions.

         Amortization of Financing Costs. Amortization of financing costs for the three months ended September 30, 2001 was $2.6 million, representing an increase of $1.3 million from the $1.3 million of amortized financing costs for the comparable 2000 period. This increase resulted primarily from recognizing three months of amortization associated with the August 2000 PIK debentures versus one-month amortization in 2000.

         PIK Interest, Net. "Pay-In-Kind" (PIK) interest for the three months ended September 30, 2001, includes $6.1 million of interest expense on the various PIK debentures which were issued in May and August 2000. For three months ended September 30, 2000, $5.4 million of PIK interest was incurred. The increase is due to three months of interest expense on $218.8 million of debentures in 2001 versus three months of interest on $168.0 debentures in the same time period in 2000.

         Equity in Losses of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the three months ended September 30, 2001, was $5.0 million, representing a decrease of $500,000 from $5.5 million of losses for the comparable 2000 period. Our joint venture partners have not made substantial capital contributions to a number of joint ventures for several quarters. Therefore, we have recorded the losses of those unconsolidated joint ventures in excess of capital contributed by the joint venture partner. During the third quarter of 2001 we had an average of 69 residences held in unconsolidated joint venture arrangements compared to an average of 77 residences held in similar joint venture arrangements during the comparable 2000 period. The increase in equity in losses of unconsolidated affiliates was also impacted by a slower lease-up of residences which are held in unconsolidated joint ventures.

         Minority Interest in Gains/Losses of Consolidated Subsidiaries. Minority interest in profits of consolidated subsidiaries for the three months ended September 30, 2001, was $104,000, representing a decrease of $1.5 million from $1.6 million for the comparable 2000 period. This decrease was primarily attributable to the decrease in the number of residences that were owned by us in consolidated joint venture arrangements during the 2001 period.

         Income Taxes. During the fourth quarter of 2000, a valuation allowance of $53.0 million was established because the Company was uncertain that such deferred tax assets in excess of the applicable reversing deferred tax liabilities would be realized in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During the three months ended September 30, 2001, we recorded a current income tax provision of $30,000. In addition, the valuation allowance was increased by $14.5 million for a total valuation allowance of $153.0 million at September 30, 2001. During the three months ended September 30, 2000, we recorded a current income tax provision of $364,000 which was offset by the recognition of a $7.3 million deferred tax obligation resulting in a current income tax benefit of $6.9 million.

         Net Loss. As a result of the foregoing, net loss for the three months ended September 30, 2001, was $42.8 million compared to net loss of $16.7 million for 2000.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

         Residence Service Fees. Residence service fees for the nine months ended September 30, 2001, were $376.3 million representing an increase of $46.2 million, or 14.0%, from the $330.1 million for the comparable 2000 period. This increase resulted primarily from rate increases that we experienced in the past 12 months. Average rates were $2,794 and $2,588 as of September 30, 2001 and 2000, respectively. Company-wide occupancy was 82.6% and 84.3% as of September 30, 2001 and 2000, respectively.

Other Revenues. Other revenues for the nine months ended September 30, 2001, were $5.0 million, a decrease of $6.0 million over the $11.0 million of other revenue for the nine months ended September 30, 2000. The decrease is attributable to fewer ongoing management fees on residences which were either managed for third parties or for entities in which we held a minority ownership position. Management fees include charges for transitional services to recruit and train staff, initial and recurring fees for use of our name and branding, initial and recurring fees for use of our methodologies, services for assisting with finance processing, and ongoing management services provided to operate the residence.

         Residence Operating Expenses. Residence operating expenses for the nine months ended September 30, 2001, increased to $265.3 million from $223.6 million in the nine month period ended September 30, 2000. Operating expenses as a percentage of resident service fees for the nine months ended September 30, 2001 and 2000 were 70.5% and 67.7%, respectively. This percentage increase resulted primarily from increases in labor and employee benefit related costs due to increased competition for personnel, an increase in insurance costs, and increases in utility costs. The increase in marginal expenses was also impacted by a slower lease-up of residences in some areas of the country.

         Lease Expense. Lease expense for the nine months ended September 30, 2001, was $53.5 million, compared to $61.6 million in the comparable period in 2000. This decrease is the result of the termination of 20 residence leases and a change during the second quarter of 2001 in the accounting for two synthetic leases (includes the financing of $174.4 million on 26 residences representing 2,159 beds and the corporate office building) where the synthetic lessor no longer bears economic risk and, as a result, these two leases are now accounted for as capital leases.

Lease Income. We earned $16.7 million of lease income for the nine months ended September 30, 2001, compared to $22.6 million for the comparable period in 2000, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures in 2001. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences, and thereby offset our costs associated with obtaining and maintaining financing for such residences.

         General and Administrative Expense. For the nine months ended September 30, 2001, general and administrative expenses were $30.7 million prior to $5.0 million in restructuring costs compared to $33.1 million prior to $5.1 million of non-recurring expenses for the comparable 2000 period, representing a decrease as a percentage of operating revenue to 8.0% in the 2001 period versus 9.7% in the 2000 period. The $5.1 million of non-recurring expenses in 2000 consist of $3.3 million related to employee severance costs and the termination of several internal software development and systems projects associated with our corporate downsizing, and a $1.8 million bad debt expense related to a management fee note which was deemed to be uncollectible due to the acquisition of the related residences in the second quarter. The $2.4 million decrease in on-going expenses in the 2001 period was primarily attributable to cost reductions which we have implemented to improve corporate efficiencies.

Loss on Disposal. In 2001 we adopted a plan to dispose of 82 residences with aggregate capacity of 3,396 residents and terminate leases on two residences representing 130 beds. During the nine months ended September 30, 2001, we have recorded a loss on disposal of $185.5 million in accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." These losses relate to the 82 assets held for sale and 20 lease terminations and are based on excess book values over estimated net sales proceeds using undiscounted cash flows, net of disposal or lease termination costs. Additionally, approximately $181.3 million is reserved for future disposals as of September 30, 2001.

During the nine months ended September 30, 2000, we adopted a plan to dispose of 36 residences with aggregate capacity of 1,227 residents and 33 parcels of land. We recorded a loss on disposal on 16 of the 36 residences where we estimated a sales price, net of disposal costs, less than the book value by $12.0 million.

         Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2001, was $31.5 million, representing an increase of $5.9 million, or 23%, from the $25.6 million of depreciation and amortization for the comparable 2000 period. This increase is the result of a change during the second quarter in the accounting for two synthetic leases where the synthetic lessor no longer bears economic risk, and as a result, these two leases are now accounted for as capital leases. This financing change resulted in an increase in depreciation of fixed assets on the larger number of residences that were owned by us during the nine months ended September 30, 2001, versus the comparable 2000 period.

Interest Expense, Net. Interest expense, net of interest income, was $54.8 million for the nine months ended September 30, 2001, prior to $3.9 million of bank penalties and fees, compared to $52.3 million of net interest expense for 2000, prior to $1.4 million of bank amendment fees. Gross interest expense (before interest capitalization and interest income) for the 2001 period was $57.6 million, prior to the bank penalties compared to $54.1 million for the 2000 period, prior to the bank amendment fees, an increase of $3.5 million. This increase is the result of a change during the second quarter in the accounting for two synthetic leases where the synthetic lessor no longer bears economic risk and, as a result, these two leases are now accounted for as capital leases. We capitalized $483,000 of interest expense in the 2001 period compared to $3.3 million in the 2000 period. This decrease in capitalized interest is a result of our decision to reduce development and construction activity in 2000. Our average construction in progress balance was $19.7 million during the nine months ended September 30, 2001, compared to $71.7 million in the 2000 period. Interest income for the 2001 period was $2.4 million as compared to $4.4 million for the 2000 period. This decrease was due primarily to lower restricted cash balances in place in 2001 related primarily to lease financing transactions.

         Amortization of Financing Costs. Amortization of financing costs for the nine months ended September 30, 2001, was $7.6 million, representing an increase of $1.6 million from the $6.0 million of amortized financing costs for the comparable 2000 period. This increase resulted primarily from recognizing nine months of amortization associated with the 2000 PIK debentures versus four months of amortization in 2000.

         PIK Interest, Net. "Pay-In-Kind" (PIK) interest for the nine months ended September 30, 2001, includes $18.2 million of interest expense on the various PIK debentures which were issued in May and August 2000. For nine months ended September 30, 2000, $6.8 million of PIK interest was incurred. The decrease is due to three months of interest expense on $218.8 million of debentures in 2001 versus four months of interest on $168.0 million debentures in the same period in 2000.

         Equity in Losses of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the nine months ended September 30, 2001, was $14.7 million, representing an increase of $3.7 million from $11.0 million of losses for the comparable 2000 period. Our joint venture partners have not made substantial capital contributions to a number of joint ventures for several quarters. Therefore, we have recorded the losses of those unconsolidated joint ventures in excess of capital contributed by the joint venture partner. During the third quarter of 2001 we had an average of 69 residences held in unconsolidated joint venture arrangements compared to an average of 77 residences held in similar joint venture arrangements during the comparable 2000 period. The increase in equity in losses of unconsolidated affiliates was also impacted by a slower lease-up of residences which are held in unconsolidated joint ventures.

         Minority Interest in Gains/Losses of Consolidated Subsidiaries. Minority interest in profits of consolidated subsidiaries for the nine months ended September 30, 2001, was $229,000, representing a decrease of $2.7 million from a $2.5 million loss for the comparable period in 2000. The decrease was primarily attributable to the decrease in the number of residences that were owned by us in consolidated joint venture arrangements during the 2001 period.

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

         Income Taxes. During the fourth quarter of 2000, a valuation allowance of $53.0 million was established because the Company was uncertain that such deferred tax assets in excess of the applicable reversing deferred tax liabilities would be realized in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During the nine months ended September 30, 2001, we recorded a current income tax provision of $90,000. In addition, the valuation allowance was increased by $100.0 million for a total valuation allowance of $153.0 million at September 30, 2001. During the nine months ended September 30, 2000, we recorded a current income tax provision of $573,000 which was offset by the recognition of a $23.1 million deferred tax asset resulting in a current income tax benefit of $22.6 million before the effect of the extraordinary item.

Net Loss. As a result of the foregoing, net loss for the nine months ended September 30, 2001, was $272.7 million compared to net loss of $35.0 million for 2000.

Liquidity and Capital Resources

         At September 30, 2001, we had $13.2 million in unrestricted cash and cash equivalents and a $1.1 billion working capital deficit compared to unrestricted cash and cash equivalents of $46.8 million and $12.2 million of working capital at September 30, 2000.

         For the nine months ended September 30, 2001, the cash flow deficit from operating, investing and financing activities was $10.5 million, compared to a positive cash flow of $28.1 million for the nine months ended September 30, 2000.

         On May 30, 2000, we completed the first closing of the Equity Transaction pursuant to which we issued $173.0 million of convertible debentures and convertible preferred shares to investors. The securities issued include: (i) $168.0 million of Series A, Series B and Series C convertible debentures with an original conversion price of $4.00 per share ($400 per share of Series B stock for the Series B debentures), and a 9.75% semi-annual PIK coupon and a seven year maturity; and (ii) $5.0 million of Series A convertible preferred shares with an original conversion price of $4.00 per share and a 9.75% semi-annual cumulative PIK dividend and a mandatory redemption in seven years. The Series A and Series C debentures and Series A preferred shares are convertible at any time at the respective holder's option into shares of common stock of the Company. The Series B debentures are convertible at any time at the respective holder's option into non-voting Series B preferred shares having rights (other than voting rights) substantially similar to the Company's common stock. The Company may call the debentures and the Series A preferred shares at any time after May 30, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. On August 10, 2000, we issued an additional $29.9 million of Series B debentures resulting in an aggregate transaction amount of $203.0 million. With the payment of PIK coupons and dividends through September 30, 2001, we now have $218.8 million of convertible PIK debentures and $5.2 million of Series A convertible preferred shares outstanding.

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

         Historically, we financed our operations and growth through a combination of various forms of real estate financing (mortgage, synthetic lease and sale/leaseback financing), capital contributions from joint venture partners and the sale of our securities (common stock, preferred stock and convertible debentures) and, to a lesser extent, cash from operations. At September 30, 2001, we had $1.3 billion of outstanding debt principally consisting of $411.6 million of convertible debentures having a weighted average interest rate of 7.9%, $116.7 million of fixed rate debt having a weighted average interest rate of 7.6%, capitalized lease obligations of $197.4 million having a weighted average interest rate of 9.7%, $512.7 million of variable rate debt having a weighted average interest rate of 7.0% and short-term borrowings of approximately $12.6 million. Through September 30, 2001, we have also entered into approximately $576.6 million of sale/leaseback financings. In addition, we have guaranteed an aggregate of $57.0 million of indebtedness of joint venture entities.

         As of September 30, 2001, our current portion of long-term debt and short-term notes payable totaled $1.2 billion. These current maturities include $800.2 million of debt and lease obligations, $411.6 million of convertible PIK debentures and convertible subordinated debentures that are in default or pursuant to cross-default provisions may be declared in default and may be accelerated at the lender's election, and $12.6 million of short-term notes payable. We, together with Manor Care, Inc., guaranteed $57.0 million of indebtedness of a joint venture arrangement that matured in the second quarter of 2001. Subsequently, this indebtedness was acquired by Manor Care, Inc., pursuant to the guarantee. See Item 1 of Part II of the Quarterly Report. In 2001, our scheduled debt maturities aggregate $185.2 million. In 2002 our scheduled debt maturities include $120.7 million of secured debt and our 5.25% convertible subordinated debentures, which have an outstanding balance of $112.0 million at September 30, 2001 and mature in December 2002.

         As of September 30, 2001, we have the following series of redeemable preferred stock and convertible subordinated debentures outstanding:

•	$5.2 million aggregate principal amount of 9.75% Series A cumulative convertible preferred shares due May 30, 2007. The holders of these convertible preferred shares are entitled to cumulative pay-in-kind (PIK) dividends at the rate of 9.75% per annum, payable semi-annually in the form of additional shares of Series A preferred stock on January 1 and July 1 of each year commencing on January 1, 2001. The Company did not declare the July 1, 2001, dividend on the Series A preferred stock due to the Company's financial condition at that date. The effective conversion price is $2.63 per share (as of October 31, 2001). The Series A preferred stock is redeemable at our option commencing on May 30, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the convertible preferred shares may convert at any time into shares of common stock of the Company on a one-to-one basis.

•	$42.5 million aggregate principal amount of 9.75% Series A convertible debentures due May 30, 2007 (the "Series A Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series B debentures on January 1 and July 1 of each year commencing on January 1, 2001. The effective conversion price is $2.63 per share (as of October 31, 2001). The convertible debentures are redeemable at our option commencing on May 30, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the convertible debentures may convert at any time into shares of common stock of the Company.

•	128.9 million aggregate principal amount of 9.75% Series B convertible debentures due May 30, 2007 (the "Series B Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series B debentures on January 1 and July 1 of each year, commencing with January 1, 2001. The effective conversion price is $263.00 per share (as of October 31, 2001). The convertible debentures are redeemable at our option commencing on May 30, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the convertible debentures may convert at any time into non-voting Series B preferred shares, each share of which has rights (other than voting rights) substantially similar to 100 shares of common stock of the Company.

•	$47.5 million aggregate principal amount of 9.75% Series C convertible debentures due May 30, 2007 (the "Series C Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series C debentures on January 1 and July 1 of each year, commencing with January 1, 2001. The effective conversion price is $2.63 per share (as of October 31, 2001). The convertible debentures are redeemable at our option commencing on May 30, 2003, if the Company's common stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the convertible debentures may convert at any time into shares of common stock of the Company.

•	$112.0 million aggregate principal amount of 5.25% convertible subordinated debentures due December 15, 2002 (the "5.25% Debentures"). These convertible debentures bear interest at 5.25% per annum payable semi-annually on June 15 and December 15 of each year. The conversion price is $28.75, which is equivalent to a conversion ratio of 34.8 shares of common stock per $1,000 in principal amount of the convertible debentures. The convertible debentures are redeemable at our option at specified premiums. The holders of the convertible debentures may require us to repurchase the convertible debentures at 101% of face value upon a change of control, as defined in the convertible debenture.

•	$40.4 million aggregate principal amount of 7.00% convertible subordinated debentures due June 1, 2004 (the "7.00% Debentures"). These convertible debentures bear interest at 7.00% per annum payable semi-annually on June 1 and December 1 of each year. The conversion price is $20.25, which is equivalent to a conversion ratio of 49.4 shares of common stock per $1,000 in principal amount of the convertible debentures. The convertible debentures are redeemable at our option at specified premiums.

•	$34.9 million aggregate principal amount 6.75% convertible subordinated debentures due June 30, 2006 (the "6.75% Debentures"). These convertible debentures bear interest at 6.75% per annum payable semi-annually on June 30 and December 30 of each year. The conversion price is $20.38, which is equivalent to a conversion ratio of 49.3 shares of common stock per $1,000 principal amount of the convertible debentures. The convertible debentures are redeemable at our option at specified premiums.

         The outstanding 5.25% Debentures, 7.00% Debentures and 6.75% Debentures (collectively, the "Original Debentures") are subordinated to all other "senior indebtedness" of the Company (as defined in the applicable indentures governing such debentures), and the Series A Debentures, the Series B Debentures and the Series C Debentures (collectively, the "PIK Debentures," and together with the Original Debentures, the "Subordinated Debentures") are subordinated to all "senior indebtedness" of the Company (as defined in the applicable indentures governing such debentures), other than the Original Debentures. Although defined differently in the several indentures governing the Subordinated Debentures, "senior indebtedness" generally includes, but is not limited to, indebtedness for borrowed money (other than the other series of Subordinated Debentures). As a result of several notices of default received by the Company with respect to other indebtedness that by its terms may be accelerated by the applicable lenders, neither we nor the applicable indenture trustees for the Subordinated Debentures are permitted by the subordination provisions of the indentures governing the respective Subordinated Debentures to make any payment or distribution on account of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures). As a result, we did not make cash interest payments in June 2001 of $5.5 million on the Original Debentures. In the event that the Company is dissolved, liquidated or reorganized, all amounts due in payment of the Company's other "senior indebtedness" must be paid or provided for before any payment may be made on account of the Subordinated Debentures. Accordingly, unless and until we are able to restructure our debt and lease obligations and resolve all these pending defaults, we will not be permitted to make any interest or other payments to the holders of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures). We have received a notice of acceleration from lenders that we owe $255.0 million in the aggregate. In addition, indebtedness of approximately $126.5 million has matured and is past due. While we are currently working with these lenders to extend maturities and enter into forbearance agreements, the failure to pay indebtedness at maturity and acceleration of indebtedness are events of default under the terms of the Subordinated Debentures. Therefore, the Subordinated Debentures are classified as current maturities as of September 30, 2001.

         Our principal credit and financing agreements, including our Subordinated Debentures and our synthetic lease agreements, include cross-default provisions that provide that a material default under our other credit facilities constitutes a default under that credit or financing agreement. Accordingly, any material default arising under one of our credit or financing agreements could result (and, as discussed below, has resulted) in many of our other major credit and financing arrangements being in default. In addition, our principal credit and financing agreements include various financial covenants and other restrictions, including: (i) fixed charge coverage requirements, typically measured on a trailing four quarter basis and which generally increase over the term of the applicable credit agreement; (ii) maximum leverage ratios which limit our aggregate senior indebtedness to total capitalization; (iii) various minimum net worth or tangible net worth requirements; (iv) in some cases, property specific debt service coverage requirements and similar financial covenants of the type referenced above applicable to individual properties or to the pool of residences financed by the applicable lender; and (v) the maintenance of operating and other reserves for the benefit of the residences serving as collateral for the applicable lender. We are currently not in compliance with certain of these covenants, although we have negotiated limited in time waivers with certain lenders and lessors. Additionally, under some of our credit and sale/leaseback facilities we are required to secure lender or lessor consent prior to engaging in mergers, business combinations or change in control transactions.

         We are obligated under our existing joint venture arrangements to purchase the equity interests of our joint venture partners at fair market value upon the election of our partners (the "Put"). We may also exercise options to purchase these same joint venture interests either at uncapped fair market value in the case of certain joint venture arrangements (the "FMV Call") or at an agreed upon return on investment in the case of other arrangements (the "Formula Call"). For joint ventures with the FMV Call, we estimate that the amount required as of September 30, 2001, to acquire these joint venture interests would have been approximately $12.0 million. With respect to joint ventures which include Formula Calls, we estimate that the call price as of September 30, 2001, would have totaled approximately $57.0 million. However, we believe that the fair market value of these residences, in the aggregate, should the Put be exercised, is substantially less. Related to our Restructuring Plan, negotiations have commenced or in some cases concluded regarding the restructuring or discontinuation of our joint ownership arrangement with our joint venture partners.

         Our operations will require significant additional capital resources in the future in order to fund: (i) our purchase from the third party joint venture partners of minority and majority equity interests in assisted living residences operated by us; (ii) our ongoing debt service and lease obligations, including maturities of our long-term debt and refinancing of short term debt; and (iii) our obligation to finance the operations of third party development partners. Additionally, growth in residence operating cash flow has been slower than projected as a result of (i) increased operating costs, including labor, utilities and liability insurance and, (ii) to a lesser extent, slower fill rates in our pre-stabilized residences and reduction in occupancy levels in certain of our stabilized residences. As a result of ongoing operating losses and these upcoming capital needs, we expect that our projected cash needs during 2001 and 2002 will exceed our projected identified cash resources. To satisfy these cash shortfalls and to preserve the integrity of our operations, we are pursuing our Restructuring Plan which seeks, among other things, to dispose of a significant number of our residences which operate with cash shortfalls and to defer some of our debt service obligations until those disposition and restructuring transactions can occur.

         In an effort to retain sufficient cash to fund operations of all our residences and address our short-term liquidity needs, in March 2001 we obtained a $7.5 million bridge loan provided by certain of our principal stock and convertible debenture holders (the "Bridge Loan") and elected not to fund certain of our debt service and lease payment obligations. As a result, we are currently in default under most of our credit and sale/leaseback facilities.

         The $7.5 million Bridge Loan had an initial six-month term, is secured by first mortgages on several residences, and bears interest at an escalating interest rate, commencing at 10% per annum. At our election, the Bridge Loan was extended by an additional six months whereupon the Bridge Loan became convertible into convertible subordinated debentures of the Company having rights and terms substantially similar to our Series B 9.75% pay-in-kind convertible debentures, but having a conversion price equal to $75 per share of Series B preferred stock (a common stock equivalent price of $0.75 per share). The bridge lenders also are entitled to participate in any transaction involving the issuance by the Company of equity or equity-linked securities during the term of the Bridge Loan.

         As an inducement to make the Bridge Loan, we issued the bridge lenders stock purchase warrants to purchase an aggregate of 60,000 shares of a newly designated class of our preferred stock having rights and terms substantially similar to our Series B preferred stock issuable upon conversion of our Series B debentures. Like our Series B Preferred Stock, each share of the new preferred stock has rights, other than voting rights, substantially similar to 100 shares of common stock of the Company. Accordingly, 60,000 shares of the new preferred stock represent six million common stock equivalent shares. The five-year warrants are exercisable at a price of $75 per share for 20,000 shares of the new preferred stock, $100 per share for 20,000 shares of the new preferred stock and $125 per share for 20,000 shares of the new preferred stock.

         As a result of the Bridge Loan becoming convertible into convertible subordinated debentures and our issuance of a stock purchase warrant in connection with the Bridge Loan, the effective conversion price for the PIK Debentures and the Series A preferred stock has decreased from $4.00 to $2.63 per share of common stock for the Series A and Series C Debentures and the Series A preferred stock and from $400 to $263 per share of Series B stock for the Series B Debentures (the actual conversion price for the Series A and C Debentures and the Series A stock remains at $4.00 per share and for the Series B Debentures remains at $400 per share; however, upon conversion of these convertible securities the holder thereof will also receive shares of Series B-1 preferred stock, in addition to common stock or Series B preferred stock, as applicable, in such amounts as to provide such holder an equity interest in the Company as though the conversion price for the Series A and C Debentures and Series A stock on the one hand, and the Series B. Debentures on the other hand, were decreased to $2.63 and $263 per share, respectively).

         We elected not to fund $9.5 million of certain debt service and lease payment obligations due in the first three quarters of 2001 without the consent of the applicable lender or lessor. Through additional payments, prepayments associated with asset sales and application of escrowed amounts, as of September 30, 2001, we had $5.8 million of delinquent outstanding scheduled debt service to lenders or lessors who hold mortgages on, or from whom we lease 49 residences in the aggregate (2,272 resident capacity). We have received a written notice of acceleration from lenders with respect to indebtedness aggregating $255.0 million. In addition, indebtedness of approximately $126.5 million has fully matured during 2001 and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 resident capacity) and other lenders have elected to apply deposits and reserve funds of ours held by such lenders against the past due payments. Five lenders have activated or are in the process of activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders, either pursuant to arrangements set forth in the applicable loan documents or as negotiated with the Company. One of our lenders has commenced both a foreclosure action in Texas relating to one residence as well as litigation in state court in Milwaukee, Wisconsin, seeking the appointment of a receiver for the 21 residences that serve as collateral for the $60.5 million of remaining mortgage financing provided by this lender. Both the foreclosure action and the receivership action have been stayed by this lender through the end of 2001 as a result of a forbearance agreement that we negotiated with this bank. We are also in litigation with a former lessor with respect to their damage claim associated with the early termination of their 11 residence lease portfolio.

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

         In addition, the lessor on the synthetic lease for our headquarters has declared a lease default, both the lessor and the lessor's mortgagee have demanded that we purchase the headquarters for the full lease balance, and the lessor has realized on deposits held as security for payment of a portion of the lease balance. We presently are discussing short-term financing with the lessor's mortgagee for the remaining $14.0 million lease balance pending the sale of our headquarters building.

         We sought forbearance agreements from certain of our lenders and lessors with respect to our failure to make certain debt service and lease payments during the first nine months of 2001, but did not have written agreements in place with most of our lenders and lessors at the time these payments were due. As we did not make certain required loan and lease payments in the first nine months of 2001, we are now in default with respect to these obligations. Management believes that, despite the pendency of these defaults, during the near term the majority of these lenders and lessors will continue to participate in restructuring discussions with us. No assurances may be given, however, that this will be the case. As our principal credit, lease and other financing facilities are cross-defaulted to a material default occurring under other credit, lease or financing facilities, a payment default under one such facility results in our being in default under many other such facilities, which could adversely affect our ability to restructure without reorganization proceedings.

         To address our long-term liquidity and capital needs, including our upcoming debt maturities, we intend to (i) seek to effect a Restructuring Plan with our lenders, lessors, convertible debenture holders and joint venture partners, (ii) continue to implement operating initiatives focused on overall rate and occupancy improvement and overhead reductions, (iii) dispose of under-performing and non-strategic residences in order to reduce associated financing costs, operating expenses and to generate cash, and (iv) seek to identify additional equity or equity-linked capital.

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

         We performed a sensitivity analysis which presents the hypothetical change in fair value of those financial instruments held by us at September 30, 2001, which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair value of the debt included in the analysis is $512.8 million. Although not expected, a one-percentage point change in the interest rates would have caused our annual interest expense to change by approximately $5.1 million. Accordingly, a significant increase in LIBOR based interest rates could have a material adverse effect on our earnings.

         We do not presently use financial derivative instruments to manage interest costs. We do not use foreign currency exchange rate forward contracts or commodity contracts and do not have foreign currency exposure as of September 30, 2001.

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

         Manor Care Litigation. On August 22, 2000, Manor Care, Inc. ("Manor Care") and Manor Care of America, Inc. filed a complaint against the Company in state court in Ohio seeking to collect on a note executed by the Company in the principal amount of $3.0 million in connection with the Company's development joint venture with Manor Care. In response, the Company filed a motion to dismiss or stay the Ohio action in favor of arbitration of the dispute. The Ohio court granted the Company's Motion for a stay and ordered that the action be stayed pending arbitration of Manor Care's claims. Manor Care has now filed its statement of claim in arbitration. The Company has responded to Manor Care's statement of claim denying Manor Care's right to collect on the $3 million note.

         On October 20, 2000, Manor Care filed a complaint against the Company in the Delaware state Superior Court with respect to two purchase agreements entered into on December 30, 1998, between the Company, Manor Care and a number of Manor Care's subsidiaries and affiliates. One of these agreements related to the purchase by the Company of a number of assisted living residences then owned and operated by Manor Care and its subsidiaries, and the second agreement related to the purchase by the Company of a number of assisted living residences then under construction by Manor Care and its subsidiaries. Manor Care has alleged that the Company was unable to close the purchases within the time required by the agreements and that the Company allegedly fraudulently induced Manor Care to delay the closings. Manor Care is seeking damages for this alleged fraud in the amount of approximately $3.7 million. In addition, Manor Care has alleged that the Company owes Manor Care $259,000 arising out of post-closing prorations. The Delaware Court granted the Company's motion to stay these claims in Delaware in favor of a pending action that the Company had brought against Manor Care in the Superior Court of Fulton County, Georgia. With the Company's consent, Manor Care has asserted its claims as counterclaims in that Fulton County action.

         On or about March 26, 2001, Manor Care filed a statement of claim in arbitration with respect to certain payments that Manor Care alleges it made on a bank debt facility related to the Company's development joint venture with Manor Care. As originally filed, Manor Care's statement of claim seeks $655,000 plus attorneys' fees and costs. Subsequently, Manor Care amended its statement of claim to: (i) increase the amount of its existing claim against the Company to $2,645,000; and (ii) seek to recover an additional $28,489,000 from the Company, which represents one-half of the amount that Manor Care alleges that it paid the bank pursuant to its guarantee of this bank facility upon its maturity on June 30, 2001. The Company has asserted counterclaims against Manor Care in this arbitration proceeding.

         In addition, the Company has asserted various claims and counterclaims against Manor Care and its affiliates arising out of the Company's business dealings with Manor Care. Manor Care and its affiliates likewise have asserted other claims and counterclaims against Alterra and its affiliates arising out of its business dealings with Alterra.

         In August 2001, Manor Care and the Company executed a non-binding letter of intent setting forth the framework for a global settlement of all of the above-referenced disputes subject to the negotiation and execution of definitive agreements with respect thereto. Manor Care and the Company are currently negotiating these definitive agreements, but have not completed these negotiations. If the Company and Manor Care are unable to agree upon definitive settlement agreements, the pending litigation would be expected to proceed, in which event the Company intends to vigorously defend against the claims alleged by Manor Care in these court and arbitration proceedings.

         Lender/Lessor-Related Litigation. We elected not to fund $9.5 million of certain debt service and lease payment obligations due in the first three quarters of 2001 without the consent of the applicable lender or lessor. Through additional payments, prepayments associated with asset sales and application of escrowed amounts, as of September 30, 2001, we had $5.8 million of delinquent outstanding scheduled debt service to lenders or lessors who hold mortgages on, or from whom we lease, 49 residences in the aggregate (2,272 resident capacity). We have received a written notice of acceleration from lenders with respect to indebtedness aggregating $255.0 million. In addition, indebtedness of approximately $126.5 million has fully matured and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 resident capacity) and other lenders have elected to apply deposits and reserve funds of ours held by such lenders against the past due payments. Five lenders have activated or are in the process of activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders, either pursuant to arrangements set forth in the applicable loan documents or as negotiated with the Company. One of our lenders has commenced both a foreclosure action in Texas relating to one residence as well as litigation in state court in Milwaukee, Wisconsin, seeking the appointment of a receiver for the 21 residences that serve as collateral for the $60.5 million of remaining mortgage financing provided by this lender. Each of the foreclosure action and the receivership action have been stayed by this lender through the end of 2001 as a result of a forbearance agreement that we negotiated with this bank. We are also in litigation with a former lessor with respect to their damage claim associated with the early termination of their 11 residence lease portfolio.

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

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

         In order to maintain sufficient operating liquidity, we elected not to fund certain 2001 debt service and lease payment obligations. Specifically, without the consent of the applicable lender or lessor, we failed to pay debt service to lenders or lease payment to lessors who hold mortgages on, or from whom we lease, 49 residences in the aggregate (2,272 resident capacity). We have received a written notice of acceleration from lenders with respect to indebtedness aggregating $255.0 million. In addition, indebtedness of approximately $126.5 million has fully matured and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 beds) and other lenders or lessors have elected to apply our deposits and reserve funds held by such lenders and lessors against past due payments. Five lenders have activated or are in the process of activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders.

         One of our lenders has commenced both a foreclosure action in Texas relating to one residence as well as litigation in state court in Milwaukee, Wisconsin, seeking the appointment of a receiver for the 21 residences that serve as collateral for the $60.5 million of remaining mortgage financing provided by this lender. Each of the foreclosure action and the receivership action have been stayed by this lender through the end of 2001 as a result of a forbearance agreement that we negotiated with this bank. We are also in litigation with a former lessor with respect to their damage claim associated with the early termination of their 11 residence lease portfolio.

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

         The indentures pursuant to which the $395.9 million of outstanding Subordinated Debentures were issued include as an event of default the acceleration of any other indebtedness of the Company of a specified amount (ranging from $1.0 million to $10.0 million). Accordingly, as a result of notices of acceleration that we received with respect to $255.0 million of mortgage indebtedness, we are in default with respect to our $395.9 million of Subordinated Debentures. As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," the subordination provisions of the indentures related to the Subordinated Debentures are currently in effect and neither we nor the applicable indenture trustees for the Subordinated Debentures are permitted to make any payment or distribution on account of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures).

In addition, the lessor on the synthetic lease for our headquarters has declared a lease default, both the lessor and the lessor's mortgagee have demanded that we purchase the headquarters for the full lease balance, and the lessor has realized on deposits held as security for payment of a portion of the lease balance. We presently are discussing short-term financing with the lessor mortgagee for the remaining $14.0 million lease balance pending the sale of our headquarters building.

We sought forbearance agreements from certain of our lenders and lessors with respect to debt service and lease payments due in 2001, but did not have written agreements in place with most of our lenders and lessors at the time these payments were due. As we did not make certain loan and lease payments during the first nine months of 2001, we are now in default with respect to these obligations. Management believes that, despite the pendency of these defaults, during the near term the majority of these lenders and lessors will continue to participate in restructuring discussions with us. No assurances may be given, however, that this will be the case. As our principal credit, lease and other financing facilities are cross defaulted to a material default occurring under other credit, lease or financing facilities, a payment default under one such facility results in our being in default under many other such facilities, which could adversely affect our ability to restructure without reorganization proceedings.

ITEM 5.         OTHER INFORMATION

Effective on November 1, 2001, Patrick F. Kennedy was elected by our Board of Directors as our interim Chief Executive Officer. Mr. Kennedy, a senior executive and director of Holiday Retirement Corp., is expected to serve as our Chief Executive Officer through the substantial completion of the Restructuring Plan. In connection with the election of Mr. Kennedy as our Chief Executive Officer, we entered into a consulting services agreement with Holiday Retirement Consulting Services LLC ("Holiday"), an affiliate of Holiday Retirement Corp., pursuant to which the services of Mr. Kennedy as well as other members of Holiday's senior management team will be made available to Alterra.

William E. Colson, one of the members of the Company's Board of Directors, is an executive officer, director, employee and principal shareholder of Holiday Retirement Corp., the parent company of Holiday.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits:

Exhibit Number		Description

11.1		Statement Regarding Computation of Net Income Per Share.

	(b)	Reports on Form 8-K: The Company has filed no reports with the Securities and Exchange Commission on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on the 14th day of November, 2001.

ALTERRA HEALTHCARE CORPORATION

/s/ Mark W. Ohlendorf
Date: November 14, 2001	By: Mark W. Ohlendorf Senior Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT 11.1          COMPUTATION OF NET INCOME PER SHARE
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Basic:
Net loss attributable to common shares	$(42,804)	$(16,696)	$(272,656)	$(35,046)
Weighted average common shares outstanding	22,110	22,110	22,110	22,112
Per share amount	$(1.94)	$(0.76)	$(12.33)	$(1.58)

Diluted: not included since convertible debentures are antidilutive.