Form 10-K
period 2001-12-31
ALTERRA HEALTHCARE CORP
filed 2002-03-29
CIK 1013218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K ________________________________

[MARK ONE]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _________ to ________ Commission file number 1-12000 _______________________________________
Alterra Healthcare Corporation
(Exact name of Registrant as specified in its charter)

	Delaware	39-1771281
	(State of Incorporation) 10000 Innovation Drive Milwaukee, WI (Address of principal executive offices)	(IRS Employer Identification No.) 53226 (Zip Code)

Registrant's telephone number, including area code (414) 918-5000 _________________________ Securities registered pursuant to Section 12(b) of the American Stock Exchange Act:

	Title of each class Common Stock, par value $.01 5.25% Convertible Subordinated Debenture due 2002 Series A Junior Preferred Stock Purchase Rights	Name of exchange on which registered American Stock Exchange American Stock Exchange American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE (Title of class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes         x           No         _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ™

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,110,684 as of March 29, 2002. The number of outstanding shares of the Registrant's Common Stock was 22,219,168 shares as of March 29, 2002.

The statements in this annual report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in Item 1. "Business" and Item 7. "e; Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from expectations. These include, without limitation, those set forth under "Item 1. Business - Factors Affecting Future Results and Regarding Forward-Looking Statements." These and other risks are set forth in the reports filed by us with the Securities and Exchange Commission.

         PART I

References in this report to "Alterra" refer to Alterra Healthcare Corporation and references to the "Company," "us" or "we" refer to Alterra and its subsidiaries.

ITEM 1.         BUSINESS

Overview

We are a national assisted living company operating assisted living residences and providing assisted living services in 26 states. Our growth in recent years and recent restructuring activities has had a significant impact on our results of operations and are important factors in explaining the changes in our results between 2001 and 2000. As of December 31, 2001 and 2000, we operated or managed 430 and 474 residences with aggregate capacity of approximately 20,182 and 22,100 residents, respectively. As of December 31, 2001, 47 of our residences were operated in joint venture arrangements with third parties. During 2001, we generated operating revenue of $508.8 million and realized income from operations of $17.9 million and pretax loss of $110.5 million, both prior to loss on disposal of assets.

Our statements in this annual report relating to matters that are not historical facts are forward-looking statements based on our management's belief and assumptions based upon currently available information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we are unable to provide assurances that our expectations will prove to be correct. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, uncertainty regarding the consequences of our restructuring, risks associated with continuing defaults under loan, lease and subordinated debenture obligations, risks associated with the continuing shortfall in our liquidity and the implementation of our restructuring plan, risks associated with the disposition of assets and termination of leases, substantial debt and operating lease payment obligations and current and pending maturities, risks associated with liability claims and insurance, competition, governmental regulation and other uncertainties outlined in our reports filed with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of one or more of these risks worsen) or should our underlying assumptions prove incorrect, our actual results of operation and our financial position in the future could differ materially from those forecasted or expected. We do not assume any duty to publicly update these forward-looking statements.

Recent Developments

Throughout 2000 and 2001 we sought to implement several strategic initiatives designed to strengthen our balance sheet and to enable management to focus on stabilizing and enhancing our core business operations. The principal components of these strategic initiatives included (i) discontinuing our development activity; (ii) a reduction in our utilization of and reliance upon the use of joint venture arrangements; (iii) de-leveraging our balance sheet; and (iv) focusing our activities on improving the Company's cash flow. To implement these strategic initiatives and to address our short and long-term liquidity and capital needs, we completed an equity-linked investment in the Company of $203 million during the second and third quarters of 2000 (the "Equity Transaction"). At the time of the Equity Transaction, we believed that the net proceeds of that transaction, together with other anticipated financing transactions, would provide sufficient cash resources for us to complete our remaining construction activities and to cover operating cash deficits until we achieved positive operating cash flow.

In the second half of 2000, however, two issues emerged that have had a materially adverse impact on our liquidity. First, costs associated with operating our residences, labor and liability insurance costs in particular, increased in the second half of 2000. Second, due both to a generally unfavorable financing market for assisted living residences and the declining credit fundamentals at both the residence and corporate level, we were unable to complete our anticipated financing transactions in 2000 and 2001. These financing transactions were originally projected to yield cash proceeds that would have been used to fund a portion of our overall cash requirements. Virtually all of the net cash proceeds of the Equity Transaction were used to fund our operating cash flow deficits and construction costs for our remaining unopened residences.

By February 2001, our overall cash position had declined to a level which we believed to be insufficient to operate the Company. As we began 2001 our operations produced approximately $7.0 million per month of cash flow before monthly secured debt service and lease payments, and our monthly secured debt service and lease payments totaled approximately $12.0 million. In addition, we faced significant debt maturities in 2001 and 2002.

In February 2001 we retained financial advisors and special reorganization counsel to assist us in evaluating alternatives to restore the financial viability of our business. To conserve cash and protect the financial integrity of our operations, beginning in March 2001, we have elected not to make $10.4 million of scheduled debt service and lease payments, of which $6.6 million remained unpaid as of December 31, 2001. As a result, we continue to be in default under many of our major loan and lease facilities. In March 2001, we obtained a $7.5 million bridge loan to fund current operations from certain principal stock and debenture holders.

We believe that our operating cash flow has improved and will continue to improve due to cost and overhead reductions that we implemented and increases in monthly rents that we charge to our residents which were effective in 2001 and that we are implementing in 2002. Nevertheless, we believe that our operations will not produce sufficient cash flow to satisfy all of our existing obligations. Accordingly, we are seeking to negotiate restructurings of many of our principal secured debt and lease obligations and, upon completing these negotiations, will seek to restructure our principal unsecured debt obligations, comprised primarily of our outstanding convertible debentures. As we seek to complete our restructuring activities, it is our intention to maintain sufficient cash resources such that we can protect our operation by funding our on-going obligations to our employees, suppliers and other trade creditors on a timely basis.

Restructuring Activities

In March of 2001 we began to implement a restructuring plan, the principal objectives of which are:

•          To create a cash flow positive base of operation by (i) disposing of under-performing and non-strategic assets, and (ii) allowing retained residences the opportunity to stabilize (generate sufficient cash flow to fund operations, capital spending and other cash requirements);

•          To eliminate pending defaults and restructure the Company's senior financing instruments (secured debt arrangements and leases);

•          To reduce the leverage on the Company's operating assets;

•          To protect the Company's operations during the pendency of our restructuring by shielding our employees, residents and vendors from any adverse consequences of the restructuring; and

•          To the extent practicable, to seek to restore value to the Company's junior capital constituencies.

The principal components of our restructuring plan ("Restructuring Plan") are the disposition of selected assets and the restructuring of our capital structure, including our "senior capital" constituencies comprised principally by our secured indebtedness and leases (operating, capital and synthetic), our "junior capital" constituencies comprised principally by our convertible pay-in-kind (PIK) debentures, our other convertible subordinated debentures and our equity capitalization, and our remaining joint venture relationships. Discussions with various senior capital structure constituencies commenced in the spring of 2001 and are ongoing. While several binding restructuring arrangements have been executed, negotiations with respect to the majority of our secured debt and lease arrangements have not been concluded. Negotiations with junior capital structure constituencies have not commenced, as these negotiations are dependent upon the outcome of our negotiations with senior capital structure constituencies and the fact that, pursuant to the subordination provisions governing our convertible subordinated debentures, we are limited in our ability to restructure the convertible subordinated debentures until we have cured pending defaults related to our secured indebtedness. Given that significant restructuring discussions and negotiations are still to be concluded, we expect that we may be making modifications to the Restructuring Plan to address issues that arise during the course of these negotiations.

Portfolio Rationalization . The Restructuring Plan calls for the disposition of a substantial number of our residences (collectively, the "Disposition Assets") that we have determined to be non-strategic for one of a variety of reasons, including the geographic location of certain of these residences. The disposition of the residences included in the Disposition Assets are expected to be accomplished primarily by actively working with the lenders and lessors to identify new operators and selling assets through an organized sales process.

Beginning in April 2001, we started to market the Disposition Assets. Potential buyers, brokers and lenders were provided various information related to the Disposition Assets and confidentiality agreements have been executed with a number of interested parties. We recognized a pre-tax loss of $189.2 million during 2001 (in addition to the $22.5 million pre-tax loss recognized in 2000) to reflect the Disposition Assets at the lower of carrying value or estimated fair value less costs to sell and to write off the carrying value of assets associated with terminated residence leases. In addition, we are discussing a number of alternatives with our lenders and lessors to address any potential cash shortfalls that may result from the dispositions. A condition to our disposing of the Disposition Assets will be obtaining the consent of the applicable lender or lessor and, in certain cases, the consent of the applicable joint venture partner. As of December 31, 2001, 59 residences representing 2,774 resident capacity have either been sold or transferred to a new lessee. In addition, we sold 10 land parcels. As of December 31, 2001, approximately $150.5 million is reserved for losses relating to future asset sales or lease terminations.

Restructuring of Our Senior Indebtedness and Leases . In addition to active efforts to effect the sale or other disposition of the Disposition Assets, we have commenced discussions with many of our secured lenders and lessors to restructure certain of our debt and lease obligations.

The Company has a complex senior capital structure, comprised of at least 15 significant multi-residence secured credit facilities and five significant portfolios of operating residences that are leased from real estate investment trusts (REITs). Many of our secured credit facilities are structured to incorporate various so-called "bankruptcy-remote" features (i.e., structures designed to improve the applicable lender's rights and leverage in the event of a bankruptcy of the parent company, Alterra), including structuring the credit facility such that the fee owner of the mortgaged residences and the borrower under the credit facility is a newly formed subsidiary of Alterra whose sole activity is to own and operate the residences financed under that credit facility. The structure of certain of these credit facilities serves to limit the Company's ability to restructure these facilities through a bankruptcy, making it generally preferable for the Company to negotiate consensual restructurings with each group of lenders providing secured financing to the Company.

The Company commenced negotiations with its secured lenders and lessors during 2001. Each separate negotiation is unique and is based on the characteristics of the underlying credit facility, including the credit facility's collateral, terms and structure. Accordingly, our restructuring needs and objectives vary from one credit facility to the next. Depending on the particular credit facility, we are attempting to reset maturities, address any deficiencies, reset covenants, obtain waivers of default interest and penalties, and secure consent from the lenders and lessors for sales of residences included in their collateral or lease portfolio.

Secured Lender Negotiations. Management is actively seeking to restructure secured loan facilities that, in management's view, would generate significant deficiency claims (i.e., claims in excess of the value of the applicable mortgage portfolio) in the event the applicable lenders sought to call the loan and foreclose on their collateral. Management believes that four credit facilities representing $314.4 million in aggregate financing (secured by mortgages on 73 residences with a capacity of 4,261 beds) appear to represent significant potential deficiency claims in the range of $110 million to $180 million. In these negotiations, we are seeking to obtain a release of these potential deficiency claims against the Company in exchange for our agreement to cooperate with the applicable lenders to facilitate an orderly transition of ownership (and, in certain cases, management) of the mortgaged residences to the lenders or their designees (through deed-in-lieu of foreclosure transactions or so-called friendly foreclosures). In transitioning ownership of the mortgaged residences to the lenders, we are offering to provide interim or long-term management services to the lenders with respect to the mortgaged residences. As of March 2002, we have executed one definitive agreement of this type with one lender group with regard to a credit facility representing $50.5 million of financing secured by 14 residences with an aggregate capacity of 618 beds and are in active negotiations with the lenders of the other three "impaired" credit facilities.

In addition to these impaired credit facilities, we are also seeking to negotiate amendments and modifications with the applicable lenders with respect to our other principal secured credit facilities in order to, depending on the specific case, reset covenants, obtain consent to sell certain mortgaged residences, secure waivers of prior defaults and, in certain cases, to extend scheduled maturities. These credit facilities represent $434.9 million of financing secured by an aggregate of 146 residences with a capacity of 6,483 beds. Discussions with certain (but not all) of these lenders have commenced, but none have yet resulted in definitive binding restructuring agreements.

REIT Lessor Negotiations . We currently have five multi-residence portfolios leased from various REITs. These portfolios include an aggregate of 204 residences with a capacity of 8,928 beds. During 2001 we completed the restructuring of two of our leased portfolios (aggregate of 53 residences with 2,064 beds). These restructurings included the amendment of certain lease covenants and terms and, in one lease facility, the conversion of 42 individual leases into a single master lease. The cash rent due under one lease facility was modified through the application of various deposits held by the landlord to satisfy a portion of the cash rent obligation in the early years of the restructured master lease.

Restructuring negotiations are currently underway with the other three REIT lessors. In these restructuring negotiations, we are seeking to extend lease terms, revise covenants as necessary, secure approval for asset sales, and obtain additional funding for capital expenditures. In consideration for these modifications, the applicable REIT lessors are generally requesting that we convert individual leases into multi-residence master leases.

Restructuring of Junior Capital Structure . As of December 31, 2001, the Company's junior capital structure is comprised of approximately $395.2 million of unsecured debt and equity capitalization comprised of $5.5 million aggregate principal amount of 9.75% Series A Cumulative Convertible Preferred Stock due May 30, 2007 (the "Series A Stock") and 22.2 million shares of Common Stock. The principal components of the Company's unsecured indebtedness as of December 31, 2001 (amounts exclude accrued but unpaid interest) include:

(i)         $10 million aggregate principal face amount of 9.0% promissory notes due in December 2006, issued in connection with the restructuring of certain joint venture arrangements (the "Unsecured Notes");

(ii)         $197.9 million aggregate principal amount of 9.75% pay-in-kind convertible debentures due May 30, 2007, (the "PIK Debentures") issued in three separate series in the Equity Transaction;

(iii)         $112.0 million aggregate principal amount of 5.25% convertible subordinated debentures due December 15, 2002 (the "5.25% Debentures");

(iv)         $40.4 million aggregate principal amount of 7.00% convertible subordinated debentures due June 1, 2004 (the "7.00% Debentures"); and

(v)         $34.9 million aggregate principal amount of 6.75% convertible subordinated debentures due June 30, 2006 (the "6.75% Debentures").

The outstanding 5.25% Debentures, 7.00% Debentures and 6.75% Debentures (collectively, the "Original Debentures") are subordinated to all other "senior indebtedness" of the Company (as defined in the applicable indenture governing such debentures), and the PIK Debentures are subordinated to all "senior indebtedness" of the Company (as defined in the applicable indentures governing such debentures), other than the Original Debentures. Although defined somewhat differently in the several indentures governing the Original Debentures and the PIK Debentures (collectively, the "Subordinated Debentures"), "senior indebtedness" is defined to generally include indebtedness for borrowed money and other similar obligations of Alterra (other than the other series of Original Debentures).

All of our Subordinated Debentures are currently in default due to our failure to make coupon payments on the Original Debentures and due to cross default provisions triggered by payment defaults on our secured debt.

As a result of several notices of default received by the Company with respect to secured indebtedness that by its terms may be accelerated by the applicable lenders, neither we nor the applicable indenture trustees for the Subordinated Debentures are permitted by the subordination provisions of the indentures governing the respective Subordinated Debentures to make any payment or distribution on account of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures). As a result, we did not make cash interest payments on the Original Debentures in July 2001 and January 2002 of $5.5 million and $5.8 million, respectively. In the event that the Company is dissolved, liquidated or reorganized, all amounts due in payment of the Company's "senior indebtedness" must be paid or provided for before any payment may be made on account of the Subordinated Debentures. Accordingly, unless and until we are able to restructure our "senior indebtedness" obligations (including, without limitation, our several secured credit facilities) and resolve all pending defaults related to this indebtedness, we will not be permitted to make any interest or other payments to the holders of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures) or to restructure the Subordinated Debentures.

To the extent that the Company is not able to restructure its capital structure and is forced to liquidate, applicable principals of corporate law (specifically, the liquidation priority of debt over equity and the priority of preferred stock over common stock) and the subordination provisions governing the Subordinated Debentures would dictate that:

  All of our obligations relating to our secured and unsecured loans, including the Unsecured Notes and any deficiency claims relating to our secured loan facilities, would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Subordinated Debentures;

  All obligations relating to the PIK Debentures would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Original Debentures;

  All obligations relating to the Original Debentures, as well as all other indebtedness of the Company, would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Series A Stock and Common Stock; and

  All liquidation preferences related to our outstanding Series A Stock (approximately $5.7 million as of December 31, 2001) would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Common Stock.

In seeking to restructure our junior capital structure, the relative rights in liquidation of our various junior capital constituencies will be a significant factor in determining the extent to which the claims and interests of these various constituencies will need to be modified or exchanged as the Company is restructured.

In light of the subordination provisions governing the Subordinated Debentures, we are currently prohibited from restructuring the Subordinated Debentures, the largest component of our junior capital structure. If we are able to successfully complete the restructuring of our secured credit facilities, we anticipate that we will seek to exchange an equity or equity-linked security of the Company for all or a portion of the outstanding Subordinated Debentures. The extent to which all of the Subordinated Debentures will be permitted to participate in this exchange offer, and the value and rights associated with this new equity or equity-linked security to be offered to the holders of the PIK Debentures and Original Debentures, respectively, will be contingent upon the value of the restructured Alterra and will be impacted by the subordination provision operative with respect to the various series of Subordinated Debentures.

We may seek to effect a restructuring of certain of the Subordinated Debentures by an exchange offer to the holders of such debentures. However, to successfully restructure the Subordinated Debentures we will need the consent of substantially all of the holders of these debentures to the terms of our exchange offer. In the alternative, the Company may seek to restructure certain components of its junior capital structure (most likely the Subordinated Debentures and the Company's equity capitalization) by reorganizing the Company pursuant to a filing of a largely pre-arranged restructuring plan under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In a case commenced under Chapter 11, the Company can successfully restructure without the need of obtaining the active consent of substantially all of the holders of the Subordinated Debentures because Chapter 11 provides specific voting requirements and other mechanisms for completing a restructuring under court supervision.

Given the uncertainty as to the outcome of our many ongoing restructuring negotiations with senior capital structure constituencies, and given the impact of operative subordination provisions and corporate law doctrines governing the relative rights of holders of debt and equity interests in the Company, it is very difficult for us to predict what value, if any, various junior capital structure constituencies will receive in the restructured Alterra. While it is management's intention, to the extent practicable, to seek to restore value to our junior capital structure, no assurances may be given as to what value, if any, various junior capital structure constituencies will have in the restructured Company. See "Business - Factors Affecting Future Results and Regarding Forward Looking Statements - Uncertainty Regarding Consequences of Restructuring."

Joint Venture Arrangements . The Restructuring Plan calls for us to seek to acquire joint venture interests in certain of our residences in order to simplify our capital structure. In many cases, our acquisition of these joint venture interests (or termination of the applicable joint venture's interest in our residences) is necessary for us to satisfy restructuring requirements established by our senior lenders and lessors.

During 2001 we negotiated a series of agreements that resulted in the discontinuation of joint venture arrangements with respect to 42 residences. Specifically, in October 2001, we negotiated the buyout by the Company of joint venture partner interests in 15 residences in connection with a modification and settlement agreement with one investor group. Pursuant to this agreement, we issued $500,000 of promissory notes and modified certain terms of the joint venture arrangement relating to the remaining ten joint venture residences. In December 2001, we also terminated our joint venture with Pioneer Development Company by exchanging ownership interests in 12 joint venture entities jointly owned with this group, resulting in the Company and Pioneer each acquiring sole ownership in six of these residences. Also in December 2001, we terminated our joint venture with Manor Care, Inc. relating to 13 residences in connection with consummating a global settlement of various pending litigations and arbitration proceedings between the Company and Manor Care and its affiliates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

We are engaged in buy-out negotiations with investor groups who currently have joint venture interests in 47 residences in the aggregate. No assurance may be given as to whether these negotiations will result in an agreement as to the Company acquiring 100% of these joint venture entities. If these negotiations fail, the Company's ability to restructure certain of its senior capital financing facilities may be adversely affected. If lenders or lessors providing financing to the Company with respect to residences operated by joint ventures seek to foreclose on their mortgages or to terminate their leases, and as a result joint venture entities have their right to operate such residences impaired, Alterra may be forced to defend damage claims asserted by certain of its joint venture partners.

Efforts to Secure New Equity. As we continue to restructure the Company, we may find it necessary to seek new equity investment in the Company to be funded upon completion of the restructuring in order to achieve financial stability, fund certain deferred expenditures and fund certain non-recurring costs of the restructuring. This investment would likely be contingent on a successful restructuring of the Company and, accordingly, would not be funded until negotiations, settlements and restructurings with our lenders, lessors, Subordinated Debenture and equity holders and joint venture partners have concluded. Any additional equity investment in the Company, if it can be arranged, may significantly dilute the equity interests of all parties holding (or receiving in the restructuring) equity or equity-linked securities in the restructured Alterra.

Assisted Living Services

We offer a full range of assisted living services based upon individual resident needs. Prior to admission, residents are assessed by our staff to determine the appropriate level of personal care and service required. Subsequently, individual service agreements are developed by residence staff in conjunction with the residents, their families and their physicians. These plans are periodically reviewed, typically at six-month intervals, or when a change in medical or cognitive status occurs.

Frail-Elderly Services . We offer residents 24-hour assistance with activities of daily living ("ADLs"), ongoing health assessments, organized social activities, three meals a day plus snacks, housekeeping and personal laundry services. All residents are assessed at admission to determine the level of personal care and service required and placed in a care level ranging from basic care to different levels of advanced personal care. In addition, in some locations we offer our residents exercise programs and programs designed to address issues associated with early stages of Alzheimer's and other forms of dementia as more fully described below.

Basic Care . At this level residents are provided with a variety of services, including 24-hour assistance with ADLs, ongoing health assessments, three meals per day and snacks, coordination of special diets planned by a registered dietitian, assistance with coordination of physician care, social and recreational activities, housekeeping and personal laundry services.

Additional Care . We also offer higher levels of personal care services to residents who require more frequent or intensive physical assistance or increased personal care and supervision due to cognitive impairments. We refer to this care as "YourCare." Pricing for YourCare is determined using a proprietary assessment tool which determines additional services provided above basic care. Charges are based on market rates and the cost of additional personal care required, typically staffing. Rates charged for these services are added to the rate charged for basic personal care and depend upon the level and frequency of personal care required and staffing needs. Residents requiring the highest personal care level are typically very physically frail or experiencing early stages of Alzheimer's disease or other dementia. Physically frail residents may require medication management, assistance with various ADLs, two-person transfer from a wheelchair or incontinence care. Residents with cognitive impairment may require frequent staff interaction and intervention due to confusion.

RISE (Restoring Independence, Strength and Energy). Some Wynwood residences also offer RISE, a one-on-one exercise program designed to help residents regain their independence and become healthier and stronger by improving flexibility, balance, strength and endurance. The program is targeted to residents with health concerns related to Parkinson's disease, strokes, osteoarthritis, osteoporosis, congestive heart disease, hip fractures and other limitations in ambulation and mobility. Monthly rates for the program range from $50 to $275 depending on the frequency and duration of sessions.

ESP (Extended Support Program). ESP, also offered at some Wynwood residences, is a program designed to provide additional structure and personal attention to residents with early stages of dementia. Scheduled group recreational activities and social events help residents build self-esteem and decrease anxiety related to confusion and disorientation. The ESP program has been successful in retaining residents who, due to their dementia, might otherwise need to relocate to a more supportive environment. The monthly program rates range from $150 to $550.

Personal care and supportive services are offered in different residence models which incorporate our philosophy of preserving residents' privacy, encouraging choice and fostering independence in a home-like setting.

  Wynwood . These multi-story residences are designed to serve primarily upper income frail-elderly individuals in metropolitan and suburban markets. The Wynwood residences typically range in size from 37,500 to 45,000 square feet and accommodate 60 to 78 residents. To achieve a more residential environment in these large buildings, each wing or "neighborhood" in the residence contains design elements scaled to a single-family home and includes a living room, dining room, patio or enclosed porch, laundry room and personal care area, as well as a caregiver work station. Average monthly rates charged per resident range from approximately $1,800 to $4,000, depending on the apartment type, level of services required, resident activity and the geographic location of the residence. The average monthly rate in Wynwood residences during the fourth quarter of 2001 was approximately $2,800.

  Sterling House . These apartment-style residences are generally located in select suburban communities and in small or medium-sized towns with populations of 10,000 or more persons. These residences range in size from 20,000 to 30,000 square feet and usually contain from 33 to 50 private apartments, offering residents a choice of studio, one-bedroom and one-bedroom deluxe apartments. These apartments typically include a bedroom area, private bath, living area, individual temperature control and kitchenettes and range in size from 320 to 420 square feet. Common space is dispersed throughout the building and is residentially scaled. Average monthly rates charged per resident range from approximately $1,600 to $3,600, depending on the apartment type, level of services required, resident acuity and the geographic location of the residence. The average monthly rate in Sterling House residences during the fourth quarter of 2001 was approximately $2,500.

  Villas. These private apartment-style residences are designed to serve upper-income independent individuals in metropolitan and suburban markets. The Villas residences typically range in size from 45,000 to 65,000 square feet and contain 63 to 218 private apartments. These apartments typically include a bedroom area, private bath, living/dining area, and kitchenettes and range in size from 280 to 700 square feet. The Villas offer a secure building with comfortable common areas and pleasant outdoor surroundings. Average monthly rates charged per resident range from approximately $1,300 to $2,000, depending on the apartment type, level of services required, and geographic location of the residence. The average monthly rate in Villas residences during the fourth quarter of 2001 was approximately $1,900.

Alzheimer's Dementia Services . We believe we are one of the leading providers of care to residents with cognitive impairments, including Alzheimer's and other dementias, in our free-standing Clare Bridge and Clare Bridge Cottage residences. Our programs provide the attention, personal care and services needed to help cognitively impaired residents maintain a higher quality of life. Specialized services include assistance with ADLs, behavior management and an activities program, the goal of which is to provide a normalized environment that supports residents' remaining functional abilities. Whenever possible, residents participate in all facets of daily life at the residence, such as assisting with meals, laundry and housekeeping.

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

  Clare Bridge . Our Clare Bridge dementia residence model ranges in size from 20,500 to 28,000 square feet, is a single-story residence accommodating 38 to 52 residents, and is primarily located in metropolitan and suburban markets. We seek to create a "home-like" setting that addresses the resident's cognitive limitations using internal neighborhoods consisting of rooms which are scaled to the size typically found in an upper-income, single-family home with the same level of furniture, fixtures and carpeting. Key features specific to the needs of Clare Bridge residents generally include indoor wandering paths, a simulated "town-square" area, secure outdoor spaces with raised gardening beds, directional aids to assist in "wayfinding" such as signs, color-coded neighborhoods and memory boxes with the resident's photograph outside of their unit, and specifically designed furniture suitable for incontinent residents. Average monthly rates charged per resident range from approximately $2,000 to $5,000, depending on the apartment type, level of services required, resident activity, and geographic location of the residence. The average monthly rate in Clare Bridge residences during the fourth quarter of 2001 was approximately $3,700.

  Clare Bridge Cottage. During 1998 we introduced dementia residence models focused on smaller to medium-sized markets where income levels would not support a more upscale Clare Bridge model. These residences range from 20 to 40 residents and offer services similar to the Clare Bridge . These buildings resemble the Sterling House architectural styles with enhancements for wandering paths, security and other features associated with Clare Bridge . Average monthly rates charged per resident range from approximately $2,400 to $4,000 for services, depending on the apartment type, level of services required, resident activity, and geographic location of the residence. The average monthly rate in Clare Bridge Cottage residences during the fourth quarter of 2001 was approximately $2,600.

Access to Specialized Medical Services . In addition to our care and supportive services, we assist our residents with the coordination of access to medical services from third parties, including home health care, rehabilitation therapy, pharmacy services and hospice care. These providers are often reimbursed directly by the resident or a third party payor, such as Medicare. In the future, we may elect to provide these services directly using our own employees or through contracts or joint venture agreements with other providers.

Joint Ventures

Historically, we formed strategic alliances and joint ventures with established real estate development and financial partners. These alliances and joint ventures enabled us to develop and construct additional residences while reducing our investment and the associated risk. Although we discontinued developing and financing new residences utilizing joint venture and other off-balance sheet ownership structures beginning in 2000, we continue to have 47 residences that were operated in these types of arrangements as of December 31, 2001.

During 2001 we negotiated a series of agreements that resulted in the discontinuation of joint venture arrangements with respect to 42 residences. Specifically, in October 2001, we negotiated the buyout by the Company of joint venture partner interests in 15 residences in connection with a modification and settlement agreement with one investor group. In December 2001, we also terminated our joint venture with Pioneer Development Company by exchanging ownership interests in 12 joint venture entities jointly owned with this group, resulting in the Company and Pioneer each acquiring sole ownership in six of these residences. Also in December 2001, we terminated our joint venture with Manor Care, Inc. relating to 13 residences in connection with consummating a global settlement of various pending litigation and arbitration proceedings between the Company and Manor Care and its affiliates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

We continue to be a party to various other joint venture arrangements established between 1995 and 1999, pursuant to which we and other third party partners jointly developed, constructed and are operating Alterra-branded assisted living residences. Generally, the Company and our joint venture partner formed and capitalized a limited partnership or a limited liability company that either acquired a fee interest or a leasehold interest in an assisted living residence under development by us. Our percentage equity interests in these joint venture entities varies from joint venture to joint venture, ranging from 9.8% minority interests to 60.0% majority interests. These joint venture entities typically retain us as manager pursuant to a market rate management agreement. Under certain of these arrangements, we have agreed to fund during a three-year period, the operating deficit requirements of the applicable joint venture once the available equity and debt financing is fully utilized. Pursuant to the operative agreements, we have the right to acquire (call option) the joint venture partner's equity interest in the joint venture entity at a price based upon an agreed upon return on investment or fair market value to the joint venture partner. Similarly, after a specified waiting period, the joint venture partner has the right to require us to purchase (put option) the partner's equity interest in the joint venture entity at a price based upon the appraised fair market value of the residence operated by the joint venture entity. In certain circumstances, the purchase price payable upon an exercise of the put option is based upon a fair market value determination based on an assumption that the applicable residence has achieved and is maintaining stabilized occupancy. Any losses from the operation of residences owned or leased by these joint venture structures are generally allocated on a basis consistent with the respective partner's interest in overall cash distributions and the economic substance of the joint venture arrangement, which may result in losses being disproportionately allocated to the joint venture partners to the extent of their invested capital. We intend to seek to negotiate with the applicable joint venture partners a conclusion of these remaining arrangements as a part of the Restructuring Plan.

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

We have obtained all required licenses for each of our residences. Each of our licenses must be renewed annually or biannually.

Like other healthcare facilities, assisted living residences are subject to periodic survey or inspection by governmental authorities. From time to time in the ordinary course of business, government agencies issue deficiency reports and impose remedial action. We review these reports and remedial actions and seek to take appropriate corrective action. Although most inspection deficiencies are resolved through a plan of correction, the reviewing agency typically is authorized to take action against a licensed facility where deficiencies are noted in the inspection process. Action may include imposition of fines, imposition of a provisional or conditional license, or suspension or revocation of a license or other sanctions. Any failure by us to comply with applicable requirements could have a material adverse effect on our business, financial condition and results of operations.

We are currently a defendant in a criminal negligence action involving one of our residents. It is possible that if convicted of a crime, the Company's ability to obtain and renew certain of our licenses and to participate in certain government payor programs could be materially and adversely affected.

Federal and state anti-remuneration laws, such as the Medicare/Medicaid anti-kickback law, govern some financial arrangements among healthcare providers and others who may be in a position to refer or recommend patients to providers. These laws prohibit, among other things, direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of, a particular provider of healthcare items or services. The Medicare/Medicaid anti-kickback law has been broadly interpreted to apply to contractual relationships between healthcare providers and sources of patient referral. State anti-remuneration laws vary from state to state. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of healthcare providers or suppliers from participation in (i.e., furnishing covered items or services to beneficiaries) the Medicare and Medicaid programs. Although we receive only a minor portion of our total revenues from Medicaid waiver programs and are otherwise not a Medicare or Medicaid provider or supplier, we may be subject to these laws because (i) applicable state laws typically apply regardless of whether Medicare or Medicaid payments are at issue and, in certain cases, (ii) some of our assisted living residences maintain contracts with healthcare providers and practitioners, including pharmacies, home health organizations and hospices, through which the healthcare providers make their healthcare products or services (some of which may be covered by Medicare or Medicaid) available to our residents. There can be no assurance that these laws will be interpreted in a manner consistent with our practices.

In order to comply with the terms of the revenue bonds used to finance nine of our residences, we are required to lease a minimum of 20% of the apartments in each of the nine residences to low or moderate income persons as defined pursuant to the Internal Revenue Code of 1986, as amended.

We are subject to the Fair Labor Standards Act which governs matters including minimum wage, overtime and other working conditions. A portion of our personnel is paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage will result in an increase in our labor costs.

We are not aware of any non-compliance by the Company with applicable regulatory requirements that would have a material adverse effect on our financial condition or results of operations.

Competition

The long-term care industry is highly competitive and, given the relatively low barriers to entry and continuing healthcare costs containment pressures, we expect that the assisted living segment of the industry will become increasingly competitive in the future. We compete with other providers of elderly residential care on the basis of the breadth and quality of our services, the quality of our residences and, with respect to private pay patients or residents, price. We also compete with other providers of long-term care in the acquisition and development of additional residences. Our current and potential competitors include national, regional and local operators of long-term care residences, extended care centers, assisted/independent living centers, retirement communities, home health agencies and similar providers, many of which have significantly greater financial and other resources than we have. In addition, we compete with a number of tax-exempt nonprofit organizations which can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to us and which are generally exempt from income tax. While our competitive position varies from market to market, we believe that we compete favorably in substantially all of the markets in which we operate based on key competitive factors such as the breadth and quality of services offered, residence quality, recruitment and retention of qualified healthcare personnel, and reputation among local referral sources.

Trademarks

Sterling House®, Crossings®, WovenHearts®, Wynwood®, Clare Bridge®, and Clare Bridge Cottage® are registered service marks of ours and we claim service mark protection in the marks Alternative Living Services SM , Clare Bridge SM and Alterra SM .

Employees

At December 31, 2001, we employed approximately 7,900 full-time employees and 3,400 part-time employees. None of our employees are represented by a collective bargaining group.

Factors Affecting Future Results and Regarding Forward-Looking Statements

Our business, results of operations and financial condition are subject to many risks, including those set forth below. Through its Restructuring Plan, the Company is seeking to materially restructure many of its principal senior and junior credit instruments, the result of which restructurings are expected to have a material impact on the value attributable to and the rights of the holders of the Company's equity and equity-linked securities, including the Common Stock and the several series of outstanding Subordinated Debentures. In addition, the following important factors, among others, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report and presented elsewhere by us from time to time. When used in this report, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. The following discussion highlights some of these risks and others are discussed in other sections of this Form 10-K or in other documents filed by us with the Securities and Exchange Commission.

Uncertainty Regarding Consequences of Restructuring . While it is management's intention, to the extent practicable, to seek to restore value to the various constituencies comprising our junior capital structure, in light of uncertainty as to the outcome of restructuring negotiations with our secured lenders and lessors and the impact of subordination provisions governing our Subordinated Debentures and corporate law doctrines relating to the relative rights of holders of debt and equity interests in the Company, no assurances may be given as to the value, if any, various junior capital structure constituencies will have in the restructured Company. Similarly, as our Restructuring Plan is largely dependent upon our ability to negotiate consensual restructuring arrangements with our principal lenders and lessors, no assurances may be given as to whether we will be able to restructure the Company and, if not, the extent to which various capital structure constituencies, including the holders of our Subordinated Debentures and our Common Stock, will be entitled to a distribution of any value in consideration of their interest in the Company.

Risks Associated with Continuing Defaults under Loan, Lease and Subordinated Debenture Obligations. We did not make loan and lease payments to many of our secured lenders and lessors during 2001 and are now in default with respect to these obligations. Any payment default or other default with respect to outstanding obligations could cause the lender to foreclose upon the residences securing the indebtedness or, in the case of a lease, to terminate the lease, with a consequent loss of income and asset value to us. Management believes that, despite the pendency of these defaults, during the near term the majority of these secured lenders and lessors will continue to participate in restructuring discussions with us. No assurances may be given, however, that this will be the case. In fact, one of our lessors has terminated our leases for 11 residences and other lenders and lessors have begun to exercise various remedies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." As many of our principal credit, lease and other financing facilities are cross-defaulted to a material default occurring under other credit, lease or financing facilities, our continuing payment defaults under certain of our credit facilities has resulted in our being in default under many other loan and lease facilities. A component of our Restructuring Plan is seeking to secure waivers of these cross-defaults from the applicable lenders and lessors.

In addition, the Company's convertible debentures include subordination provisions that prohibit payments to the debenture holders (other than payment-in-kind coupon payments) after the occurrence of a payment default on the Company's senior indebtedness. As such, the Company is currently prohibited from making interest and principal payments related to its Subordinated Debentures until such time that no payment-related defaults exist related to its senior indebtedness. As a result of failing to make these payments due to the governing subordination provisions, the Company is in default of its outstanding Subordinated Debentures.

Risks Associated with Continuing Shortfall in Liquidity and Implementation of Restructuring Plan. As a result of on-going operating losses and significant current or upcoming debt maturities, we expect that our projected cash needs during 2002 will exceed our projected identified cash resources. In light of our current financial condition and ongoing restructuring activities and the difficult financing and operating environment for healthcare service companies generally, our access to additional capital is significantly reduced. If we are unable to successfully implement our Restructuring Plan we will not have sufficient liquidity to make our scheduled debt and lease payments and will not be in a position to continue to operate as a going concern. See "Substantial Debt and Operating Lease Payment Obligations; Current and Pending Maturities," and "Management's Discussion and Analysis and Results of Operations -- Liquidity and Capital Resources."

Risks Associated with the Disposition of Assets and Termination of Leases. A key component of our Restructuring Plan relates to the disposition of a number of residences that are owned or leased by the Company. This disposition strategy involves a number of risks and uncertainties. Availability of financing for assisted living properties is currently limited due to substantial reductions in lending activity by traditional financing sources including commercial banks, other secured lenders and REITs. As such, potential purchasers of Company residences may be limited in their ability to obtain necessary financing which may affect both the price at which Company assets may be sold and the ability of potential purchasers to execute transactions. In addition, the residences that the Company intends to sell or otherwise dispose of generally are in lease-up or have historically operated at a loss. Both the availability of financing and number of potential purchasers tend to be more limited for residences that have historically operated at a loss. In addition, many operating companies within the assisted living sector have encountered financial and operating difficulties similar to those experienced by the Company. This may limit the universe of potential purchasers as those other assisted living companies may be financially or operationally incapable of effecting acquisition transactions or may be attempting to sell or otherwise dispose of assets from their own portfolios. Finally, with respect to a number of residences included in our Disposition Assets, we are not free to sell or dispose of the residence without the consent of the applicable lender or lessor and, in certain cases, the consent of our joint venture partners.

Substantial Debt and Operating Lease Payment Obligations; Current and Pending Maturities. We had lease expense of $69.4 million and $82.4 million for the years ended December 31, 2001 and 2000, respectively. Our total indebtedness as of December 31, 2001 was $1.2 billion, and our net interest expense was $77.9 million and $62.6 million for the years ended December 31, 2001 and 2000, respectively. Approximately $1.1 billion of our total indebtedness matures before December 31, 2002, or is in default as of December 31, 2001.

Historically, we have not had sufficient earnings to cover fixed charges. Earnings were insufficient to cover fixed charges by $94.0 million and $71.7 million in 2001 and 2000, respectively, prior to non-recurring charges, the loss on disposal and other one-time adjustments. Even if we are able to substantially restructure our credit and lease obligations, given the significant leverage employed in financing our operations there can be no assurance that we will generate sufficient cash flow to meet our future obligations.

Joint Ventures and Related Mandatory Purchase Obligations. As of December 31, 2001, 47 of our operating residences were jointly owned or operated with venture partners. While we typically receive a fee for managing residences developed through joint ventures, we share with our joint venture partners any profits or losses realized from the operation or sale of these residences and, in certain cases, have agreed to fund operating deficits arising after all available equity and debt financing is utilized. We are obligated under our joint venture arrangements to purchase the equity interests of our joint venture partners upon the election of the joint venture partners at a price based on the appraised value of the residence operated by the applicable joint venture. As a result of these provisions, we might become obligated to acquire additional interests in residences developed through joint ventures on terms or at times that would otherwise not be acceptable to us, including times during which we may not have adequate liquidity to fund acquisitions. In addition, we are currently seeking to negotiate the buy-out of joint venture interests held by third parties in the majority of our remaining joint venture residences. If we are not able to negotiate the buy-out of these joint venture interests, our ability to restructure certain of our secured debt and lease facilities may be adversely affected. To the extent that loan and lease arrangements financing joint venture residences are not restructured, the exercise of foreclosure, lease termination and other remedies by lenders and lessors will result in the forfeiture of such joint ventures' investment in our residences. In these circumstances, we believe it may be possible that the Company may be forced to defend damage claims asserted by certain of its joint venture partners.

Liability and Insurance. The provision of personal and healthcare services entails an inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits alleging malpractice or related legal theories, including criminal prosecutions, many of which involved large claims and resulted in the incurrence of significant defense costs. In addition, compared to more institutional long-term care facilities, assisted living residences (especially dementia care residences) of the type we operate offer residents a greater degree of independence in their daily lives. This increased level of independence, however, may subject the resident and us to risks that would be reduced in more institutionalized settings. We currently maintain liability insurance intended to cover these claims in an amount that our current financial circumstance permits. There can be no assurance that claims in excess of this insurance or claims not covered by insurance, such as claims for punitive damages, will not be successfully asserted. A successful claim against us not covered by, or in excess of, our insurance could have a material adverse effect upon our financial condition and results of operations. Claims against us, regardless of their merit or eventual outcome, including pending criminal proceedings against the Company, may also have a material adverse effect upon our ability to attract or retain residents, to retain applicable licenses, or to expand our business, and may require us to devote substantial time to matters unrelated to day-to-day operations. In addition, insurance policies must be renewed annually. There can be no assurance that we will be able to obtain liability insurance in the future or that, if insurance is available, it will be available on acceptable economic terms or with coverages we or our lenders and lessors require, in light of our current financial circumstance.

Risk of Possible American Stock Exchange Delisting . Our Common Stock currently is listed on the American Stock Exchange ("AMEX") under the symbol "ALI." Our 5.25% Debentures currently are listed on AMEX under the symbol "ALI5L02." AMEX has notified us that we have fallen below certain of AMEX's continued listing guidelines and that it is reviewing our listing eligibility. In particular, we have incurred losses from continued operations for three of the past four fiscal years, have a stockholders' equity of less than $4.0 million and the price per share of our Common Stock as quoted on AMEX recently has been below the minimum bid price of $1.00 per share. We have provided AMEX with additional information and have been involved in ongoing discussions with AMEX in connection with its review of our listing eligibility. While AMEX has decided not to delist us at this time, they will continue to review our listing status.

If AMEX were to delist our securities, it is possible that the securities would continue to trade on the over-the-counter market. However, the extent of the public market for the securities and the availability of quotations would depend upon such factors as the aggregate market value of each class of securities, the interest in maintaining a market in such securities on the part of securities firms and other factors. There can be no assurance that any public market for our securities will exist in the event that our securities are delisted. In addition, if we fail to maintain the trading status of our Common Stock on a national trading exchange or system, the interest rate on the PIK Debentures will increase from 9.75% to 12.25% and the dividend accrual rate on our Series A Stock will increase from 9.75% to 12.25%.

Residence Management, Staffing and Labor Costs. We compete with other providers of assisted living services and long-term care with respect to attracting and retaining personnel. We are dependent upon our ability to attract and retain management personnel responsible for the day-to-day operations of each of our residences. Any inability of ours to attract or retain qualified residence management personnel could have a material adverse effect on our financial condition or results of operations. In addition, a possible shortage of nurses or trained personnel may require us to enhance our wage and benefits package in order to compete in the hiring and retention of personnel. We are also dependent upon the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. There can be no assurance that our labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in rates charged to residents. Any significant failure by us to attract and retain qualified management and staff personnel, to control our labor costs, or to pass on any increased labor costs to residents through rate increases would have a material adverse effect on our business, operating results and financial condition. In the event that the Company determines that it must seek to accomplish its Restructuring Plan through a court-supervised reorganization, we expect that the foregoing labor-related risks may be enhanced.

Competition. The long-term care industry is highly competitive and, given the relatively low barriers to entry and continuing healthcare cost containment pressures, we expect that the assisted living segment will become increasingly competitive in the future. We compete with other companies providing assisted living services as well as numerous other companies providing similar service and care alternatives, such as home health care agencies, congregate care facilities, retirement communities and skilled nursing facilities. As assisted living residences receive increased market awareness and the number of states which include assisted living services in their Medicaid programs increases, competition will increase from new market entrants, many of whom may have substantially greater financial resources than we have. There can be no assurance that increased competition will not adversely affect our ability to attract or retain residents or maintain our existing rate structures. Some of our present and potential competitors have, or may have access to, greater financial resources than those available to us. Consequently, there can be no assurance that we will not encounter increased competition in the future which could limit our ability to attract and retain residents, to maintain or increase resident service fees or to expand our business and could have a material adverse effect on our business, operating results and financial condition. We are not able to accurately predict the effect that the healthcare industry trend towards managed care will have on the assisted living marketplace. Managed care, an arrangement whereby service and care providers agree to sell specifically defined services to one or more public or private payors (frequently not the end user or resident) subject to a predefined system in an effort to achieve more efficiency with respect to utilization and cost, is not currently a significant factor in the assisted living marketplace. However, managed care plans sponsored by insurance companies or HMOs may in the future be a factor in the assisted living marketplace. There can be no assurance that we will not encounter increased competition or be subject to other competitive pressures that could affect our business, operating results or financial condition as a result of managed care. In the event that the Company determines that it must seek to accomplish its Restructuring Plan through a court-supervised reorganization, we expect that the foregoing competitive risks could pose an even greater challenge for the Company.

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

Our operations could also be adversely affected by, among other things, regulatory developments such as revisions in building code requirements for assisted living residences, mandatory increases in the scope and quality of care to be offered to residents, and revisions in licensing and certification standards. There can be no assurance that federal, state or local laws or regulations will not be imposed or expanded based on evolving regulatory interpretations or based on new statutory or regulatory provisions which adversely impact our business, financial condition, results of operations or prospects. Our residence operations are also subject to health and other state and local government regulations.

We are currently a defendant in a criminal negligence action involving one of our residents. It is possible that if convicted of a crime, the Company's ability to obtain and renew certain of our licenses and to participate in certain government payor programs could be materially and adversely affected.

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

Dependence on Attracting Seniors with Sufficient Resources to Pay. We currently rely and, for the foreseeable future, we expect to rely, primarily on the ability of our residents to pay for services from their own and their families' financial resources. Generally, only elderly adults with income or assets meeting or exceeding the comparable median in the region where our assisted living residences are located can afford the fees for these residences. Inflation or other circumstances which adversely affect the ability of residents and potential residents to pay for assisted living services could have an adverse effect on us. In the event that we encounter difficulty in attracting seniors with adequate resources to pay for our services, we would be adversely affected. In the event that the Company determines that it must seek to accomplish its Restructuring Plan through a court-supervised reorganization, we expect that the foregoing risks could pose an even greater challenge for the Company.

Environmental Liability Risks Associated with Real Property. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at these properties, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by these parties in connection with the contamination. These laws typically impose clean up responsibility and liability without regard to whether the owner knew of or caused the presence of contaminants, and liability under these laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation or responsibility. The costs of investigation, remediation or removal of these substances may be substantial, and the presence of these substances, or the failure to properly remediate these properties, may adversely affect the owner's ability to sell or lease the property or to borrow using the property as collateral. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of these substances at the disposal or treatment facility, whether or not the facility is owned or operated by this person. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. In connection with our acquisition and financing of new residences, we typically secure an environmental assessment of the applicable residence. There can be no assurance, however, that environmental assessments would detect all environmental contamination which may give rise to material environmental liabilities. We believe that our respective residences are in compliance in all material respects with all applicable environmental laws. We have not been notified by any governmental authority, or are otherwise aware of any material non-compliance, liability or claim relating to hazardous toxic substances or petroleum products in connection with any of the residences we currently operate.

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

ITEM 2.

PROPERTIES

The table below shows, by state, the number and the associated capacity of the residences that we own, lease, hold equity interest in or manage on behalf of third parties, as of December 31, 2001.

Operating Residences

	Owned (1)		Leased (2)		Unconsolidated (3)		Managed (4)		Total
Location	No .	Cap .	No .	Cap .	No .	Cap .	No .	Cap .	No .	Cap .
AZ	10	563	1	52	--	--	--	--	11	615
CA	9	754	1	240	2	125	--	--	12	1,119
CO	8	444	12	725	--	--	--	--	20	1,169
CT	--	--	--	--	--	--	1	52	1	52
FL	28	1,629	22	922	7	312	--	--	57	2,863
GA	5	317	--	--	--	--	--	--	5	317
ID	1	70	2	158	--	--	--	--	3	228
IN	7	298	1	36	9	364	--	--	17	698
KS	17	584	8	265	3	118	1	50	29	1,017
KY	2	78	--	--	--	--	--	--	2	78
MI	18	550	12	542	--	--	--	--	30	1,092
MN	12	396	6	178	--	--	--	--	18	574
NC	8	376	11	524	2	76	--	--	21	976
NJ	9	594	2	52	2	130	--	--	13	776
NV	2	108	3	208	--	--	--	--	5	316
NY	15	892	1	80	--	--	4	192	20	1,164
OH	8	379	16	658	2	72	--	--	26	1,109
OK	--	--	27	944	1	36	--	--	28	980
OR	3	220	7	538	3	156	--	--	13	914
PA	13	595	1	48	--	--	--	--	14	643
SC	5	204	8	330	1	40	--	--	14	574
TN	3	132	3	124	1	36	--	--	7	292
TX	3	147	25	957	--	--	--	--	28	1,104
VA	1	56	--	--	--	--	--	--	1	56
WA	3	156	4	388	3	164	--	--	10	708
WI	11	330	13	338	1	80	--	--	25	748
TOTAL	201	9,872	186	8,307	37	1,709	6	294	430	20,182

  Owned residences are those that are wholly or majority owned by us.
  Leased residences are those that we operate and lease from a third party.
  Unconsolidated residences are those residences managed by us, but operated by an entity in which we own a minority equity interest.
  Managed residences are those residences that we manage under management arrangements but in which we do not possess an ownership interest or possess a de minimus ownership position.

Of our 430 operating residences, 75% are five years old or less and 95% are ten years old or less. The number of residences that we own, lease, or manage has decreased subsequent to December 31, 2000, due to recent asset sales and lease terminations. See "Restructuring Activities - Portfolio Rationalization" above.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of our business. Neither we nor any of our subsidiaries is a party to any legal proceeding, the outcome of which, individually or in the aggregate, is expected to have a material adverse affect on our financial condition or results of operations, with the possible exception of the matters described below.

We elected not to fund certain debt service and lease payment obligations due during 2001 without the consent of the applicable lender or lessor. Through additional payments, prepayments associated with asset sales and application of escrowed amounts, as of December 31, 2001, we had $6.6 million of delinquent outstanding scheduled debt service to lenders or lessors who hold mortgages on, or from whom we lease, 82 residences in the aggregate (3,316 resident capacity). We have received a written notice of acceleration from lenders with respect to indebtedness aggregating $210.2 million. In addition, indebtedness of approximately $58.4 million has fully matured and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We are also in default under various financial and other covenants contained in certain of our credit and lease arrangements. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 resident capacity) and other lenders have elected to apply deposits and reserve funds of ours held by such lenders against the past due payments. Five lenders have activated or are in the process of activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders, either pursuant to arrangements set forth in the applicable loan documents or as subsequently negotiated with the Company. One of our lenders has commenced litigation in state court in Milwaukee, Wisconsin, seeking the appointment of a receiver for the 20 residences that serve as collateral for the $51.7 million of remaining mortgage financing provided by this lender. As a result of a negotiated forbearance agreement, the receivership action has been stayed temporarily by this lender as restructuring discussions are underway. We are also in litigation with a former lessor with respect to their damage claim associated with the early termination of their 11 residence lease portfolio.

The Company's Subordinated Debentures include subordination provisions that prohibit the Company from making interest payments to the debenture holders (other than payment-in-kind coupon payments) after the occurrence of payment defaults on the Company's senior indebtedness. As such, we defaulted in making coupon payments on our 5.25%, 6.75% and 7.00% Debentures aggregating approximately $5.5 million and $5.8 million in July 2001 and January 2002, respectively.

We are seeking to address all of our pending defaults of our senior and junior capital structure obligations through our Restructuring Plan. However, our Restructuring Plan is largely dependent upon our ability to negotiate consensual modifications and waivers with our various capital structure constituents. Absent an agreed upon resolution with these third parties, our lenders, lessors, and debenture holders may begin exercising remedies under their applicable financing agreements that could substantially hinder or disrupt our efforts to restructure the Company and result in a liquidation of the Company.

As noted above, the Company is a defendant in a criminal negligence action involving one of the Company's residences. It is possible that if convicted of a crime, the Company's ability to obtain and renew certain of its licenses and to participate in certain government payor programs could be materially and adversely affected.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2001.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Our Common Stock is listed and traded on the American Stock Exchange (AMEX) under the symbol "ALI." The Common Stock has been listed on the AMEX since August 6, 1996, the date of our initial public offering. The number of holders of record of the Common Stock as of March 26, 2002, was approximately 310.

The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported on AMEX.

	High	Low
2001:
First Quarter	$2.188	$0.500
Second Quarter	0.600	0.180
Third Quarter	0.360	0.120
Fourth Quarter	0.230	0.080

2000:
First Quarter	$8.250	$4.000
Second Quarter	4.000	1.688
Third Quarter	2.500	1.938
Fourth Quarter	3.188	0.875

We have never paid or declared cash dividends and currently intend to retain any future earnings for the operation and expansion of our business. Due to the absence of legal capital under applicable Delaware law, we have not declared or paid pay-in-kind dividends on our outstanding Series A Stock since January 2001. In light of pending defaults under various of our loan, lease, and debenture obligations, we are contractually prohibited from paying dividends on our outstanding capital stock until such time as such defaults are cured or waived. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors and will be dependent on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, restrictive debt covenants and other factors as the Board of Directors deems relevant.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated historical financial data presented below for each of the five years ended December 31, 2001 has been derived from our audited consolidated financial statements appearing elsewhere in this report. The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included in this report (in thousands, except per share data).

	Years Ended December 31,
	2001	2000	1999	1998	1997
Statements of Operations Data :
Revenue:
Operating revenue	$508,822	$466,495	$376,181	$244,423	$130,744
Operating expenses:
Residence operations	351,707	313,514	224,213	147,931	81,588
Lease expense	69,445	82,352	69,375	44,174	25,524
Lease income	(21,336)	(28,222)	(25,507)	(4,915)	--
General and administrative	48,881	50,360	44,898	23,200	22,168
Loss on disposal	189,287	22,515	--	--	--
Depreciation and amortization	42,198	36,210	21,178	19,730	9,271
Non-recurring charge	--	4,232	47,280	--	4,656
Total operating expenses	680,182	480,961	381,437	230,120	143,177
Operating (loss) income	(171,360)	(14,466)	(5,256)	14,303	(12,433)
Other (expense) income:
Interest expense, net	(77,882)	(62,628)	(32,259)	(9,431)	(3,809)
Amortization of financing costs	(9,786)	(8,595)	(3,679)	(1,593)	(123)
Convertible debt paid in kind interest ("PIK")	(24,303)	(12,483)	--	--	--
Equity in losses of unconsolidated affiliates	(16,902)	(14,762)	(1,462)	(201)	(338)
Minority interest in profits/losses of consolidated subsidiaries	426	1,264	4,018	20,610	8,440
Total other (expense) income, net	(128,447)	(97,204)	(33,382)	9,385	4,170
(Loss) income before income taxes, extraordinary item and cumulative effect	(299,807)	(111,670)	(38,638)	23,688	(8,263)

Income tax benefit (expense)	(120)	(14,672)	14,669	(3,136)	--
(Loss) income before extraordinary item and cumulative effect of a change in accounting principle	(299,927)	(126,342)	(23,969)	20,552	(8,263)
Extraordinary item - gain from early retirement of financing agreements	--	8,536	--	--	--
Cumulative effect of a change in accounting principle	--	--	(3,837)	--	--
Net (loss) income	$(299,927)	$(117,806)	$(27,806)	$20,552	$(8,263)

Basic (loss) income per common share:
(Loss) income before extraordinary item (1), and a change in accounting principle	$(13.52)	$(5.71)	$(1.09)	$0.94	$(0.44)
Extraordinary item (1)	--	0.39	--	--	--
Change in accounting principle	--	--	(0.17)	--	--
Basic (loss) income per common share (1)	$(13.52)	$(5.33)	$(1.26)	$0.94	$(0.44)
Diluted (loss) income per common share:
(Loss) income before extraordinary item (1), and a change in accounting principle	$(13.52)	$(5.71)	$(1.09)	$0.92	$(0.44)
Extraordinary item (1)	--	0.39	--	--	--
(Loss) income before extraordinary item (1), and a change in accounting principle	$(13.52)	$(5.71)	$(1.09)	$0.92	$(0.44)
Diluted (loss) income per common share (1)	$(13.52)	$(5.33)	$(1.26)	$0.92	$(0.44)

Weighted average common shares outstanding (1):
Basic	22,192	22,108	22,088	21,905	18,651
Diluted	22,192	22,108	22,088	24,145	18,651
(1) Basic and diluted share amounts are the same for 1997 and 1999-2001 since potentially issuable shares related to stock options and convertible debt would have an anti-dilutive effect.

	2001	2000	1999	1998	1997
Balance Sheet Data:
Cash and cash equivalents	$19,966	$23,688	$18,728	$40,621	$79,838
Short-term investments	--	--	--	--	90,000
Working capital (deficit)	(1,060,745)	(129,226)	5,452	28,305	129,528
Total assets	1,038,200	1,227,765	1,061,397	777,810	553,552
Current installment of long-term debt	1,117,705	313,718	9,945	4,376	2,677
Long-term obligations	88,241	803,848	791,672	515,584	318,069
Stockholders' (deficit) equity	$(266,926)	$32,859	$150,643	$177,112	$143,897

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a national assisted living company operating assisted living residences and providing assisted living services in 26 states. Our growth in recent years and ongoing restructuring activities have had a significant impact on our results of operations and are an important factor in explaining the changes in our results between 2001 and 2000. As of December 31, 2001 and 2000, we operated or managed 430 and 474 residences with aggregate capacity of approximately 20,200 and 22,100 residents, respectively. During 2001 we generated operating revenue of $508.8 million and realized income from operations of $17.9 million and a pretax loss of $110.5 million, both prior to loss on disposal of assets.

In light of pending payment and covenant defaults under many of our senior credit facilities and all of our outstanding series of convertible debentures, we are seeking to implement a Restructuring Plan that contemplates the disposition of a significant portion of our residences and the restructuring of our secured indebtedness, leases (operating, capital and synthetic), convertible debentures, joint venture arrangements and equity capitalization. The pending Restructuring Plan, and recent developments impacting our liquidity and operating results, are summarized under the caption "Business - Restructuring Activities," which is incorporated in this Item 7 by this reference.

Critical Accounting Policies

In response to the Securities and Exchange Commission's Release Numbers 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, and 33-8056, Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations, we have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and the allowance for doubtful accounts receivable and asset impairment. We state these accounting policies in the notes to our consolidated financial statements and at relevant sections in this discussion and analysis. Our estimates are based on information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Alterra Healthcare Corporation and its majority-owned subsidiaries. Results of operations of the majority-owned subsidiaries are included from the date of acquisition. All significant inter-company balances and transactions with such subsidiaries have been eliminated in the consolidation. Investments in other affiliated companies in which we have a minority ownership position are accounted for on the equity method.

Included in the consolidated financial statements are the accounts of certain wholly owned subsidiaries that have been formed as "special purpose entities" (SPEs) in accordance with the requirements of certain of our lenders. Mortgage lenders imposing SPE requirements typically require that, in connection with providing mortgage financing with respect to a pool of residences, the residences actually be owned by one or more SPEs, which become the borrower or borrowers under the mortgage financing arrangement. Although lender requirements with respect to such SPEs vary, a SPE may be required to maintain separate corporation records and books of account, not commingle its assets with those of the parent company, have a separate board of directors from the parent company (including at least one individual board member who is independent of the parent company), maintain arm's length relationships with the parent company, not guarantee or become obligated for the debts of any other entity, including the parent company, or hold its credit as being available to satisfy the obligations of others and not pledge its assets for the benefit of any other entity, including the parent company. Given the separate corporate existence of certain of these SPEs and the fact that the assets of each SPE are subject to the prior claims of the individual creditors of the SPE, neither the creditors nor stockholders of the Company (or of any other of its subsidiaries) have any right to the assets of these SPEs except indirectly by virtue of its (or the subsidiary's) equity interest in such SPEs.

Revenue Recognition

Resident service fee revenue, which is recorded when services are rendered, consists primarily of resident service fees that are reported at net realizable amounts.

We must make estimates of the uncollectibility of our accounts receivable related deferred rent and other revenue or income. We specifically analyze accounts receivable and historical bad debts when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net income, because a higher bad debt allowance would result in lower net income. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition , provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

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

Goodwill represents the costs of acquired net assets in excess of their fair market values. Amortization of goodwill is computed using the straight-line method over the expected periods to be benefited, generally 40 years. We periodically evaluate goodwill for impairment based upon expectations of undiscounted cash flows in relation to the net capital investment in the entity.

We apply Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of , to recognize and measure impairment of long-lived assets. We review each long-lived asset for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the real estate investment's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value.

Assets held for sale are carried at the lower of carrying amount or fair value, less costs to sell. Depreciation and amortization are suspended during the period held for sale. We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties. These assessments have a direct impact on our net income, because taking an impairment loss results in an immediate negative adjustment to net income.

The Company is seeking to negotiate restructurings of several of its principal secured debt and lease obligations and, upon completing these negotiations, will seek to restructure its principal unsecured debt obligations, comprised primarily of the outstanding convertible debentures. Furthermore, at December 31, 2001, the Company was in violation of certain debt covenants. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Residence Service Fees. Residence service fees for the year ended December 31, 2001 were $502.7 million representing an increase of $49.8 million, or 11.0%, from the $452.9 million for the comparable 2000 period. This increase resulted primarily from rate increases instituted during the past 12 months. Average rates were $2,879 and $2,571 as of December 31, 2001 and 2000, respectively. Company-wide occupancy was 81.5% and 84.9% as of December 31, 2001 and 2000, respectively.

Other Revenues. Other revenues for the year ended December 31, 2001 were $6.2 million, a decrease of $7.4 million over the $13.6 million of other revenue for the year ended December 31, 2000. The decrease is attributable to reduced development and franchise activity and a reduction in management fees on residences which were either managed for third parties or for entities in which we held a minority ownership position. Management fees include charges for transitional services to recruit and train staff, initial and recurring fees for use of our name and branding, initial and recurring fees for use of our methodologies, services for assisting with finance processing, and ongoing management services provided to operate the residence.

Residence Operating Expenses . Residence operating expenses for the year ended December 31, 2001 increased to $351.7 million from $313.5 million in the year ended December 31, 2000. Operating expenses as a percentage of resident service fees for the year ended December 31, 2001 and 2000 were 70.0% and 69.2%, respectively. This percentage increase resulted primarily from increases in labor and employee benefit related costs due to increased competition for personnel, an increase in insurance costs, and increases in utility costs.

Lease Expense . Lease expense for the year ended December 31, 2001 was $69.4 million, compared to $82.4 million in the comparable period in 2000. This decrease is the result of the termination of 20 residence leases and a change during the second quarter of 2001 in the accounting for two synthetic leases (includes the financing of $174.4 million on 26 residences representing 2,159 beds and the corporate office building) where the synthetic lessor no longer bears economic risk and, as a result, these previously unconsolidated synthetic lease SPEs are now consolidated.

Lease Income . We earned $21.3 million of lease income for year ended December 31, 2001, compared to $28.2 million for the comparable period in 2000, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures. This decrease in lease income occurred due to a reduction in the number of unconsolidated joint ventures from 84 to 47 as of December 31, 2000 and 2001, respectively. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences, and thereby offset our costs associated with obtaining and maintaining financing for such residences .

General and Administrative Expense . For the year ended December 31, 2001, general and administrative expenses were $42.4 million prior to $6.5 million of restructuring costs, compared to $45.3 million before $5.1 million of non-recurring expenses for the comparable 2000 period, representing a decrease of general and administrative expense as a percentage of operating revenue from 9.7% in 2000 to 8.3% in 2001. The $6.5 million of restructuring costs represents fees and other costs associated with the retention of restructuring professionals and associated activities. The $5.1 million of non-recurring expenses in 2000 consisted of $3.3 million related to employee severance costs and the termination of several internal software development and systems projects associated with our corporate downsizing and a $1.8 million bad debt expense related to a management fee note which was deemed to be uncollectible due to the acquisition of the related residences in the second quarter of 2000.

Loss on Disposal . During the year ended December 31, 2001, the Company's Board of Directors adopted a plan to dispose of 82 residences representing 130 beds. During the second quarter of 2001, the Company recognized a pre-tax loss of $163.5 million (net of $3.6 million gain on sale) to reflect the Disposition Assets at the lower of carrying value or estimated fair value less costs to sell and to write off the carrying value of assets associated with terminated residence leases. As of December 31, 2001, 59 residences and ten land parcels have either been sold or transferred to a new lessee. The Company recognized an additional pre-tax loss of $25.8 million upon sale or transfer of these assets. As of December 31, 2001, approximately $150.5 million is reserved for losses relating to future asset sales or lease terminations.

During the year ended December 31, 2000, the Company's Board of Directors adopted a plan to dispose of 67 residences with aggregate capacity of 2,377 residents and 33 parcels of land. In accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," we recorded a loss on disposal on 31 of the 67 residences where we estimated net sales proceeds using undiscounted cash flows, net of disposal costs, were less than the book value by $22.2 million net of subsequent gains.

Depreciation and Amortization . Depreciation and amortization for the year ended December 31, 2001 was $42.2 million, representing an increase of $6.0 million, or 16.6%, from the $36.2 million of depreciation and amortization for the comparable 2000 period. This increase is the result of a change during the second quarter in the accounting for two synthetic leases (relating to 26 residences and the corporate office building) where the synthetic lessor no longer bears economic risk and, as a result, these previously unconsolidated synthetic lease SPEs are now consolidated.

Non-recurring Charge . A non-recurring charge of $4.2 million was recorded in the fourth quarter of 2000 relating to severance of various general and administrative positions of $1.1 million, the termination of a management contract of $2.0 million and the discontinuance of our pharmacy joint venture of $1.1 million. No similar charge was recorded in 2001.

Interest Expense, Net . Interest expense, net of interest income, was $73.1 million for the year ended December 31, 2001, prior to $4.8 million of bank penalties compared to $61.2 million of interest expense prior to $1.4 million of bank amendment fees for 2000. Gross interest expense (before interest capitalization and interest income) for the 2001 period was $73.2 million prior to the bank penalties compared to $71.1 million for the 2000 period, an increase of $2.1 million. We capitalized $1.9 million of interest expense in the 2001 period compared to $4.0 million in the 2000 period. This decrease in capitalized interest is a result of our decision to reduce development and construction activity in 2001. Our average construction in progress balance was $16.3 million during the twelve months ended December 31, 2001, compared to $65.1 million in the 2000 period. Interest income for the 2001 period was $2.0 million as compared to $5.9 million for the 2000 period. This decrease was due primarily to lower restricted cash balances in place in 2001 related primarily to lease financing transactions.

Amortization of Financing Costs. Amortization of financing costs for the year ended December 31, 2001 was $9.8 million, representing an increase of $1.2 million from the $8.6 million of amortized financing costs for the comparable 2000 period. This increase resulted primarily from recognizing a full year of amortization associated with the PIK Debentures during 2001 versus four months of amortization in the prior year.

PIK Interest, Net . "Pay-In-Kind" (PIK) interest for the year ended December 31, 2001 includes $24.3 million of interest expense on the various PIK Debentures which were issued in May and August 2000. This is an increase of $11.8 million from the $12.5 million of PIK interest expense for the year ended December 31, 2000. This increase resulted primarily from recognizing a full year of interest expense in 2001 versus a partial year in 2000.

Equity in Losses of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the twelve months ended December 31, 2001, was $16.9 million, representing an increase of $2.1 million from $14.8 million of losses for the comparable 2000 period. Our joint venture partners have not made substantial capital contributions to a number of joint ventures for several quarters. Therefore, we have absorbed the losses of those unconsolidated joint ventures in excess of capital contributed by the joint venture partner. The increase in equity in losses of unconsolidated affiliates was also impacted by a slower lease-up of residences which are held in unconsolidated joint ventures.

Minority Interest in Profits/Losses of Consolidated Subsidiaries. Minority interest in profits of consolidated subsidiaries for the year ended December 31, 2001 was $426,000, representing a decrease of $838,000 from $1.3 million for the comparable period in 2000. The decrease was primarily attributable to the decrease in the number of residences that were owned by us in consolidated joint venture arrangements resulting from the joint venture settlements completed during 2001.

Extraordinary Item . During the year ended December 31, 2000, we recorded a gain on the early extinguishment of debt of $8.5 million (net of tax) relating to our retirement of $41.4 million of convertible debt related to the Equity Transaction. EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," requires recognition of a gain or loss by the debtor for early extinguishment of debt.

Income Taxes. For the period ended December 31, 2001, we recorded a current state and local income tax provision of $120,000. The income tax expense for the period ended December 31, 2001 reflects the treatment of PIK interest as non-deductible interest. We do not currently anticipate that the interest expense which we will incur in the future related to the PIK debentures will be deductible for income tax purposes.

As of December 31, 2001, we do not have a deferred tax asset. In accordance with Statement of Financial Accounting Standards No. 109, we are required to continuously evaluate the recoverability of deferred tax assets based on the criteria that it is "more likely than not" that the deferred taxes will be recoverable through future taxable income. This evaluation is made based on our internal projections which are routinely updated to reflect more recent operating trends. Based on our current financial projections, we are uncertain that we will recover these net deferred tax assets through future taxable income. In addition, the utilization of the $299.3 million Net Operating Loss "NOL" carryforward could be subject to limitations based on the change of control provisions in the Internal Revenue Code. Accordingly, we have established a valuation allowance against the entire net deferred tax assets.

Year Ended December 31, 2000 Compared To the Year Ended December 31, 1999

Residence Service Fees. Residence service fees for year ended December 31, 2000 were $452.9 million representing an increase of $103.1 million, or 29.5%, from the $349.8 million for the comparable 1999 period. Substantially all of this increase resulted from occupancy growth at certain of our recently opened residences and the addition of newly constructed residences and from residences we acquired. We operated or managed 474 and 450 residences at December 31, 2000 and 1999, respectively.

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

Residence Operating Expenses . Residence operating expenses for the year ended December 31, 2000 increased to $313.5 million from $224.2 million in the year ended December 31, 1999 due to the increased number of residences operated during the 2000 period. Operating expenses as a percentage of resident service fees for the year ended December 31, 2000 and 1999 were 69.2% and 64.1%, respectively. This percentage increase resulted primarily from increases in labor and employee benefit related costs due to increased competition for personnel and increases in liability insurance costs that resulted from the most recent liability insurance policy renewal on July 1, 2000. The increase in marginal expenses was also impacted by a slower lease-up of residences in some areas of the country.

Lease Expense . Lease expense for the year ended December 31, 2000 was $82.4 million, compared to $69.4 million in the comparable period in 1999. This increase was primarily attributable to the incurrence of a full year of lease expense in 2000 related to leases entered into in 1999.

Lease Income . We earned $28.2 million of lease income for year ended December 31, 2000, compared to $25.5 million for the comparable period in 1999, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences, and thereby offset our costs associated with obtaining and maintaining financing for such residences .

General and Administrative Expense . For the year ended December 31, 2000, general and administrative expenses were $45.3 million prior to $5.1 million of non-recurring expenses, compared to $42.6 million before a $2.3 million write-off for failed acquisitions, corporate downsizing, and corporate office relocation costs for the comparable 1999 period, representing a decrease to 9.7% of operating revenue in 2000 from 11.3% in 1999. The $5.1 million of non-recurring expenses consist of $3.3 million related to employee severance costs and the termination of several internal software development and systems projects associated with our corporate downsizing and a $1.8 million bad debt expense related to a management fee note which was deemed to be uncollectible due to the acquisition of the related residences in the second quarter.

Loss on Disposal . During the year ended December 31, 2000, the Company's Board of Directors adopted a plan to dispose of 67 residences with aggregate capacity of 2,377 residents and 33 parcels of land. In accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," we recorded a loss on disposal on 31 of the 67 residences where we estimated net sales proceeds using undiscounted cash flows, net of disposal costs, are less than the book value by $22.2 million net of subsequent gains.

Depreciation and Amortization . Depreciation and amortization for the year ended December 31, 2000 was $36.2 million, representing an increase of $15.0 million, or 70.9%, from the $21.2 million of depreciation and amortization for the comparable 1999 period. This increase resulted primarily from depreciation of fixed assets on the larger number of new residences that were owned by us during the year ended December 31, 2000, versus the comparable period in 1999. In addition, we acquired 19 residences with a capacity for 944 residents in December 1999 and January 2000 which were previously leased by us from a healthcare REIT and have therefore incurred depreciation on these assets.

Non-recurring Charge . A non-recurring charge of $4.2 million was recorded in the fourth quarter of 2000 relating to severance of various general and administrative positions of $1.1 million, the termination of a management contract of $2.0 million and the discontinuance of our pharmacy joint venture of $1.1 million, representing a decrease of $43.1 million, compared to a non-recurring charge of $47.3 million in 1999 to exit development activities.

Interest Expense, Net . Interest expense, net of interest income, was $61.2 million for the year ended December 31, 2000, prior to $1.4 million of bank amendment fees compared to $32.3 million of net interest expense for 1999. Gross interest expense (before interest capitalization and interest income) for the 2000 period was $71.1 million prior to the amendment fees paid compared to $47.6 million for the 1999 period, an increase of $23.4 million. This increase is primarily attributable to an increase in the amount of mortgage financing used in 2000 as compared to 1999. The 2000 period also includes fees paid related to amending bank agreements. We capitalized $4.0 million of interest expense in the 2000 period compared to $10.3 million in the 1999 period. This decrease in capitalized interest is a result of our decision to reduce development and construction activity in 2000. Our average construction in progress balance was $65.1 million during the twelve months ended December 31, 2000, compared to $117.8 million in the 1999 period. Interest income for the 2000 period was $5.9 million as compared to $5.1 million for the 1999 period. This increase was due to interest on additional restricted cash balances in place in 2000 related primarily to lease financing transactions.

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

PIK Interest, Net . PIK interest for the year ended December 31, 2000 includes $12.5 million of interest expense on the various PIK Debentures which were issued in May and August 2000. We had no similar PIK interest expense for the 1999 period.

Equity in Losses of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the twelve months ended December 31, 2000, was $14.8 million, representing an increase of $13.4 million from $1.4 million of losses for the comparable 1999 period. In the fourth quarter of 1999, we began reducing our reliance on joint venture arrangements. As such, our joint venture partners have not made substantial capital contributions to a number of joint ventures for several quarters. Therefore, we have absorbed the losses of those unconsolidated joint ventures in excess of capital contributed by the joint venture partner. The increase in equity in losses of unconsolidated affiliates was also impacted by a slower lease-up of residences that are held in unconsolidated joint ventures.

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

Extraordinary Item . During the year ended December 31, 2000, we recorded a gain on the early extinguishment of debt of $8.5 million (net of tax) relating to our retirement of $41.4 million of convertible debt related to the Equity Transaction. EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," requires recognition of a gain or loss by the debtor for early extinguishment of debt.

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

As of December 31, 2000, our deferred tax asset was reduced to zero. In accordance with Statement of Financial Accounting Standards No. 109, we are required to continuously evaluate the recoverability of deferred tax assets based on the criteria that it is "more likely than not" that the deferred taxes will be recoverable through future taxable income. This evaluation is made based on our internal projections that are routinely updated to reflect more recent operating trends. Based on our current financial projections, we are uncertain that we will recover these net deferred tax assets through future taxable income. In addition, the utilization of the $131.3 million Net Operating Loss "NOL" carryforward could be subject to limitations based on the change of control provisions in the Internal Revenue Code. Accordingly, we have established a valuation allowance against the entire net deferred tax assets.

Liquidity and Capital Resources

At December 31, 2001, we had $20.0 million in unrestricted cash and cash equivalents and a $1.1 billion working capital deficit compared to unrestricted cash and cash equivalents of $23.7 million and $129.2 million of working capital at December 31, 2000.

For the year ended December 31, 2001, the operating cash flow was $9.7 million compared to a cash flow deficit of $28.6 million for the year ended December 31, 2000.

During 2000 we obtained approximately $127.4 million of new conventional debt financing. Approximately $30.0 million of this financing was used to repay bridge financing and $30.0 million was used to repurchase 19 residences from a REIT lessor. The remaining conventional financing was used to fund construction of our remaining unopened residences.

During 2001 we completed seven sale/leaseback transactions with one of our major REITs for an aggregate purchase price of $26.5 million. The proceeds of these refinancings were used principally to retire mortgage and accrued interest obligations. We also negotiated extensions of loan maturities of between one to four years with respect to approximately $72.3 million of our secured debt during 2001.

On May 30, 2000, we completed the first closing of the Equity Transaction pursuant to which we issued $173.0 million of convertible debentures and convertible preferred shares to investors. The securities issued include: (i) $168.0 million of Series A, Series B and Series C PIK Debentures with an original conversion price of $4.00 per share ($400 per share of Series B stock for the Series B PIK Debentures), and a 9.75% semi-annual PIK coupon and a seven year maturity; and (ii) $5.0 million of Series A Stock with an original conversion price of $4.00 per share and a 9.75% semi-annual cumulative PIK dividend and a mandatory redemption in seven years. The Series A and Series C PIK Debentures and Series A Stock are convertible at any time at the respective holder's option into shares of Common Stock of the Company. The Series B PIK Debentures are convertible at any time at the respective holder's option into non-voting Series B preferred shares having rights (other than voting rights) substantially similar to the Company's Common Stock. The effective conversion price for these securities has been reduced from $4.00 to $2.68 per share as of December 31, 2001, pursuant to the anti-dilution provisions of these securities. See "Certain Relationships and Related Transactions." The Company may call the debentures and the Series A Stock at any time after May 30, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. On August 10, 2000, we issued an additional $29.9 million of Series B PIK Debentures resulting in an aggregate transaction amount of $203.0 million. With the payment of the PIK coupons and accrued but undeclared dividends through December 31, 2001, we now have $229.5 million of convertible PIK Debentures and $5.5 million of Series A Stock outstanding (includes $591,000 of accrued but undeclared PIK dividends).

We used the proceeds from this transaction, net of $15.2 million of transaction costs, to: (i) repay $48.3 million of bridge loans previously funded by an affiliated group who participated as investors in the Equity Transaction, (ii) retire outstanding convertible debt with a book basis of $41.4 million in exchange for $26.9 million in new Series C PIK Debentures, (iii) acquire equity interests in 14 residences (618 resident capacity) previously managed by the Company for $21.0 million, (iv) acquire a 60% ownership interest in the operations of 26 residences (2,159 resident capacity) for $14.7 million, (v) repay $5.0 million of short-term borrowings under a bank line-of-credit, and (vi) provide funds for working capital and other corporate purposes, including funding construction of our remaining unopened residences.

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

As an inducement to make the Bridge Loan, we issued the bridge lenders stock purchase warrants to purchase an aggregate of 60,000 shares of a newly designated Series B-1 class of our preferred stock having rights and terms substantially similar to our Series B preferred stock issuable upon conversion of our Series B PIK Debentures. Like our Series B preferred stock, each share of the new preferred stock has rights, other than voting rights, substantially similar to 100 shares of Common Stock of the Company. Accordingly, 60,000 shares of the new preferred stock represent six million Common Stock equivalent shares. The five-year warrants are exercisable at a price of $75 per share for 20,000 shares of the new preferred stock, $100 per share for 20,000 shares of the new preferred stock and $125 per share for 20,000 shares of the new preferred stock.

The $7.5 million Bridge Loan had an initial six-month term, is secured by first mortgages on several residences, and bears interest at an escalating interest rate, commencing at 10% per annum. At our election, the Bridge Loan was extended by an additional six months whereupon the Bridge Loan became convertible into convertible subordinated debentures of the Company having rights and terms substantially similar to our Series B PIK Debentures, but having a conversion price equal to $75 per share of Series B-1 preferred stock (a Common Stock equivalent price of $0.75 per share). The bridge lenders also are entitled to participate in any transaction involving the issuance by the Company of equity or equity-linked securities during the term of the Bridge Loan.

As a result of the Bridge Loan becoming convertible into convertible subordinated debentures and our issuance of a stock purchase warrant in connection with the Bridge Loan, the effective conversion price for the PIK Debentures and the Series A Stock has decreased from $4.00 to $2.68 per share of Common Stock for the Series A and Series C PIK Debentures and the Series A Stock and from $400 to $268 per share of Series B stock for the Series B PIK Debentures (the actual conversion price for the Series A and C PIK Debentures and the Series A Stock remains at $4.00 per share and for the Series B PIK Debentures remains at $400 per share; however, upon conversion of these convertible securities the holder thereof will also receive shares of Series B-1 preferred stock, in addition to Common Stock or Series B preferred stock, as applicable, in such amounts as to provide such holder an equity interest in the Company as though the conversion price for the Series A and C PIK Debentures and Series A Stock on the one hand, and the Series B PIK Debentures on the other hand, were decreased to $2.68 and $268 per share, respectively).

Historically, we financed our operations and growth through a combination of various forms of real estate financing (mortgage, synthetic lease and sale/leaseback financing), capital contributions from joint venture partners and the sale of our securities (Common Stock, preferred stock and Subordinated Debentures) and, to a lesser extent, cash from operations. At December 31, 2001, we had $1.2 billion of outstanding debt principally consisting of $416.8 million of subordinated Debentures having a weighted average interest rate of 8.02%, $109.2 million of fixed rate debt having a weighted average interest rate of 7.46%, capitalized and financing lease obligations of $208.6 million having a weighted average interest rate of 10.14%, $451.5 million of variable rate debt having a weighted average interest rate of 6.44%, and $14.4 million and $10.8 million of notes payable and short-term borrowings, respectively. Through December 31, 2001, we have also entered into approximately $611.3 million of sale/leaseback financings.

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

We elected not to fund $10.4 million of debt service and lease payment obligations due in 2001 without the consent of the applicable lender or lessor. Through additional payments, prepayments associated with asset sales and application of escrowed amounts, as of December 31, 2001, we had $6.6 million of delinquent outstanding scheduled debt service to lenders or lessors who hold mortgages on, or from whom we lease 82 residences in the aggregate (3,316 resident capacity). We have received a written notice of acceleration from lenders with respect to indebtedness aggregating $210.2 million. In addition, indebtedness of approximately $58.4 million has fully matured during 2001 and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 resident capacity) and other lenders have elected to apply deposits and reserve funds of ours held by such lenders against the past due payments. Five lenders have activated or are in the process of activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders, either pursuant to arrangements set forth in the applicable loan documents or as negotiated with the Company. One of our lenders has commenced litigation in state court in Milwaukee, Wisconsin, seeking the appointment of a receiver for the 20 residences that serve as collateral for the $51.7 million of remaining mortgage financing provided by this lender. As a result of a negotiated forbearance agreement, the receivership action has been stayed by this lender as restructuring discussions are underway. We are also in litigation with a former lessor with respect to their damage claim associated with the early termination of their 11 residence lease portfolio.

Our operations will require significant additional capital resources in the future in order to fund: (i) the professional fees and other related costs associated with our Restructuring Plan; (ii) our ongoing debt service and lease obligations, including maturities of our long-term debt and refinancing of short term debt; and (iii) our obligation to finance the operations of our remaining joint ventures. Additionally, growth in residence operating cash flow has been slower than projected as a result of (i) increased operating costs, including labor, utilities and liability insurance and, (ii) to a lesser extent, slower fill rates in our pre-stabilized residences and reduction in occupancy levels in certain of our stabilized residences. As a result of ongoing operating losses and these upcoming capital needs, we expect that our projected cash needs during 2002 will exceed our projected identified cash resources. To satisfy these cash shortfalls and to preserve the integrity of our operations, we are pursuing a Restructuring Plan which seeks, among other things, to dispose of a significant number of our residences which operate with cash shortfalls and to defer some of our debt service obligations until those disposition and negotiated restructurings of our principal debt and lease obligations can occur. See "Business - Restructuring Activities".

Management is actively seeking to restructure secured loan facilities that, in management's view, would generate significant deficiency claims (i.e., claims in excess of the value of the applicable mortgage portfolio) in the event the applicable lenders sought to call the loan and foreclose on their collateral. Management believes that four credit facilities representing $314.4 million in aggregate financing (secured by mortgages on 73 residences with a capacity of 4,261 beds) appear to represent significant potential deficiency claims in the range of $110 million to $180 million. In these negotiations, we are seeking to obtain a release of these potential deficiency claims against the Company in exchange for our agreement to cooperate with the applicable lenders to facilitate an orderly transition of ownership (and, in certain cases, management) of the mortgaged residences to the lenders or their designees (through deed-in-lieu of foreclosure transactions or so-called friendly foreclosures). In transitioning ownership of the mortgaged residences to the lenders, we are offering to provide interim or long-term management services to the lenders with respect to the mortgaged residences. As of March 2002, we have executed one definitive agreement of this type with one lender group with regard to a credit facility representing $50.5 million of financing secured by 14 residences with an aggregate capacity of 618 beds, and are in active negotiations with the lenders of the other three "impaired" credit facilities. See Note 18 to the Consolidated Financial Statements.

In addition to these impaired credit facilities, we are also seeking to negotiate amendments and modifications with the applicable lenders with respect to our other principal secured credit facilities in order to, depending on the specific case, reset covenants, obtain consent to sell certain mortgaged residences, secure waivers of prior defaults and, in certain cases, to extend scheduled maturities. These credit facilities represent $434.9 million of financing secured by an aggregate of 146 residences with a capacity of 6,483 beds. Discussions with certain (but not all) of these lenders have commenced, but none have yet resulted in definitive binding restructuring agreements.

We currently have five multi-residence portfolios leased from various REITs. These portfolios include an aggregate of 204 residences with a capacity of 8,928 beds. During 2001 we completed the restructuring of two of our leased portfolios (aggregate of 53 residences with 2,064 beds). These restructurings included the amendment of certain lease covenants and terms and, in one lease facility, the conversion of 42 individual leases into a single master lease. The cash rent due under one lease facility was modified through the application of various deposits held by the landlord to satisfy a portion of the cash rent obligation in the early years of the restructured master lease.

Restructuring negotiations are currently underway with the other three REIT lessors. In these restructuring negotiations, we are seeking to extend lease terms, revise covenants as necessary, secure approval for asset sales, and obtain additional funding for capital expenditures. In consideration for these modifications, the applicable REIT lessors are generally requesting that we convert individual leases into multi-residence master leases.

As of December 31, 2001, we have the following series of redeemable preferred stock and Subordinated Debentures outstanding:

$5.5 million aggregate principal amount of 9.75% Series A cumulative convertible preferred shares due May 30, 2007. The holders of these convertible preferred shares are entitled to cumulative pay-in-kind (PIK) dividends at the rate of 9.75% per annum, payable semi-annually in the form of additional shares of Series A Stock on January 1 and July 1 of each year commencing on January 1, 2001. The Company did not declare the July 1, 2001 and January 1, 2002, dividend on the Series A Stock due to the Company's financial condition at these dates. The holders of the convertible preferred shares may convert at any time into shares of Common Stock of the Company. The effective conversion price is $2.68 per share (as of December 31, 2001). The Series A Stock is redeemable at our option commencing on May 30, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. As of December 31, 2001, the $5.5 million aggregate principal balance includes $591,000 of undeclared and unpaid PIK dividends relating to the dividend payment dates of July 1, 2001 and January 1, 2002.

$42.5 million aggregate principal amount of 9.75% Series A PIK Debentures due May 30, 2007 (the "Series A Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series B PIK Debentures on January 1 and July 1 of each year commencing on January 1, 2001. The effective conversion price is $2.68 per share (as of December 31, 2001). The Series A Debentures are redeemable at our option commencing on May 30, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series A Debentures may convert at any time into shares of Common Stock of the Company.

$137.2 million aggregate principal amount of 9.75% Series B PIK Debentures due May 30, 2007 (the "Series B Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series B PIK Debentures on January 1 and July 1 of each year, commencing with January 1, 2001. The effective conversion price is $268 per share (as of December 31, 2001). The Series B Debentures are redeemable at our option commencing on May 30, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series B Debentures may convert at any time into non-voting Series B preferred shares, each share of which has rights (other than voting rights) substantially similar to 100 shares of Common Stock of the Company.

$49.8 million aggregate principal amount of 9.75% Series C PIK Debentures due May 30, 2007 (the "Series C Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series C Debentures on January 1 and July 1 of each year, commencing with January 1, 2001. The effective conversion price is $2.68 per share (as of December 31, 2001). The Series C Debentures are redeemable at our option commencing on May 30, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series C Debentures may convert at any time into shares of Common Stock of the Company.

$112.0 million aggregate principal amount of 5.25% convertible subordinated debentures due December 15, 2002. These convertible debentures bear interest at 5.25% per annum payable semi-annually on June 15 and December 15 of each year. The conversion price is $28.75, which is equivalent to a conversion ratio of 34.8 shares of Common Stock per $1,000 in principal amount of the 5.25% Debentures. The 5.25% Debentures are redeemable at our option at specified premiums. The holders of the 5.25% Debentures may require us to repurchase the 5.25% Debentures at 101% of face value upon a change of control, as defined in the 5.25% Debentures.

$40.4 million aggregate principal amount of 7.00% convertible subordinated debentures due June 1, 2004. These convertible debentures bear interest at 7.00% per annum payable semi-annually on June 1 and December 1 of each year. The conversion price is $20.25, which is equivalent to a conversion ratio of 49.4 shares of Common Stock per $1,000 in principal amount of the 7% Debentures. The 7% Debentures are redeemable at our option at specified premiums.

$34.9 million aggregate principal amount 6.75% convertible subordinated debentures due June 30, 2006. These convertible debentures bear interest at 6.75% per annum payable semi-annually on June 30 and December 30 of each year. The conversion price is $20.38, which is equivalent to a conversion ratio of 49.3 shares of Common Stock per $1,000 principal amount of the 6.75% Debentures. The 6.75% Debentures are redeemable at our option at specified premiums.

The outstanding Original Debentures, comprised of the 5.25% Debentures, 7.00% Debentures and 6.75% Debentures, are subordinated to all other "senior indebtedness" of the Company (as defined in the applicable indenture governing such debentures), and the PIK Debentures are subordinated to all "senior indebtedness" of the Company (as defined in the applicable indentures governing such debentures), other than the Original Debentures. Although defined somewhat differently in the several indentures governing the Original Debentures and the PIK Debentures (collectively, the "Subordinated Debentures"), "senior indebtedness" is defined to generally include indebtedness for borrowed money and other similar obligations of Alterra (other than the other series of Original Debentures).

As a result of several notices of default received by the Company with respect to secured indebtedness that by its terms may be accelerated by the applicable lenders, neither we nor the applicable indenture trustees for the Subordinated Debentures are permitted by the subordination provisions of the indentures governing the respective Subordinated Debentures to make any payment or distribution on account of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures). As a result, we did not make cash interest payments on the Original Debentures in June 2001 and January 2002 of $5.5 million and $5.8 million, respectively. In the event that the Company is dissolved, liquidated or reorganized, all amounts due in payment of the Company's "senior indebtedness" must be paid or provided for before any payment may be made on account of the Subordinated Debentures. Accordingly, unless and until we are able to restructure our "senior indebtedness" obligations (including, without limitation, our several secured credit facilities) and resolve all pending defaults related to this indebtedness, we will not be permitted to make any interest or other payments to the holders of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures) or to restructure the Subordinated Debentures.

As of December 31, 2001, our current portion of long-term debt and short-term notes payable totaled $1.1 billion. These current maturities include $700.9 million of debt and lease obligations, $416.8 million of PIK Debentures and other Subordinated Debentures that are in default or pursuant to cross-default provisions may be declared in default and may be accelerated at the lender's election, and $25.2 million of short-term notes payable and borrowings. In 2002 our scheduled debt maturities include $150.8 million of secured debt and our 5.25% Debentures, which have an outstanding balance of $112.0 million at December 31, 2001 and mature in December 2002.

We are obligated under our existing joint venture arrangements to purchase the equity interests of our joint venture partners at fair market value upon the election of our partners (the "Put"). We may also exercise options to purchase these same joint venture interests either at uncapped fair market value in the case of certain joint venture arrangements (the "FMV Call") or at an agreed upon return on investment in the case of other arrangements (the "Formula Call"). For joint ventures with the FMV Call, we estimate that the amount required as of December 31, 2001 to acquire these joint venture interests would have been approximately $1.0 million. With respect to joint ventures that include Formula Calls, we estimate that the call price as of December 31, 2001 would have totaled approximately $49.0 million. However, we believe that the fair market value of these residences, in the aggregate, should the Put be exercised, is substantially less.

During 2001 we negotiated a series of arrangements that resulted in the discontinuation of joint venture arrangements with respect to 42 residences. Specifically, in October 2001 we negotiated the buyout by the Company of joint venture partner interests in 15 residences in connection with a modification and settlement agreement with one investor group. Pursuant to this agreement, we issued $700,000 of promissory notes and modified certain terms of the joint venture arrangement relating to the remaining ten joint venture residences. In December 2001 we also terminated our joint venture with Pioneer Development Company by exchanging ownership interests in 12 joint venture entities jointly owned with this group, resulting in the Company and Pioneer each acquiring sole ownership in six of these residences. Also in December 2001, we terminated our joint venture with Manor Care, Inc. relating to 13 residences in connection with consummating a global settlement of various pending litigations and arbitration proceedings between the Company and Manor Care and its affiliates. Pursuant to this settlement, the Company was released under its debt guaranty of a $57.7 million revolving line of credit established for this joint venture. The Company issued $12 million of notes in connection with this settlement and release transaction.

To address our long-term liquidity and capital needs, including our upcoming debt maturities, we intend to (i) continue our negotiations with our lenders, lessors, joint venture partners, and to seek to implement the Restructuring Plan (ii) continue to implement operating initiatives focused on overall rate and occupancy improvement and overhead reductions, (iii) dispose of under-performing and non-strategic residences in order to reduce associated financing costs, operating expenses and to generate cash, and (iv) seek to identify additional equity or equity-linked capital to be funded contingent upon the substantial completion of our restructuring. As our Restructuring Plan is largely dependent upon our ability to implement negotiated consensual restructuring arrangements with our various capital structure constituencies, no assurances may be given as to whether we will be able to restructure the Company or to restore value to various of our capital structure constituencies.

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

We performed a sensitivity analysis that presents the hypothetical change in fair value of those financial instruments held by us at December 31, 2001 which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair value of the debt included in the analysis is $451.5 million. Although not expected, a one-percentage point change in the interest rates would have caused our annual interest expense to change by approximately $4.5 million. Accordingly, a significant increase in London Inter Bank Offered Rate ("LIBOR") could have a material adverse effect on our earnings.

Although a majority of the debt and lease payment obligations we have as of or during the twelve months ended December 31, 2001 are not subject to floating interest rates, indebtedness that we may incur in the future may bear interest at a floating rate.

We do not presently use financial derivative instruments to manage our interest costs. We do not use foreign currency exchange rate forward contracts or commodity contracts and do not have foreign currency exposure as of December 31, 2001.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Alterra Healthcare Corporation and Subsidiaries:

Independent Auditors' Report	31

Consolidated Balance Sheets as of December 31, 2001 and 2000	32

Consolidated Statements of Operations for Years Ended December 31, 2001, 2000 and 1999	33

Consolidated Statements of Changes in Stockholders' Equity for Years Ended December 31,
2001, 2000 and 1999	34

Consolidated Statements of Cash Flows for Years Ended December 31, 2001, 2000 and 1999	35

Notes to Consolidated Financial Statements	36-52

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Alterra Healthcare Corporation

We have audited the accompanying consolidated balance sheets of Alterra Healthcare Corporation and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on the results of our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and was in violation of certain debt covenants and cross covenants as of December 31, 2001. As a result of the covenant violations and cross covenant violations, the Company is in default on the related debt. Additionally, the Company did not make certain scheduled loan principal and lease payments beginning in March of 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

KPMG LLP

Chicago, Illinois
March 29, 2002

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
(In thousands except share data)

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$19,996	$23,688
Accounts receivable, net	10,539	11,782
Notes receivable, net	500	4,963
Assets held for sale	88,166	154,775
Other current assets	31,346	56,832
Total current assets	150,547	252,040
Property and equipment, net	727,416	786,439
Restricted cash and investments	3,312	21,507
Goodwill, net	104,915	115,717
Other assets	52,010	52,062
Total assets	$1,038,200	$1,227,765

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current installments of long-term obligations, including convertible debt	$977,651	$214,890
Current debt maturities on assets held for sale	140,054	98,828
Short-term notes payable	10,753	9,986
Accounts payable - trade	4,450	10,805
Accounts payable - construction	--	1,049
Accrued expenses	62,336	42,778
Deferred rent and refundable deposits	16,048	2,930
Total current liabilities	1,211,292	381,266
Long-term obligations, less current installments	82,752	403,036
Convertible debt	--	395,914
Deferred gain on sale and other	5,593	5,286
Minority interest	--	4,506
Redeemable preferred stock	5,489	4,898
Stockholders' equity (deficit):
Preferred stock, 2,500,000 shares authorized; 1,550,000 and 1,250,000 of which have been designated at December 31, 2001 and 2000, respectively, none of which are outstanding	--	--
Common stock, $.01 par value; 100,000,000 shares authorized; of which 22,111,671 and 22,219,168 were issued and outstanding, respectively, on December 31, 2001, and 22,111,671 and 22,109,810 were issued and outstanding, respectively, on December 31, 2000	221	221
Treasury stock, $.01 par value; 11,639 shares in 2001 and 2000	(163)	(163)
Additional paid-in capital	179,526	179,384
Accumulated deficit	(446,510)	(146,583)
Total stockholders' equity (deficit)	(266,926)	32,859
Total liabilities and stockholders' equity (deficit)	$1,038,200	$1,227,765

See accompanying notes to consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2001, 2000 and 1999
(In thousands, except per share data)

	2001	2000	1999
Revenue:
Resident service fees	$502,670	$452,880	$349,770
Other	6,152	13,615	26,411
Operating revenue	508,822	466,495	376,181

Operating expenses (income):
Residence operations	351,707	313,514	224,213
Lease expense	69,445	82,352	69,375
Lease income	(21,336)	(28,222)	(25,507)
General and administrative	48,881	50,360	44,898
Loss on disposal	189,287	22,515	--
Depreciation and amortization	42,198	36,210	21,178
Non-recurring charge	--	4,232	47,280
Total operating expenses	680,182	480,961	381,437
Operating loss	(171,360)	(14,466)	(5,256)

Other (expense) income:
Interest expense, net	(77,882)	(62,628)	(32,259)
Amortization of financing costs	(9,786)	(8,595)	(3,679)
Convertible debt paid in kind ("PIK") interest	(24,303)	(12,483)	--
Equity in losses of unconsolidated affiliates	(16,902)	(14,762)	(1,462)
Minority interest in profits of consolidated subsidiaries	426	1,264	4,018
Total other expense, net	(128,447)	(97,204)	(33,382)

Loss before income taxes, extraordinary gain and the cumulative effect of a change in accounting principle	(299,807)	(111,670)	(38,638)

Income tax (expense) benefit	(120)	(14,672)	14,669

Loss before extraordinary gain and cumulative effect of a change in accounting principle	$(299,927)	$(126,342)	$(23,969)

Extraordinary gain on early extinguishment of debt (net of $5,232 tax expense)	--	8,536	--

Cumulative effect of change in accounting principle (net of $2,509 tax benefit)	--	--	(3,837)

Net loss	$(299,927)	$(117,806)	$(27,806)

Basic loss per common share:
Loss before extraordinary item , and a change in accounting principle	$(13.52)	$(5.71)	$(1.09)
Extraordinary item	--	0.39	--
Change in accounting principle	--	--	(0.17)
Basic loss per common share	$(13.52)	$(5.33)	$(1.26)

Diluted loss per common share:
Loss before extraordinary item , and a change in accounting principle	$(13.52)	$(5.71)	$(1.09)
Extraordinary item	--	0.39	--
Change in accounting principle	--	--	(0.17)
Diluted loss per common share	$(13.52)	$(5.33)	$(1.26)
Weighted average common shares outstanding:
Basic	22,192	22,108	22,088
Diluted	22,192	22,108	22,088
See accompanying notes to consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2001, 2000 and 1999
(In thousands)

	Common Stock, Treasury Stock And Additional Paid-In Capital
	Shares Outstanding	Amounts	Accumulated Deficit	Total

Balances at December 31, 1998	22,019	$178,083	$(971)	$177,112

Shares issued - options exercised	81	1,337	--	1,337
Net loss	--	--	(27,806)	(27,806)
Balances at December 31, 1999	22,100	$179,420	$(28,777)	$150,643

Shares issued - options exercised	10	22	--	22
Net loss	--	--	(117,806)	(117,806)
Balances at December 31, 2000	22,110	$179,442	$(146,583)	$32,859

Shares issued - restricted stock grant	109	142	--	142
Net loss	--	--	(299,927)	(299,927)
Balances at December 31, 2001	22,219	$179,584	$(446,510)	$(266,926)

See accompanying notes to consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2001, 2000 and 1999
(In thousands)

2001	2000	1999
Cash flows from operating activities:
Net loss	$(299,927)	$(117,806)	$(27,806)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	42,198	36,210	21,178
PIK interest	24,303	12,483	--
Amortization of deferred financing costs	9,786	8,595	3,679
Extraordinary gain on extinguishment of debt	--	(13,768)	--
Loss on disposal	189,287	22,515	--
Deferred income taxes	120	19,904	(16,732)
Equity in net loss from investments in unconsolidated affiliates	16,902	14,762	1,442
Minority interest in losses of consolidated subsidiaries	(426)	(1,264)	(4,018)
(Decrease) increase in net resident receivable	350	(4,633)	(3,106)
Decrease in pre-opening costs	--	--	7,856
Decrease (increase) in income tax receivable	42	5,438	(5,557)
Decrease (increase) in other current assets	7,176	(12,912)	(7,569)
(Decrease) increase in accounts payable	(12,723)	(231)	1,082
Increase in accrued expenses and deferred rent	4,161	8,653	10,011
Increase in past due interest and late fees	17,900	--	--
(Decrease) increase in accrued development reserve costs	(1,147)	(11,555)	13,348
Changes in other assets and liabilities, net	11,683	5,018	11,550
Net cash (used in) provided by operating activities	9,685	(28,591)	5,358

Cash flows (used in) from investing activities:
Payments for property, equipment and project development costs	(23,932)	(86,092)	(181,794)
Net proceeds from sale of property and equipment	73,926	2,217	18,263
Decrease (increase) in notes receivable, net of reserve	4,463	(9,349)	(21,544)
Acquisitions of facilities, net of cash	--	(20,896)	(21,806)
Changes in investments in and advances to unconsolidated affiliates	100	(4,126)	--
Purchase of limited partnership interests	(782)	(35,742)	(64,355)
Increase in long-term investments	--	--	(23,821)
Net cash provided by (used in) investing activities	53,863	(153,988)	(295,057)

Cash flows from financing activities:
Proceeds (repayments) of short-term borrowings	767	(19,228)	(1,130)
Repayments of long-term obligations	(99,050)	(106,980)	(78,258)
Proceeds from issuance of debt	5,491	127,432	273,049
Proceeds from issuance of convertible debt	--	197,926	--
Payments for financing costs	(1,068)	(18,427)	(8,550)
Proceeds from sale/leaseback transactions	26,458	--	78,387
Issuance of preferred stock, common stock and other capital contributions	142	4,568	797
Contributions by minority partners and minority stockholders	20	2,248	3,511
Net cash provided by financing activities	(67,240)	187,539	267,806

Net (decrease) increase in cash and cash equivalents	(3,692)	4,960	(21,893)

Cash and cash equivalents:
Beginning of year	23,688	18,728	40,621
End of year	$19,996	$23,688	$18,728

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$89,887	$79,898	$46,523
Cash (refunded) paid during year for income taxes	$(50)	$(4,596)	$1,424
Debt assumed	$--	$48,887	$--

Non cash items:
Synthetic lease assets consolidated	$112,236	$--	$--
Synthetic lease debt consolidation	$119,726	$--	$--
Notes issued in exchange for joint venture interests	$14,565	1	$--	$--

See accompanying notes to consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2000 and 1999

1.         Nature of Business and Summary of Significant Accounting Policies

  Business

  Alterra Healthcare Corporation (the "Company") develops, owns, and operates assisted living residences. As of December 31, 2001, the Company operated and managed 430 residences located throughout the United States with approximate capacity to accommodate 20,200 residents.

  Going Concern

  Throughout 2000 and 2001, the Company sought to implement several strategic initiatives designed to strengthen its balance sheet and to enable management to focus on stabilizing and enhancing its core business operations. The principal components of these strategic initiatives included (i) discontinuing its development activity; (ii) a reduction in utilization of and reliance upon the use of joint venture arrangements; (iii) de-leveraging the balance sheet; and (iv) focusing activities on improving the Company's cash flow. To implement these strategic initiatives and to address its short and long-term liquidity and capital needs, we completed an equity-linked investment in the Company of $203 million during the second and third quarters of 2000 (the "Equity Transaction").

  In the second half of 2000, however, two issues emerged that have had a materially adverse impact on the Company's liquidity. First, costs associated with operating the residences, labor and liability insurance costs in particular, increased in the second half of 2000. Second, due both to a generally unfavorable financing market for assisted living residences and the declining credit fundamentals at both the residence and corporate level, the Company was unable to complete its anticipated financing transactions in 2001. These financing transactions were originally projected to yield cash proceeds that would have been used to fund a portion of the overall cash requirements. Virtually all of the net cash proceeds of the Equity Transaction were used to fund operating cash flow deficits and to complete construction of its remaining unopened residences.

  By February 2001, the Company's overall cash position had declined to a level that was insufficient to operate the Company. As the Company began 2001 operations produced approximately $7.0 million per month of cash flow before monthly secured debt service and lease payments, and monthly secured debt service and lease payments totaled approximately $12.0 million. In addition, there were significant debt maturities in 2001 and 2002.

  In February 2001, the Company retained financial advisors and special reorganization counsel to assist in evaluating alternatives to restore the financial viability of the business. To conserve cash and protect the financial integrity of operations, beginning in March 2001, the Company elected not to make $10.4 million of selected scheduled debt service and lease payments, of which $6.6 million remained unpaid as of December 31, 2001. As a result, the Company continues to be in default under many of its major loan and lease facilities. In March 2001, the Company obtained a $7.5 million bridge loan to fund current operations from certain principal stock and debenture holders.

  In March of 2001, the Company began to implement a restructuring plan ("Restructuring Plan"). The principal components of the restructuring plan are the disposition of selected assets and the restructuring of the Company's capital structure, including its "senior capital" constituencies comprised principally by its secured indebtedness and leases (operating, capital and synthetic), its "junior capital" constituencies comprised principally by its convertible pay-in-kind (PIK) debentures, its other convertible subordinated debentures, its equity capitalization, and its remaining joint venture relationships. Discussions with various senior capital structure constituencies commenced in the spring of 2001 and are ongoing. While several binding restructuring arrangements have been executed, negotiations with respect to the majority of its secured debt and lease arrangements have not been concluded. Negotiations with junior capital structure constituencies have not commenced. Given that significant restructuring discussions and negotiations are still to be concluded, the Company expects that they may be making modifications to the Restructuring Plan to address issues that arise during the course of these negotiations.

  The Company has incurred historical net losses and for the year ended December 31, 2001, the Company had a net loss of $300.0 million. In addition, during the year ended 2001 the Company had an operating cash flow of $9.7 million, and at year end the Company had a working capital deficit of $1.1 billion. Furthermore, at December 31, 2001 the Company was in violation of certain debt covenants. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

  Principles of Consolidation

  The consolidated financial statements include the accounts of Alterra Healthcare Corporation and its majority-owned subsidiaries. Results of operations of the majority-owned subsidiaries are included from the date of acquisition. All significant inter-company balances and transactions with such subsidiaries have been eliminated in the consolidation. Investments in other affiliated companies in which the Company has a minority ownership position are accounted for on the equity method.

  Included in the consolidated financial statements are the accounts of certain wholly owned subsidiaries that have been formed as "special purpose entities" (SPEs) in accordance with the requirements of certain of the Company's lenders. Mortgage lenders imposing SPE requirements typically require that, in connection with providing mortgage financing with respect to a pool of residences, the residences actually be owned by one or more SPEs, which become the borrower or borrowers under the mortgage financing arrangement. Although lender requirements with respect to such SPEs vary, a SPE may be required to maintain separate corporation records and books of account, not commingle its assets with those of the parent company, have a separate board of directors from the parent company (including at least one individual board member who is independent of the parent company), maintain arm's length relationships with the parent company, not guarantee or become obligated for the debts of any other entity, including the parent company, or hold its credit as being available to satisfy the obligations of others and not pledge its assets for the benefit of any other entity, including the parent company. Given the separate corporate existence of certain of these SPEs and the fact that the assets of each SPE are subject to the prior claims of the individual creditors of the SPE, neither the creditors nor stockholders of the Company (or of any other of its subsidiaries) have any right to the assets of these SPEs except indirectly by virtue of its (or the subsidiary's) equity interest in such SPEs. SPEs included in the consolidated financial statements include ALS Venture I, Inc. (which owns 18 residences and holds a mortgage on one residence), ALS Venture II, Inc. (which owns 36 residences), AHC Borrower I, Inc. (which owns ten residences), AHC Tenant, Inc. (which leases 26 residences), and other SPE subsidiaries which own 70 residences in the aggregate.

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

  Recent Accounting Pronouncements

  In June 2001 the FASB issued Statement 141, Business Combinations , and Statement 142, Goodwill and Other Intangible Assets . Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with FAS Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Live Assets to Be Disposed Of .

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

  Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

  As of December 31, 2001, the Company had unamortized goodwill in the amount of $118.0 million, which includes $93.8 million of net intangible building and leasehold interests which was reclassified from property and equipment in preparation for Statement 141, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense relating to goodwill was $6.2 million and $5.2 million for the years ended December 31, 2001 and December 31, 2000, respectively. Based on preliminary estimates, the Company expects to record an impairment loss adjustment of approximately $17.4 million during the first quarter of 2002 in accordance with Statements 141 and 142.

  In June 2001, the Financial Accounting Standards Board issued Statement 143, Accounting for Asset Retirement Obligations , which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset.

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

  In October 2001, the Financial Accounting Standards Board issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets , which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 supersedes FASB Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of , while maintaining many of the fundamental provisions of that Statement. Statement 144 also supersedes the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions , for the disposal of a segment of a business. The Company is required and plans to adopt the provisions of Statement 144 effective January 1, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

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

  Goodwill represents the costs of acquired net assets in excess of their fair market values. Amortization of goodwill is computed using the straight-line method over the expected periods to be benefited, generally 13 to 40 years. The Company's management periodically evaluates goodwill at the individual residence level for impairment based upon expectations of undiscounted cash flows in relation to the net capital investment in the entity. Based on the analysis performed as of December 31, 2001, the Company believes no impairment exists. Accumulated amortization of goodwill was $13.1 million and $7.1 million as of December 31, 2001 and 2000, respectively.

  Assets Held For Sale

  Property and equipment held for sale are carried at the lower of cost or estimated fair value less costs to sell.

  Deferred Financing Costs

  Financing costs related to the issuance of debt are capitalized and included in other assets and are amortized to interest expense using the effective-interest method over the term of the related debt.

  Revenue

  Revenue, which is recorded when services are rendered, consists primarily of resident service fees that are reported at net realizable amounts. Other revenue consists of the following components (in thousands):

	2001	2000	1999
Management fees	$5,909	$11,309	$22,956
Franchise fees	243	1,878	2,290
Development fees	--	428	1,165
Total other revenue	$6,152	$13,615	$26,411

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

  Franchise fees are recognized based on the applicable franchise agreements that charge fees for the right to use Company brand names and operating systems. Fees are recognized based on a fixed fee when franchised residences open and a percentage of revenue once in operation.

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

  Net Loss Per Common Share

  The Company presents both basic and diluted earnings per share, where applicable. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company. Common stock equivalents were anti-dilutive in 2001, 2000 and 1999, accordingly, basic and diluted loss per share amounts were the same.

  Reclassifications

Certain reclassifications have been made to the 2000 and 1999 financial statements to conform with the 2001 presentation.

  Acquisitions and Joint Venture Activity

The Company completed the following acquisitions during 2000:

  Fourteen assisted living residences located in several states were purchased in May 2000 for $20.9 million net of acquired cash, and in the purchase the Company assumed $48.9 million in debt and recorded goodwill of $6.2 million.

The Company completed the following joint venture settlements during 2001:

  In October 2001 the Company closed on the buyout of joint venture partner interests in 15 residences with an aggregate capacity of 643 residents in connection with a modification and settlement agreement with one investor group. The Company issued a $700,000 note in consideration for the acquired interests and amended the terms of its joint venture arrangement with respect to the ten residences still operated in a joint venture with this investor group.

  In December 2001 the Company terminated its joint venture with Pioneer Development Company by exchanging ownership interests in 12 joint venture (556 resident capacity) entities jointly owned with this group, resulting in the Company and Pioneer each acquiring sole ownership in six of these residences. The Company received $1.6 million in cash and a $500,000 note for a net payment related to its joint venture interests.

  In December 2001 the Company terminated its joint venture with Manor Care, Inc. relating to 13 residences in connection with consummating a global settlement of various pending litigations and arbitration proceedings between the Company and Manor Care and its affiliates. In addition, the Company was released of its joint debt guarantee associated with a $57.7 million revolving line of credit. The Company issued $12.0 million in notes in exchange for the release of its debt guarantee, the termination of the joint venture interests, and the settlement of all pending litigation and arbitration proceedings with Manor Care.

  Notes Receivable

  As of December 31, 2001, the notes receivable balance consists of a short-term note bearing interest at 9.0%, payable by Pioneer Development Company in 2002 as part of the joint venture termination settlement entered into during December 2001.

  As of December 31, 2000, the notes receivable balance represented balances due from 13 joint venture entities. The Company funded working capital on behalf of the joint ventures and received payment upon the sale of the property or cash flow generated from the joint venture. These notes were forgiven as a part of the global settlement of litigation and termination of joint venture arrangements with Manor Care. See Note 2.

  Assets Held for Sale and Other Current Assets

  Assets Held for Sale

  The Company's Board of Directors adopted a plan in 2000 and 2001 to dispose or terminate leases on 102 residences with an aggregate capacity of 4,444 residents and 33 parcels of land. As of December 31, 2001, 59 residences representing 2,774 resident capacity have either been sold or transferred to a new lessee. In addition, the Company sold ten land parcels. As of December 31, 2001, approximately $150.5 million is reserved for losses relating to future asset sales or lease terminations.

  In accordance with the SFAS No.121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") the Company has recorded an impairment loss on its properties to be held for sale whenever their carrying value cannot be fully recovered through the estimated cashflows including net sale proceeds. The amount of the impairment loss to be recognized is the difference between the residence's carrying value and the residence's estimated fair value. The Company's policy is to consider a residence to be held for sale or disposition when the Company has committed to a plan to sell such residence and active marketing activity has commenced or it is expected to commence in the near term. The Company expects to sell these residences and land parcels in the next six to twelve months.

  Residences included in the disposition plan were identified based on an assessment of a variety of factors including geographic location, residence size, and operating performance. Potential buyers provided us with formal indications of interest on many of these assets during the second quarter of 2001, the majority of which reflected purchase prices that are less then carrying value of the applicable residence. The Company recorded a net loss of $189.3 million during 2001 to reflect the assets held for sale at the lower of carrying value or estimated fair value less costs to sell and to write off the carrying value of assets related to terminated residence leases. The value of the assets held for sale, net of reserves, is reflected in current assets and the outstanding debt related to the assets held for sale is reflected in current liabilities on our balance sheet.

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

  The following table represents condensed operating information related to the 102 operating residences which have been sold, are held for sale, or had leases terminated as of December 31, 2001, as reported in the Consolidated Statements of Operations of the Company. In some cases, based on the timing of the asset disposal or lease termination, results may not be comparable (in thousands).

	2001	2000

Revenue	$66,008	$72,941
Residence operations expense	55,342	62,898
Lease expense	4,539	9,718
Interest expense	12,292	11,587
Depreciation expense	6,832	6,421
Loss before taxes	$(12,997)	$(17,683)

  Other Current Assets

Other current assets are comprised of the following at December 31 (in thousands):

	2001	2000

Restricted cash	$12,920	$27,598
Supply inventory	10,157	12,115
Prepaid expenses	5,479	4,713
Other current assets	2,790	12,406
Total other current assets	$31,346	$56,832

5.         Property and Equipment

         A summary of property and equipment at December 31 follows (in thousands):

	2001	2000
Land and improvements	$65,660	$82,218
Buildings and leasehold improvements	659,955	632,690
Furniture, fixtures, and equipment	88,271	94,109
Construction in progress	--	41,850
Total property and equipment	813,886	850,867
Less accumulated depreciation	(86,470)	(64,428)
Property and equipment, net	$727,416	$786,439

At December 31, 2001 and 2000, property and equipment includes $205.7 million and $63.4 million, respectively, of buildings and improvements held under capital and financing leases. The related accumulated amortization totaled $10.0 million and $2.2 million at December 31, 2001 and 2000, respectively.

Interest is capitalized in connection with the construction of residences and is amortized over the estimated useful lives of the residences. Interest capitalized in 2001, 2000 and 1999 was approximately $1.9 million, $3.9 million and $10.3 million, respectively.

In preparation for FASB 142, the Company reclassified to goodwill approximately $93.8 million and $105.4 million of net intangible building and leasehold interests as of December 31, 2001 and 2000, respectively.

  Unconsolidated Affiliates and Managed Residences

The Company manages certain residences operated by joint ventures, primarily in the start-up or lease-up phases of operations, in which it either has no ownership or a minority ownership position, typically less than 10%. Historically, the Company has subsequently elected to purchase or acquire the remaining ownership interest in a majority of these residences, at which point the residences are included in consolidated operating results. As of December 31, 2001, the Company owned minority interests in entities owning or leasing (and also managed) 42 residences and managed six other residences. As of December 31, 2000, the Company owned minority equity interests in entities owning or leasing (and also managed) 71 residences and managed four other residences. Included in other assets of the Company's balance sheet are net advances from affiliates of $1.6 million as of December 31, 2001.

The results of operations of these unconsolidated and managed residences for 2001, 2000 and 1999 are as follows (in thousands):

	2001	2000	1999
Residence service fees	$77,874	$86,147	$58,409
Residence operation expenses	58,514	76,577	65,374
Residence profit (loss)	19,360	9,570	(6,965)
Management fee expense	4,869	11,309	23,919
Financing expense	30,758	43,692	31,965
Loss before tax	$(16,267)	$(45,431)	$(62,848)

Financing expense on these residences includes $21.3 million and $28.2 million of lease and mortgage expense in 2001 and 2000, respectively, which represents lease income to the Company from these residences. The Company retains ownership in the underlying assets and then leases the assets to the unconsolidated and managed affiliates.

  Restricted Cash and Investments

Restricted cash and investments consist of debt service reserves with interest rates ranging from 4.8% to 6.8% and maturities ranging from one to twelve months.

  Other Assets

         Other assets are comprised of the following at December 31 (in thousands):

	2001	2000
Deferred financing costs, net	$35,081	$35,286
Lease security deposits	7,266	10,630
Deposits and other	9,663	6,146
Total other assets	$52,010	$52,062

  Long-term Debt, Capital Leases, Redeemable Preferred Stock, and Financing Obligations

Long-term debt, capital leases, and financing obligations consist of the following at December 31 (in thousands):

	2001	2000
5.25% convertible subordinated debentures due December 15, 2002, callable by the Company on or after December 31, 2000	$112,043	$112,043

7.00% convertible subordinated debentures due June 1, 2004, callable by the Company on or after June 15, 2000	40,355	40,355

6.75% convertible subordinated debentures due June 30, 2006, callable by the Company on or after July 15, 2000	34,850	34,850

9.75% Series A convertible debentures due May 31, 2007, callable by the Company on or after May 31, 2003	42,500	42,500

9.75% Series B convertible debentures due May 31, 2007, callable by the Company on or after May 31, 2003	137,221	121,019

9.75% Series C convertible debentures due May 31, 2007, callable by the Company on or after May 31, 2003	49,795	45,147

Total convertible debt	$416,764	$395,914

Mortgages payable, due from 2004 through 2037; weighted average interest rate of 7.10%	$27,535	$538,677

Capital and financing lease obligation payable through 2016; weighted average interest rate of 11.32%	37,140	10,682

Serial and term revenue bonds maturing serially from 2000 through 2013; interest rates ranging from 4.00% to 9.50%	3,645	6,290

Notes payable through 2007; weighted average interest rate of 8.83%	14,432	--

Capital leases, financing obligations and mortgage payable in default and subject to acceleration	700,941	161,106
Total long-term obligations	1,200,457	1,112,668
Less current installments	1,117,705	313,718
Total long-term obligations, less current installments	$82,752	$798,950

As of December 31, 2001 and 2000, the Company was in violation of its fixed charge covenant with several of its credit facilities. In addition, in order to conserve its liquidity, the Company did not make certain 2001 debt service and lease payments. As the Company's principal credit, lease and other financing facilities are cross-defaulted to a material default occurring under other credit, lease or financing facilities, a payment default by the Company under one such facility results in the Company being in default under other such facilities. As a result of these defaults, two previously unconsolidated synthetic lease SPEs were consolidated during the second quarter of 2001. Obligations in the amount of $700.9 million are currently classified as current liabilities because the applicable lenders have the right to accelerate their loans due to the existence of a default.

The mortgages payable are secured through security agreements and guarantees by the Company. In addition, certain security agreements require the Company to maintain collateral and debt reserve funds. These funds are recorded as restricted cash and long-term investments.

At December 31, 2000, the Company has outstanding $3.4 million of mortgage notes payable that were assumed in conjunction with non-cash acquisition activities in 1999.

In December 1999 the Company entered into a bridge loan arrangement with an affiliated group (the "Bridge Lender") in connection with the Company's repurchase of 19 Alterra residences then leased from a healthcare REIT (the "REIT Residences"). Pursuant to this arrangement, the Company borrowed $14.0 million (the "Tranche A Loan") for working capital purposes and $30.0 million ("Tranche B Loan") as bridge financing for its initial purchase of seven REIT Residences in December 1999. The Tranche A Loan had a term of up to 12 months and bore interest at an initial annual rate of 8% for the first three months, 9% for the next three months and increasing thereafter by 0.5% per month. The Tranche A Loan was secured by mortgages on certain land and a stock pledge of a subsidiary corporation (the "Holding Subsidiary") formed to serve as the holding company for the subsidiary formed to acquire the REIT Residences. The Tranche B Loan had a term of up to six months, bore interest at an annual rate of 10% for the first three months and at a rate escalating by 0.5% per month thereafter. The Tranche B Loan was secured by mortgages on the seven REIT Residences acquired with the proceeds from the Tranche B Loan.

In February 2000 the Company acquired the remaining 12 REIT Residences. In connection therewith, the Company obtained $60.0 million of mortgage financing from one of its bank lenders and utilized $30.0 million of the proceeds to purchase the 12 REIT Residences and $30.0 million to repay the Tranche B Loan. The Tranche A Loan was repaid in conjunction with the 2000 Equity-Linked Transaction described below.

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

Series A Stock. 1,250,000 shares of the Series A Stock were sold for the stated value, $4.00 per share, representing aggregate proceeds of $5 million. The holders of the Series A Stock are entitled to cumulative PIK dividends at the rate of 9.75% of the stated value, payable semiannually on January 1 and July 1 of each year commencing on January 1, 2001. If at any time the Company's Common Stock is not listed or admitted to trading on a national exchange, the dividend rate increases to 12.25%. The Series A Stock ranks senior to the Company's Common Stock with respect to dividend rights and rights on liquidation, winding up or dissolution. Specifically, no dividend or distribution may be made to the holders of the Common Stock, and no Common Stock may be repurchased or redeemed by the Company, unless all accrued and unpaid dividends on shares of Series A Stock have been paid. The Series A Stock is entitled to receive, in the event of liquidation of the Company, an amount in cash equal to the stated value of the Series A Stock for each share outstanding, plus an amount in cash equal to the accrued but unpaid dividends thereon to the date of liquidation, before any payment may be made to the holders of the Common Stock. The Series A Stock is redeemable at the Company's option commencing on May 31, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The then outstanding shares of Series A Stock must be redeemed by the Company at stated value, plus all accrued but unpaid dividends, upon the earlier of (i) May 31, 2007 or (ii) the date of redemption by the Company of the Series A and B convertible pay-in-kind debentures. The holders of the convertible preferred shares may convert at any time into shares of Common Stock of the Company. The effective conversion price is $2.68 per share as of December 31, 2001. The holders of the Series A Stock are entitled to vote on all matters voted on by the holders of Common Stock, other than the election of directors. However, the holders of the Series A Stock are also entitled to elect, as a class, four of nine members of the Company's Board of Directors. As of December 31, 2001, the $5.5 million principal balance includes $591,000 of accrued but undeclared PIK dividends relating to the dividend payment dates of July 1, 2001 and January 1, 2002.

Series A Debentures. The $42.5 million original aggregate principal amount of 9.75% Series A convertible pay-in-kind debentures due May 31, 2007 bear PIK interest at 9.75% per annum payable semi-annually in the form of additional Series B debentures on January 1 and July 1 of each year, commencing on January 1, 2001. The Series A convertible debentures are redeemable at the Company's option commencing on May 31, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series A convertible debentures may convert at any time into shares of Common Stock of the Company, at the initial conversion price of $4.00 per share (effective conversion price of $2.68 per share at December 31, 2001, due to the operation of applicable anti-dilution provisions).

Series B Debentures. The $112.6 million original aggregate principal amount of 9.75% Series B convertible pay-in-kind debentures due May 31, 2007 bear PIK interest at 9.75% per annum payable semi-annually in the form of additional Series B debentures on January 1 and July 1 of each year, commencing January 1, 2001. The Series B convertible debentures are redeemable at the Company's option commencing on May 31, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series B convertible debentures may convert at any time, at an initial conversion price of $400.00 per share (effective conversion price of $268 per share at December 31, 2001, due to the operation of applicable anti-dilution provisions), into non-voting Series B preferred shares, each share of which has rights (other than voting rights) substantially similar to 100 shares of Common Stock of the Company.

Series C Debentures. The $42.8 million original aggregate principal amount of 9.75% Series C convertible pay-in-kind debentures due May 31, 2007 bear PIK interest at 9.75% per annum payable semi-annually in the form of additional Series C debentures on January 1 and July 1 of each year, commencing on January 1, 2001. The Series C convertible debentures are redeemable at the Company's option commencing on May 31, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series C convertible debentures may convert at any time into shares of the Common Stock of the Company, at the initial conversion price of $4.00 per share (effective conversion price of $2.68 per share at December 31, 2001, due to the operation of applicable anti-dilution provisions).

Principal payments on long-term debt, capital leases, and financing obligations for the next five years and thereafter are as follows (in thousands):

2002	$1,117,705
2003	617
2004	32,568
2005	379
2006	14,317
Thereafter	34,871
Total long-term debt, capital leases, and financing obligations	$1,200,457

Included in the 2002 principal payment obligation is $58.4 million of 2001 indebtedness that has matured and is past due as of December 31, 2001.

10.         Short-term Notes Payable

In March 2001, the Company obtained a $7.5 million Bridge Loan that has a six-month term and is secured by first mortgages on several residences and bears interest at an escalating interest rate, commencing at 10% per annum. At the Company's election, the Bridge Loan was extended by an additional six months whereupon the Bridge Loan became convertible into convertible subordinated debentures of the Company having rights and terms substantially similar to the Series B 9.75% pay-in-kind convertible debentures, but having a conversion price equal to $75 per share of Series B preferred stock (a Common Stock equivalent price of $0.75 per share). The bridge lenders also are entitled to participate in any transaction involving the issuance by the Company of equity or equity-linked securities during the term of the Bridge Loan. As of December 31, 2001, the outstanding Bridge Loan had a balance of $6 million.

In addition, as of December 31, 2001, short-term notes payable consist of a $4.9 million line of credit bearing interest at 5.75%.

As of December 31, 2000, short-term notes payable consist of a $9.9 million line of credit bearing interest at the then current prime rate.

11.         Accrued Expenses

         Accrued expenses are comprised of the following at December 31 (in thousands):

	2001	2000
Accrued salaries and wages	$10,190	$10,808
Accrued interest	21,744	6,604
General liability deductible reserve	9,526	800
Accrued property taxes	7,859	6,593
Accrued vacation	5,813	5,599
Accrued charges related to exiting development activity	--	1,147
Other	7,204	11,227
Total accrued expenses	$62,336	$42,778

During 2001 the Company implemented a self-insurance program related to liability coverage. The reserve as of December 31, 2001, is based on actuarial estimates of the magnitude of the expected losses.

During the fourth quarter of 2000, management implemented operating initiatives focused on overall rate and occupancy improvement and overhead reductions. As a consequence of this decision, the Company recorded one time nonrecurring, pretax charges of $4.2 million. This included $1.1 million of severance of various general and administrative positions, $1.1 million to discontinue our pharmacy joint venture, and $2.0 million to terminate a management agreement. As of December 31, 2001, the Company has paid $4.2 million and the reserve has been eliminated.

12.          Stockholders' Equity

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

13.          Stock Option Plan

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

At December 31, 2001, 850,977 shares were available for grant under the 1995 Plan. The per share weighted-average exercise price of stock options granted during 2001 and 2000 were $1.31 and $3.83 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumption: expected dividend yield 0.0%, risk-free interest rate of 5.0%, expected volatility of 50% for 2001 and 2000 grants and an expected life of seven years.

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

For financial reporting purposes, the Company applies the intrinsic value method of APB Opinion No. 25 in accounting for stock options and, accordingly, compensation cost has been recognized only for stock options granted below fair market value. Had the Company determined compensation cost based on the fair value method prescribed by SFAS No. 123 for stock options granted in 2001, 2000 and 1999, its net loss and net loss per share would have been increased to the pro forma amounts indicated below, (in thousands, except per share data):

	Net Loss			Net Loss Per Share
	2001	2000	1999	2001	2000	1999
As reported	$(299,927)	$(117,806)	$(27,806)	$(13.52)	$(5.33)	$(1.26)
Pro forma	$(300,250)	$(117,953)	$(27,857)	$(13.53)	$(5.34)	$(1.26)

         Stock option activity during the periods indicated is as follows:

	Number of Shares	Wtd.Avg Exercise Price
Balance at December 31, 1999	1,596,038	$14.20
Granted	121,656	5.69
Exercised	(9,778)	0.09
Forfeited	(742,729)	14.06
Balance at December 31, 2000	965,187	$12.65
Granted	1,000,000	1.31
Exercised	--	0.00
Forfeited	267,170	14.06
Balance at December 31, 2001	1,698,017	$ 5.75

Stock options outstanding at December 31, 2001 are as follows:

Range of exercise prices	Number Outstanding 12/31/01	Average Remaining Contractual Life		Wtd.-Avg. Exercise Price	Number Exercisable at 12/31/01	Wtd.-Avg. Exercise Price
$0.09 - 1.40	1,001,229	7.0	$1.31		1,229	$0.09
$1.40 - 8.69	367,041	5.2	5.88		318,465	5.91
$8.70 - 17.94	55,807	5.4	15.66		55,807	15.66
$17.95 - 20.81	247,644	7.0	18.81		192,043	18.81
$20.82 - 29.56	26,296	6.3	29.34		21,528	29.29
Total:	1,698,017	6.2	$5.75		589,072	$11.88

14.         Income Taxes

The components of the provision for income taxes for the years ended December 31 are as follows (in thousands):

	2001	2000	1999
Income tax expense (benefit):
Current:
Federal	$--	$--	$(410)
State	120	573	65
Total current	120	573	(345)

Deferred:
Federal	--	12,797	(12,831)
State	--	1,302	(1,493)
Total deferred	--	14,099	(14,324)
Total	$120	$14,672	$(14,669)

         Deferred tax assets and liabilities consist of the following at December 31 (in thousands):

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$116,712	$51,227
Development write-off	7,990	6,503
Deferred gain sale/leaseback	2,337	2,550
Building reserve	58,649	8,830
Accrued expenses	8,348	3,669
Investment in consolidated affiliates	1,017	1,076
Other	1,096	729
Total deferred tax assets	196,149	74,584
Less valuation allowance	(161,447)	(53,042)
Deferred tax assets, net of valuation allowance	$34,702	$21,542

Deferred tax liabilities:
Acquisition basis	1,715	1,715
Depreciation	32,987	19,827
Deferred tax liabilities	$34,702	$21,542

The valuation allowance for deferred tax assets as of December 31, 2001 and 2000 was $161.4 million and $53.0, respectively. During 2000, a valuation allowance was established because the Company was uncertain that such deferred tax assets in excess of the applicable reversing deferred tax liabilities would be realized in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.
The effective tax rate on income before income taxes varies from the statutory Federal income tax rate as follows:

	2001	2000	1999
Statutory rate	35.0%	35.0%	35.0%
State taxes, net	4.0%	4.0%	2.3
Valuation allowance	(36.1)	(47.5)	--
PIK interest	(2.8)	(3.9)	--
Other	(0.1)	(0.7)	0.7
	0.0%	(13.1)%	38.0%

The Company has approximately $299.3 million of tax net operating loss carryforwards at December 31, 2001. Any unused net operating loss carryforwards will expire commencing in the year 2007 through 2021. The utilization of net operating loss carryforwards may be further limited as to future use due to the change in control provisions in the Internal Revenue Code. In addition, the Company has alternative minimum tax credit carryforwards of approximately $136,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

15.         Disclosures About Fair Value of Financial Instruments

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

Short-term notes payable, mortgage notes payable, convertible debentures payable
:

The carrying amount of short-term notes payable approximates fair value because of the short maturity of those instruments.

The carrying amount of mortgage notes payable approximates fair value because the stated interest rates approximate fair value.

The fair value of the Company's convertible debentures is estimated based on quoted market prices. At December 31, 2001, the Company's convertible debentures had a book value of $187.3 million. At December 31, 2001, there is not a meaningful market for these bonds and based on quoted market prices, the fair value of these convertible securities was estimated to be 10% to 15% of the par value.

16.         Commitments and Contingencies

The Company has entered into sale/leaseback agreements with certain REITs as a source of financing the development, construction, and to a lesser extent, acquisitions of assisted living residences. Under such agreements, the Company typically sells to the REIT one or more residences at a negotiated value and simultaneous with such sale, the Company enters into a lease agreement for such residences. The initial terms of the leases vary from ten to 15 years and include aggregate renewal options ranging from 15 to 30 years. The Company is responsible for all operating costs, including repairs, property taxes, and insurance. The annual minimum lease payments are based upon a percentage of the negotiated sales value of each residence. The residences sold in sale/leaseback transactions typically are sold for an amount equal to or less than their fair market value. The leases are accounted for as operating leases with any applicable gain or loss realized in the initial sales transaction being deferred and amortized into income in proportion to rental expense over the initial term of the lease.

Effective July 1, 2001, the Company concluded the restructuring of one of its leased portfolios which includes 42 residences with an aggregate capacity of 1,640. The restructuring includes the amendment of certain lease covenants and terms and the conversion of 42 individual leases into a single master lease, which is accounted for as an operating lease. The master lease is for an initial term of sixteen years and includes one fifteen year renewal option.

Subsequent to the formation of the master lease effective July 1, 2001, the Company added an additional seven residences to the master lease. Due to the inclusion of a purchase option in each of the subsequent lease agreements, these leases have been accounted for as financing leases.

The Company is required by certain REITs to obtain a letter of credit as collateral for leased residences. Outstanding letters of credit at December 31, 2001 and 2000 were $3.8 million.

In addition to leased residences, the Company leases certain office space and equipment under noncancelable operating leases that expire at various times through 2017. Rental expense on all such operating leases, including residences, for the years ended December 31, 2001, 2000, and 1999 was $69.5 million, $82.4 million and $69.4 million, respectively.

Future minimum lease payments for the next five years and thereafter under noncancelable leases at December 31, 2001, are as follows (in thousands):

	Capital	Operating
2002	$ 4,045	$63,558
2003	4,095	65,107
2004	14,602	66,622
2005	2,836	68,188
2006	2,836	69,881
Thereafter	54,821	251,450
Total minimum lease payment	83,235	$$584,806
Less amount representing interest	46,095
Future minimum capital and financing lease payments	37,140
Less current portion	--
Long-term capital lease obligations	$37,140

As of December 31, 2001 and 2000, the Company was in violation of its fixed charge covenants with several of its credit facilities. In addition, in order to conserve its liquidity, the Company did not make certain 2001 debt service and lease payments. As the Company's principal credit, lease and other financing facilities are cross-defaulted to a material default occurring under other credit, lease or financing facilities, a payment default by the Company under one such facility results in the Company being in default under other such facilities. Obligations in the amount of $700.9 million are currently classified as current liabilities because the applicable lenders have the right to accelerate their loans due to the existence of a pending default.

The Company has an option under most of its joint venture arrangements to purchase the equity interests of its joint venture partners based upon agreed upon terms and conditions (call option). If the Company elects not to exercise this option, the joint venture partner can require the Company to buy out the joint venture partner's equity interest at the current fair market value (put option). Based on a number of assumptions, including assumptions as to the time at which such options will be exercised and the fair market value of such residences at the date such options are exercised, the Company estimates that it may require approximately $10.0 million to $15.0 million to satisfy these purchase obligations during 2002.

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

The Company elected not to fund certain debt service and lease payment obligations due during 2001 without the consent of the applicable lender or lessor. Through additional payments, prepayments associated with asset sales and application of escrowed amounts, as of December 31, 2001, the Company had $6.6 million of delinquent outstanding scheduled debt service to lenders or lessors who hold mortgages on, or from whom the Company leases, 82 residences in the aggregate (3,316 resident capacity). The Company has received a written notice of acceleration from lenders with respect to indebtedness aggregating $210.2 million. In addition, indebtedness of approximately $58.4 million has fully matured and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. The Company is also in default under various financial and other covenants contained in certain credit and lease arrangements. The Company has received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 resident capacity) and other lenders have elected to apply deposits and reserve funds held by such lenders against the past due payments. Five lenders have activated or are in the process of activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders, either pursuant to arrangements set forth in the applicable loan documents or as subsequently negotiated with the Company. One lender has commenced litigation in state court in Milwaukee, Wisconsin, seeking the appointment of a receiver for the 20 residences that serve as collateral for the $51.7 million of remaining mortgage financing provided by this lender. As a result of a negotiated forbearance agreement, the receivership action has been stayed temporarily by this lender as restructuring discussions are underway. The Company is also in litigation with a former lessor with respect to their damage claim associated with the early termination of their 11 residence lease portfolio.

The Company's convertible debentures include subordination provisions that prohibit the Company from making interest payments to the debenture holders (other than payment-in-kind coupon payments) after the occurrence of payment defaults on the Company's senior indebtedness. As such, the Company defaulted in making coupon payments on its 5.25%, 6.75% and 7.00% convertible subordinated debentures aggregating approximately $5.5 million and $5.8 million in July 2001 and January 2002, respectively.

The Company is seeking to address all of its pending defaults of its senior and junior capital structure obligations through the Restructuring Plan. However, the Restructuring Plan is largely dependent upon the Company's ability to negotiate consensual modifications and waivers with its various capital structure constituents. Absent an agreed upon resolution with these third parties, the Company's lenders, lessors, and debenture holders may begin exercising remedies under their applicable financing agreements that could substantially hinder or disrupt the Company's efforts to restructure and result in a liquidation of the Company.

The Company is also a defendant in a criminal negligence action involving one of the Company's residences. It is possible that if convicted of a crime, the Company's ability to obtain and renew certain of its licenses and to participate in certain government payor programs could be materially and adversely affected.

  Earnings Per Common Share

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2001	2000	1999
Numerator:
Numerator for basic earnings per share-net loss	$(299,927)	$(117,806)	$(27,806)
Numerator for diluted earnings per share-net loss	$(299,927)	$(117,806)	$(27,806)

Denominator:
Denominator for basic earnings per share-weighted average shares	22,192	22,108	22,088

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	22,192	22,108	22,088

Basic loss per common share	$(13.52)	$(5.33)	$(1.26)

Diluted loss per common share	$(13.52)	$(5.33)	$(1.26)

  Subsequent Events

Effective March 6, 2002, the Company entered into a settlement agreement with the lenders with respect to defaulted indebtedness aggregating approximately $50.5 million (plus $4.5 million of accrued and unpaid interest and late fees and approximately $4.0 million due under an interest rate cap agreement that was terminated March 2001). under a credit facility secured by mortgages on 14 residences. The settlement is structured to immediately shift the economics of ownership and control over the disposition of the mortgaged residences to the lenders. In exchange, the Company receives the lenders' binding commitment to execute and deliver a waiver of any deficiency claims (including accrued interest and obligations related to the terminated interest rate cap agreement) and release of the Company's guaranty with respect to this indebtedness upon satisfaction of certain conditions. Management has estimated the prospective deficiency claim related to this credit facility at between $23 to $34 million. Until March 31, 2003, or such earlier time as the lenders sell a residence or replace the Company as manager, the Company is obligated to manage the residences for a management fee equal to six percent of facility revenue through June 30, 2002 and seven percent thereafter. Any net operating income from the residences is paid to the lenders as debt service.

Effective March 20, 2002, the Company closed on a refinancing of three properties (resident capacity of 137) included in the settlement mentioned above. These assets were financed in a sale/leaseback transaction and will be accounted for as a financing. The aggregate sales price was $11.8 million.

As of March 29, 2002, six additional residences (258 resident capacity) were either sold or leases were terminated. The sale or lease termination of these assets resulted in the retirement of approximately $16.6 million of debt and lease obligations.

Supplementary Financial Information

Quarterly Financial Summary
(Unaudited)
(In thousands, except per share data)

	12/31	9/30	6/30	3/31
2001
Operating revenues	$127,492	$126,100	$126,927	$128,303
Operating income (loss)	2,143	(8,480)	(158,025)	(6,998)
Net loss	(27,271)	(42,804)	(192,230)	(37,622)
Basic (loss) per share	$(1.23)	$(1.94)	$(8.69)	$(1.70)
Diluted (loss) per share	$(1.23)	$(1.94)	$(8.69)	$(1.70)

2000
Operating revenues	$125,317	$122,583	$112,039	$106,556
Operating (loss) income	(17,284)	2,026	(9,415)	10,207
Net loss	(82,760)	(16,696)	(13,032)	(5,318)
Basic loss per share	$(3.74)	$(0.76)	$(0.59)	$(0.24)
Diluted loss per share	$(3.74)	$(0.76)	$(0.59)	$(0.24)

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

Timothy J. Buchanan	48	Director

Gene E. Burleson	61	Director

William E. Colson	60	Director

Ronald G. Geary	54	Director

Robert Haveman	54	Director

William G. Petty, Jr.	56	Director

Natalie K. Townsend	41	Director

Jerry L. Tubergen	48	Chairman of the Board and Director

Patrick F. Kennedy	50	Chief Executive Officer and President

Chet H. Bradeen	57	Senior Vice President of Operations

Anthony R. Geonnotti, Jr.	43	Senior Vice President of Corporate Development

Mark W. Ohlendorf	42	Senior Vice President, Chief Financial Officer, Treasurer and Secretary

Andrea L. Peck	50	Senior Vice President of Employee Services

         Timothy J. Buchanan , a private investor, has served as a director of the Company since 1997. Mr. Buchanan served as the President of the Company from October 1997 to August 1998 and served as the Vice Chairman of the Board of the Company from August 1998 to May 2000. Mr. Buchanan served as the Chairman of the Board, Chief Executive Officer, and a director of Sterling House Corporation ("Sterling") since he co-founded Sterling in 1991 through Sterling's merger with the Company in October 1997.

         Gene E. Burleson has served as a director of the Company since 1995. Mr. Burleson has served as Chairman of the Board of Mariner Post-Acute Network, Inc. ("Mariner"), a diversified provider of long-term and specialty healthcare services, since February 2000. Mr. Burleson served as the Chief Executive Officer and a director of Vitalink Pharmacy Services, Inc. from February 1997 to August 1997. He served as Chairman of the Board of GranCare, Inc. ("GranCare"), a provider of long-term and specialty healthcare services, from January 1994 to November 1997 and as Chief Executive Officer of GranCare from December 1990 to February 1997. Mr. Burleson also currently serves on the Board of Directors of Mariner, Deckers Outdoor Corporation, a specialty shoe manufacturer, and THCG, Inc., a specialty investment banking firm.

          William E. Colson has served as a director of the Company since 2000. Mr. Colson is a founder of Holiday Retirement Corp., a major operator of independent living retirement facilities, and has been its President and Chief Operating Officer since 1987 and its Chief Executive Officer since September 1999. Mr. Colson also serves as President and Managing General Partner of Colson & Colson Construction Co., which develops and constructs retirement communities and multi-family projects, since 1963. Mr. Colson also serves as a member of the Executive Board of the American Seniors Housing Association.

          Ronald G. Geary has served as a director of the Company since May of 2001. Mr. Geary has served as a director and President of ResCare, Inc., a provider of residential, training, educational and support services to populations with special needs, since 1990 and as Chief Executive Officer since 1993. He was elected Chairman of the Board of ResCare in June 1998. Mr. Geary also serves as a director of Ventas, Inc., a real estate investment trust.

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

         William G. Petty, Jr. has served as a director of the Company since 1993, served as Chairman of the Board of the Company from December 1993 to May 2000 and served as Chief Executive Officer of the Company from December 1993 to April 1996. He has served as a Managing Director of Beecken, Petty & Company, the general partner of a private healthcare investment fund, since September 1996. Mr. Petty served as the Vice Chairman of GranCare from July 1995 to November 1997. Mr. Petty also currently serves on the Board of Directors of Mariner.

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

          Patrick F. Kennedy has served as Chief Executive Officer of the Company since November of 2001 and President of the Company since January of 2002. Since 1995, Mr. Kennedy has served as Senior Vice President and as a director of Holiday Retirement Corp., a major operator of independent living retirement facilities.

          Chet H. Bradeen has served as Senior Vice President of the Company since July 2001. Prior to joining the Company, Mr. Bradeen served as Chief Executive Officer of Sun Healthcare Asia Pacific, the Asian division of a large long-term care company, from 1998 to 2001. From 1995 to 1998, Mr. Bradeen served as Chief Executive Officer of Sun Healthcare UK.

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

          Andrea L. Peck has served as Senior Vice President of the Company since May 2001. From September 2000 to May 2001, Ms. Peck served the Company as Vice President of Employee Services. Prior to joining the Company, Ms. Peck served as Senior Vice President of Human Resources - Europe for Gorillapark.com, a technology investment management firm, from June to September 2000 and as Senior Vice President of Human Resources for Royal & Sun Alliance Corp., a property and casualty insurance company, from November 1993 to June 2000.

There are no family relationships among any of the executive officers or directors of the Company. Upon the Company's issuance of 1,250,000 shares of Series A Stock on May 31, 2000, the holders of the Series A Stock were given the right to elect four directors to the Company's Board of Directors. On October 10, 2000, Ms. Natalie K. Townsend and Messrs. William E. Colson, Robert Haveman and Jerry L. Tubergen were elected as Series A Directors of the Company by the holders of the Series A Stock to serve until the Company's next annual meeting of stockholders. No other arrangement or understanding exists between any director or director nominee and any other person pursuant to which he or she was or is to be selected as a director or director nominee of the Company.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own beneficially more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of such securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with during 2001.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation awarded or paid by the Company for services rendered during each of the years in the three year period ended December 31, 2001 to its Chief Executive Officer and to its other most highly compensated executive officers other than the Chief Executive Officer who are required to be included therein ("Named Executives").

Name and Principal Position	Year	Salary($)	Bonus($)		Other Annual Compensation	Long-Term Compensation Awards (1) Securities Underlying Options(#)

Patrick F. Kennedy Chief Executive Officer and President (2)	2001 2000 1999	--- --- ---	--- --- ---		--- --- ---	--- --- ---
Steven L. Vick Former President and Chief Operating Officer (3)	2001 2000 1999	$362,579 $269,415 $273,367	150,000 225,000 ---		$79,854 --- ---	500,000 --- 44,757
Chet H. Bradeen Senior VP of Operations (4)	2001 2000 1999	$109,230 --- ---	$55,000 --- ---		--- --- ---	--- --- ---
Anthony R. Geonnotti, Jr. Senior Vice President	2001 2000 1999	$178,695 $169,300 $112,173	24,153 20,183 12,107		--- --- ---	-- 10,000 --
Andrea L. Peck Senior VP of Employee Services	2001 2000 1999	$251,307 $50,639 ---	$17,500 $7,500 ---	--	-- --	--- --- ---
Mark W. Ohlendorf Chief Financial Officer and Senior Vice President	2001 2000 1999	$346,291 $278,919 $221,743	$160,000 $225,000 ---		$181,776 --- ---	500,000 --- ---

  Represents options granted under the Company's Amended and Restated 1995 Incentive Compensation Plan (the "1995 Plan"). Generally, subject to accelerated vesting upon a change in control, one-fourth of the options become exercisable on each of the first through fourth anniversaries of the grant date, except with respect to (i) options granted to these individuals in 1998 which became exercisable 50% on the second anniversary of the grant date, 75% on the third anniversary of the grant date and 100% on the fourth anniversary of the grant date, (ii) options granted to Messrs. Vick and Ohlendorf prior to November 1, 2000, the date of their new employment agreements, all of which expired to the extent not exercised prior to January 15, 2001, and (iii) options granted to Mr. Vick, all of which, to the extent not exercised by November 30, 2000 and February 15, 2002, respectively, have expired.

  Mr. Kennedy was elected to the position of Chief Executive Officer on November 2, 2001 and the position of President on January 18, 2002. Mr. Kennedy's services are provided to the Company pursuant to a Consulting Services Agreement between the Company and Holiday Retirement Consulting, LLC. See "Executive Compensation - Consulting and Employment Agreements."

  Mr. Vick resigned as an executive officer and director of the Company as of February 15, 2002. The terms of Mr. Vick's separation arrangement with the Company are described under the caption "Executive Compensation -- Consulting and Employment Agreements."

(4)         Mr. Bradeen joined the Company in June 2001.

2001 Aggregated Option Exercises and Year-end Option Values

The following table sets forth information concerning the value of options exercised by the Named Executives during 2001 and the value at December 31, 2001 of unexercised options held by each such officer.

Name	Number of Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options At 12/31/01 Exercisable/Unexercisable	Value of Unexercised In-the-Money (1)
Patrick F. Kennedy	---	---	---	---
Steven L. Vick	---	---	--/500,000	0/0
Mark W. Ohlendorf	---	---	--/500,000	0/0
Anthony R. Geonnotti, Jr.	---	---	15,692/11,250	0/0
Andrea L. Peck	---	---	---	---
Chet H. Bradeen	---	---	---	---

(1)         Calculated on the basis of the fair market value of the underlying securities on December 31, 2001 ($0.11 per share) minus the exercise price.

Compensation Committee Interlocks and Insider Participation

The Company's Compensation Committee is comprised of Timothy J. Buchanan, Robert Haveman and William G. Petty, Jr. There are no compensation committee interlocks.

Consulting and Employment Agreements

          Consulting Services Agreement with Holiday Retirement Consulting . In November 2001, the Company entered into a Consulting Services Agreement with Holiday Retirement Consulting Services, LLC ("Holiday Consulting"), an affiliate of Holiday Retirement Corp. Pursuant to the Consulting Services Agreement, Holiday Consulting is providing management and consulting services to the Company, including the services of Patrick F. Kennedy, the Company's Chief Executive Officer and President, as well as consulting and advisory services provided by other Holiday Consulting personnel. The Holiday Consulting Services Agreement has a six-month initial term, subject to renewal for an additional six months upon the Company's request, and may be terminated by either party upon 30 days' notice to the other. Pursuant to this agreement, Holiday Consulting is entitled to receive a fee of $60,000 per month together with reimbursement of out-of-pocket expenses incurred by Holiday Consulting personnel in connection with this agreement. In addition, Holiday Consulting is entitled to earn a $1.5 million cash flow success fee if, during the term of this agreement, the Company is able to achieve cash flow breakeven for three consecutive calendar months (reflecting payment of all scheduled debt service, but excluding debt service on the Company's outstanding Subordinated Debentures and excluding restructuring charges). Pursuant to the Consulting Services Agreement, Holiday Consulting has agreed to refrain, during the twelve month period following the termination of this agreement, from disclosing or utilizing confidential information of Alterra and from soliciting for employment persons employed by Alterra in a managerial position. During 2001, $120,000 of consulting fees were paid to Holiday Consulting pursuant to this agreement.

          Employment Agreement with Chet Bradeen . In June 2001, the Company entered into an employment agreement with Chet Bradeen with a term that expires upon the earlier of the third anniversary of the agreement or termination of employment. Pursuant to the agreement, Mr. Bradeen serves as Senior Vice President of Operations of the Company. Pursuant to the agreement, Mr. Bradeen is to receive an annual base salary of not less than $250,000, to be reviewed annually by the Board of Directors, Chief Executive Officer, President or Chief Financial Officer. Mr. Bradeen is also entitled to an incentive bonus of up to 50% of his base salary, to be determined by the Board of Directors, the Chief Executive Officer, President or Chief Operating Officer and, subject to approval by the President and Chief Operating Officer, may be granted a retention bonus, to be paid starting in December 2001. If Mr. Bradeen's employment is terminated by the Company other than for cause or by Mr. Bradeen for "good reason" (as defined in the agreement), Mr. Bradeen is entitled to (i) continue to receive payment of salary and benefits under this agreement for the remainder of the agreement term, but not to exceed twelve months and (ii) receive, within 30 days of such termination provided Mr. Bradeen shall then execute a general release for the benefit of the Company, 75% of an amount (the "Base Sum") equal to the sum of his then current annual salary, any approved but unpaid applicable bonus, the premiums for all medical and other insurance coverages and his annual automobile allowance. An additional 25% of the Base Sum will be payable at the end of the twelve months following his termination. Finally, the employment agreement provides that Mr. Bradeen will not disclose certain proprietary information belonging to the Company or, in certain circumstances, otherwise compete with the Company for a period of twelve months following his termination of employment.

         Employment Agreement with Steven L. Vick. As of November 1, 2000, the Company entered into an employment agreement with Mr. Vick with a term that expires on December 31, 2003. Pursuant to the employment agreement, Mr. Vick served the Company as Chief Operating Officer until his resignation on February 15, 2002. The employment agreement provided that Mr. Vick shall receive a base salary in an amount determined by the Board; provided, however, that in no event may such base salary be less than $350,000 in 2001. Pursuant to the agreement, Mr. Vick received an incentive bonus for 2000 in the amount of $125,000 and was entitled to an incentive bonus in future years based on an incentive compensation program approved by the Compensation Committee of the Board of Directors. Pursuant to a separation agreement between Mr. Vick and the Company setting forth the terms of the separation from Alterra, Mr. Vick was awarded an incentive bonus for 2001 in the amount of $150,000. Pursuant to Mr. Vick's employment agreement, Mr. Vick received a non-qualified option grant for 500,000 shares on January 5, 2001, which options were exercisable at $1.31 per share and which options vested over a three-year period, subject to special accelerated vesting in the event Mr. Vick's employment was terminated under certain circumstances and full vesting in the event of a "change of control" of the Company, as defined in the employment agreement. Pursuant to Mr. Vick's separation agreement, all outstanding options granted to Mr. Vick were extinguished as of February 15, 2002. In addition, pursuant to Mr. Vick's employment agreement, the Company awarded Mr. Vick 33,378 shares of Common Stock on January 5, 2001, which shares were "restricted stock" under the Company's 1995 Plan and, as such, were subject to being forfeited to the Company if the executive's employment with the Company terminated under certain circumstances prior to the lapsing of such restrictions, which occurred over a three-year term (subject to certain acceleration provisions). Upon his resignation from the Company, 22,252 of Mr. Vick's restricted shares were forfeited in accordance with the terms of the restricted stock grant. During the term of his employment by the Company pursuant to this agreement, the Company agreed to nominate Mr. Vick to serve as a director of the Company. Finally, Mr. Vick's separation agreement provides that Mr. Vick will not disclose or use certain proprietary information belonging to the Company or solicit customers or certain management employees of the Company for a period of twelve months following his termination of employment.

         Employment Agreement with Mark W. Ohlendorf. As of November 1, 2000, the Company entered into an employment agreement with Mr. Ohlendorf with a term that expires on December 31, 2003. Pursuant to the employment agreement, Mr. Ohlendorf serves the Company as Chief Financial Officer. The agreement is automatically renewed for additional consecutive one-year terms unless timely notice of non-renewal is given by either the Company or Mr. Ohlendorf. The employment agreement provides that Mr. Ohlendorf shall receive a base salary in an amount determined by the Board; provided, however, that in no event may such base salary be less than $325,000 in 2001, $340,000 in 2002 and $350,000 in 2003. Pursuant to the agreement, Mr. Ohlendorf received incentive bonuses for 2001 and 2000 in the amount of $160,000 and $125,000, respectively, and is entitled to an incentive bonus in future years based on an incentive compensation program approved by the Compensation Committee of the Board of Directors. Pursuant to this employment agreement, Mr. Ohlendorf received a non-qualified option grant for 500,000 shares on January 5, 2001, which options are exercisable at $1.31 per share and which options vests over a three-year period, subject to special accelerated vesting in the event Mr. Ohlendorf's employment is terminated under certain circumstances and full vesting in the event of a "change of control" of the Company, as defined in the employment agreement. In addition, pursuant to the employment agreement, the Company awarded Mr. Ohlendorf 75,980 shares of Common Stock on January 5, 2001, which shares are "restricted stock" under the Company's 1995 Plan and, as such, are subject to being forfeited to the Company if the executive's employment with the Company terminates under certain circumstances prior to the lapsing of such restrictions, which will occur over a three-year term (subject to certain acceleration provisions). Mr. Ohlendorf is entitled to a payment equal to 36 months of his then current base salary plus annualized bonus pay during the contract term in the event of a "change of control" of the Company if his employment is thereafter terminated by the Company without "cause" or by him for "good reason." Absent a change of control, if Mr. Ohlendorf's employment is terminated by the Company "without cause" or by him for "good reason," then he is eligible to continue to receive his base salary (together with any applicable bonus) and employee benefits for a period of 18 months. Finally, the employment agreement provides that Mr. Ohlendorf will not disclose certain proprietary information belonging to the Company or otherwise compete with the Company for a period of twelve months following his termination of employment except for termination by the Company without cause or by Mr. Ohlendorf for "good reason."

Employment Agreement with Andrea L. Peck . In June 2001, the Company entered into a post-employment compensation agreement with Andrea Peck. Pursuant to the agreement, Ms. Peck serves the Company as Senior Vice President of Employee Services. The agreement remains in effect until the modification of the agreement or until the expiration of the term of post-employment payments contemplated by the agreement. The agreement provides that Ms. Peck shall receive an annual base salary of not less than $210,000, to be reviewed periodically by the Company's Board of Directors, Chief Operating Officer or Chief Financial Officer. If Ms. Peck's employment is terminated due to a reduction in work force and the Company does not offer her another position of comparable employment, the Company agrees to continue to pay Ms. Peck's base salary for a 52 week period following termination. Pursuant to the agreement, Ms. Peck has agreed not to disclose certain proprietary information belonging to the Company or otherwise compete with the Company for a period of 52 weeks following her termination of employment.

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

Including the Assumed Options and non-plan options, as of March 29, 2002, options to purchase an aggregate of 1,198,017 shares of Common Stock were granted and outstanding at a weighted average exercise price of $7.61 per share, of which options to purchase 864,684 shares were exercisable at such date.

Compensation of the Board of Directors

Directors of the Company who are not parties to services agreements with the Company and are not employees of the Company are entitled to an annual retainer of $20,000, payable in January of each year, together with attendance fees of $1,000 and $500 per meeting for Board, Audit Committee and Compensation Committee meetings attended in person or telephonically, respectively. Prior to 2001, directors of the Company who were not parties to services agreements with the Company and were not employees of the Company were entitled to an annual retainer of $12,000, payable in quarterly installments. In lieu of their annual retainer for the 36 month period commencing June 1, 1996, each of Messrs. Burleson, Haveman, and Tubergen were granted a non-qualified stock option pursuant to the 1995 Plan to purchase up to 12,420 shares of the Common Stock at an exercise price of $8.69 per share, such options vesting one-third on June 1, 1997, one-third on June 1, 1998 and one-third on June 1, 1999, and expiring on May 8, 2006. In October 1998, each of Messrs. Burleson, Haveman, Petty and Tubergen, each of whom were non-employee directors, were granted a non-qualified stock option pursuant to the 1995 Plan to purchase 8,000 shares of the Common Stock at an exercise price of $19.81 per share, which options vest 25% per year on each of the first, second, third and fourth anniversaries of the date of grant, subject to accelerated vesting in the event of a change in control. Directors are also entitled to reimbursement of reasonable out-of-pocket expenses incurred by them in attending meetings of the Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 15, 2002 by; (i) each person known by the Company to own more than 5% of the outstanding shares of Common Stock or the Series A Stock: (ii) each of the Company's directors; (iii) each of the Company's executive officers included in the Summary Compensation Table included elsewhere herein; and (iv) all of the Company's directors and executive officers as a group. Except as otherwise noted, the person or entity named has sole voting and investment power over the shares indicated.

	Shares of Common Stock Beneficially Owned(1)		Series A Stock(2)
Name	Number	Percent	Number	Percent
Jerry L. Tubergen (3)(4)†	12,868,832	40.3%	1,205,776	91.2%
Richard M. DeVos, Jr. (3)(4)	12,715,400	39.8	1,205,776	91.2
Robert Haveman (3)(5)†	10,539,995	33.0	1,205,776	91.2
Elsa D. Prince (3)(5)	10,437,367	32.7	1,205,776	91.2
The Toronto-Dominion Bank (3)(6)	10,701,000	32.5
HBK Investments L.P. (3)(7)	10,491,250	32.1
RDVEPCO, L.L.C. (3)(8)	9,716,026	30.4	1,205,776	91.2
AR Investments, Ltd. (9)	2,167,900	9.8
Dimensional Fund Advisors (10)	1,841,400	8.3
Warburg Pincus Asset Management, Inc. (11)	1,263,100	5.7
Transamerica Corporation and Transamerica Investment Services, Inc. (12)	1,149,900	5.2
Timothy J. Buchanan (13)†	820,447	3.7
Steven L. Vick (14)‡	713,321	3.2
William E. Colson (15) (16)†	563,346	2.5	116,346	8.8
Holiday Retirement 2000, LLC (3)(15)	560,846	2.5	116,346	8.8
Patrick F. Kennedy (16)‡	269,500	1.2
Mark W. Ohlendorf‡	209,746	*
William G. Petty, Jr.(17)†	139,658	*
Gene E. Burleson (18)†	48,167	*
Anthony R. Geonnotti, Jr. (19)‡	20,032	*
Chet H. Bradeen‡	0	*
Ronald G. Geary†	0	*
Andrea L. Peck‡	0	*
Natalie K. Townsend (20)†	0	*
All Executive Officers and Directors as a Group (13 Persons) (21)	15,111,573	42.8

†          Director of the Company.

‡          Executive officer or former executive officer of the Company. See Item 10, "Directors and Executive Officers of the Registrant."

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

(3)         On May 31, 2000, Alterra completed a financing transaction in which it issued $173 million of convertible debentures and convertible preferred shares to certain investors, including RDVEPCO, L.L.C., a Michigan limited liability company ("RDVEPCO"), the Elsa D. Prince Living Trust (the "Prince Trust"), RDV Manor Care, LLC, a Michigan limited liability company ("RDVMC"), Holiday Retirement 2000, LLC, a Washington limited liability company ("Holiday"), Group One Investors, L.L.C., a Michigan limited liability company ("Group One") and HBK Master Fund L.P., a Cayman Islands limited partnership (the "Equity Transaction"). The securities issued in the Equity Transaction included: (i) $168 million of the Company's Series A, Series B and Series C PIK Debentures due 2007 (collectively, the "Debentures") with an original conversion price of $4.00 per share, a 9.75% semi-annual payment-in-kind ("PIK") coupon and a seven year maturity and (ii) $5 million of shares of the Company's Series A Stock with an original conversion price of $4.00 per share, a 9.75% semi-annual, cumulative PIK dividend and a mandatory redemption in seven years. The Series A and the Series C Debentures and the Series A Stock are convertible at any time at the applicable holder's option into shares of Common Stock of the Company. The Series B Debentures are convertible at any time at the applicable holder's option into shares of the Company's Series B Non-Voting Participating Preferred Stock (the "Series B Stock") having rights (other than voting rights) substantially similar to the Company's Common Stock. Additional information regarding the Equity Transaction is included in Item 13, "Certain Relationships and Related Transactions."

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

As further described in the notes below, beneficial ownership information reflected in this table includes shares of Common Stock issuable upon the conversion of Series A and C Debentures and Series A Stock issued in the Equity Transaction. Pursuant to the anti-dilution provisions governing the PIK Debentures and the Series A Stock issued in the Equity Transaction, the effective conversion price for the PIK Debentures and the Series A Stock has decreased from $4.00 to $2.68 per share of Common Stock for the Series A and Series C Debentures and from $400 to $268 per share of Series B Stock for the Series B Debentures as of December 31, 2001. However, pursuant to these anti-dilution provisions, the actual conversion price for the Series A and C Debentures and the Series A stock remains at $4.00 per share and for the Series B Debentures remains at $400 per share; but upon conversion of these convertible securities the holder thereof will now also receive shares of Series B-1 Preferred Stock, in addition to Common Stock, in such amounts as to provide such holder an equity interest in the Company as though the conversion price for the Series A and C Debentures and Series A Stock on the one hand, and the Series B Debentures on the other hand, were decreased to $2.68 and $268 per share, respectively. As this table reflects beneficial ownership of the Company's voting securities (and the Series B-1 Preferred Stock is not a voting security of the Company), this table reflects conversion prices for the Series A Stock and for the Series A and C Debentures at $4.00 per share.

(4)         Based upon a Schedule 13D filed on June 12, 2000, as amended December 11, 2000, by RDV ALTCO, L.L.C., a Michigan limited liability company, RDV Corporation, a Michigan corporation, Richard M. DeVos, Jr., Daniel G. DeVos, Suzanne C. DeVos VanderWeide, Douglas L. DeVos, Jerry L. Tubergen, Elisabeth D. DeVos, Helen J. DeVos, The Richard M. and Helen J. DeVos Foundation, The Dick and Betsy DeVos Foundation, The Douglas and Maria DeVos Foundation, The Jerry L. and Marcia D. Tubergen Foundation, Windquest Group, Inc., a Michigan corporation, Buttonwood Capital, Inc., a Michigan corporation and RDV Capital Management L.P., a Delaware limited partnership (collectively, the "RDV Reporting Persons"), the RDV Reporting Persons may be deemed to beneficially own an aggregate of 12,995,576 shares of Common Stock, including 12,649,624 shares and 12,778,634 shares reflected as beneficially owned by Richard M. DeVos, Jr. and Jerry L. Tubergen, respectively. Based upon their Schedule 13D, the RDV Reporting Persons as a group have sole power to vote or to direct the vote and sole power to dispose or direct the disposition of 3,200,052 shares of Common Stock. Based upon their Schedule 13D, the RDV Reporting Persons, as a group may be deemed to beneficially own (i) 1,140,000 shares of Series A Stock; (ii) $40,722,000 Series A Debentures of the Company; (iii) $4,450,000 of the Company's 7.00% convertible subordinated debentures, due 2004 (the "7% Debentures"); and (iv) $16,000,000 of the Company's 5.25% convertible subordinated debentures, due 2002 (the "5.25% Debentures"), all of which are convertible at any time at the holders' option into 1,140,000, 10,180,500, 219,753 and 556,522 shares of the Company's Common Stock, respectively. Assuming conversion of the securities described above, the RDV Reporting Persons will have sole voting and dispositive power with respect to 3,200,052 shares of the Company's Common Stock. Certain shares reported as beneficially owned by the RDV Reporting Persons are also reported as beneficially owned by RDVEPCO and the Prince Reporting Persons (as defined below). For further information regarding the RDV Reporting Persons' beneficial ownership of the Company's Common Stock, please see the Schedule 13D referenced in this note. The principal business address of Richard M. DeVos, Jr. is 7575 Fulton Street East, Ada, Michigan 49355. Mr. Tubergen's principal business address is 500 Grand Bank Building, 126 Ottawa, N.W. Grand Rapids, Michigan 49503. In addition, the RDV Reporting Persons, including Richard M. DeVos, Jr. and Jerry L. Tubergen, may be deemed to beneficially own 65,776 shares of Series A Stock, as issued to RDVEPCO pursuant to a dividend on the Series A Stock on January 2, 2001, which is convertible into Common Stock.

(5)         Based upon a Schedule 13D filed on June 12, 2000, by EDP Assisted Living Properties, L.L.C., a Michigan limited liability company, Elsa D. Prince and Robert Haveman (collectively the "Prince Reporting Persons"), the Prince Reporting Persons may be deemed to beneficially own an aggregate of 10,674,583 shares of Common Stock, including 10,371,591 shares and 10,452,052 shares reflected as beneficially owned by Elsa D. Prince and Robert Haveman, respectively. Based upon their Schedule 13D, the Prince Reporting Persons as a group have sole power to vote or to direct the vote and sole power to dispose or direct the disposition of 525,523 shares of Common Stock. Based upon their Schedule 13D, the Prince Reporting Persons, as a group may be deemed to beneficially own (i) 1,140,000 shares of Series A Stock; (ii) $34,041,000 Series A Debentures of the Company; and (iii) $6,950,000 of 7.00% Debentures, all of which are convertible at any time at the holders' option into 1,140,000, 8,510,250, and 343,209 shares of the Company's Common Stock, respectively. Assuming conversion of the securities described above, the Prince Reporting Persons will have sole voting and dispositive power with respect to 525,523 shares of the Company's Common Stock. Certain shares reported as beneficially owned by the Prince Reporting Persons are also reported as beneficially owned by RDVEPCO and the RDV Reporting Persons. For further information regarding the Prince Reporting Persons' beneficial ownership of the Company's Common Stock, please see the Schedule 13D referenced in this note. The Prince Reporting Persons' principal business address is 190 S. River Avenue, Suite 300, Holland, Michigan 49423. In addition, the Prince Reporting Persons, including Elsa D. Prince and Robert Haveman, may be deemed to beneficially own 65,776 shares of Series A Stock, as issued to RDVEPCO pursuant to a dividend on the Series A Stock on January 2, 2001, which is convertible into Common Stock.

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

(7)         HBK Master Fund L.P. ("HBK Master Fund") owns $39,729,000 in face amount of the Series C Debentures of the Company, which are convertible into shares of the Company's Common Stock. Assuming conversion of such Series C Debentures, HBK Investments L.P. ("Investments") (pursuant to Investment Management Agreements among the parties) will have sole voting power and sole dispositive power with respect to the 9,932,250 shares of the Company's Common Stock issuable to HBK Master Fund. In addition, HBK Master Fund owns 1,100 shares of Common Stock and $11,370,000 in face amount of the 6.75% Debentures of the Company due 2006, which are convertible into shares of the Company's Common Stock. Assuming conversion of such 6.75% Debentures, Investments (pursuant to Investment Management Agreements among the parties) will have sole voting power and sole dispositive power with respect to the 557,900 shares of the Company's Common Stock issuable to HBK Master Fund.

The principal place of business of HBK Master Fund and Investments is 777 Main Street, Suite 2750, Fort Worth, Texas 76102.

(8)         Based upon a Schedule 13D filed by RDVEPCO on June 12, 2000, RDVEPCO may be deemed to beneficially own an aggregate of 9,650,250 shares of Common Stock. RDVEPCO was organized in December 1999 for the principal purpose of investing in or engaging in other financial transactions with Alterra. The principal business address of RDVEPCO is 500 Grand Bank Building, 126 Ottawa Avenue, N.W., Grand Rapids, Michigan 49503. RDVEPCO is managed by its two members, RDV ALTCO, L.L.C. and EDP Assisted Living Properties, L.L.C. For additional information regarding RDV ALTCO, L.L.C. and EDP Assisted Living Properties, L.L.C., see notes (3), (4) and (5) hereto. Based upon its Schedule 13D, RDVEPCO has sole power to vote or direct the vote and sole power to dispose or to direct the disposition of the 9,650,250 shares of Common Stock. Based upon its Schedule 13D, RDVEPCO owns (i) 1,140,000 shares of Series A Stock; and (ii) $34,041,000 Series A Debentures of the Company, all of which are convertible at any time at RDVEPCO's option into 1,140,000 and 8,510,250 shares of the Company's Common Stock, respectively. In addition, RDVEPCO may be deemed to beneficially own 65,776 shares of Series A Stock, as issued pursuant to a dividend on the Series A Stock on January 2, 2001, which is convertible into Common Stock. Assuming conversion of such Series A Stock and Series A Debentures, RDVEPCO will have sole voting and dispositive power with respect to 9,716,026 shares of the Company's Common Stock. Certain shares reported as beneficially owned by RDVEPCO are also reported as beneficially owned by the RDV Reporting Persons and the Prince Reporting Persons. For further information regarding RDVEPCO's beneficial ownership of the Company's Common Stock, please see the Schedule 13D referenced in this note.

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

(10)         Based upon its Schedule 13G filed on February 2, 2002, Dimensional Fund Advisors Inc. is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Its principal place of business is 1299 Ocean Avenue, 11 th Floor, Santa Monica, CA 90401. Dimensional Fund Advisors Inc. has sole voting power with respect to all of the share of the Company's Common Stock held by it.

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

(13)         Mr. Buchanan's beneficial ownership includes (i) 154,600 shares owned beneficially by Mr. Buchanan's spouse, Meredith Gail Buchanan; (ii) 50,000 shares owned jointly with Mr. Buchanan's spouse, Meredith Gail Buchanan; (iii) 22,000 shares held in trust for Mr. Buchanan's children for which trusts Mr. Buchanan is sole trustee; (iv) 11,000 shares beneficially owned by The Buchanan Family Foundation of which Mr. Buchanan is the sole trustee; and (v) 47,540 shares issuable upon the exercise of options that are exercisable on or within 60 days of March 15, 2002.

(14)         Mr. Vick's beneficial ownership includes (i) 674,495 shares owned jointly with Mr. Vick's spouse, Susan C. Vick; (ii) 22,000 shares held in trust for Mr. Vick's children for which trusts Mr. Vick is the sole trustee; and (iii) 5,700 shares beneficially owned by The Vick Foundation of which Mr. Vick is the sole trustee.

(15)         Includes shares issuable upon conversion of securities held by Holiday, a limited liability company organized for the principal purpose of participating in the Equity Transaction with Alterra, which acquired 110,000 shares of Series A Stock, $1,778,000 of Series A Debentures and $3,782,000 of Series B Debentures in the Equity Transaction. The principal place of business of Holiday is 3131 Elliott Avenue, Suite 500, Seattle, Washington 98121. Holiday is managed by each of William Colson, Norman Brenden, and Daniel R. Baty, each of whom may be deemed to beneficially own the shares of Common Stock and Series A Stock beneficially owned by Holiday.

(16)         Mr. Kennedy's beneficial ownership includes shares issuable upon the conversion of Series C Debentures held by Holiday Retirement Consulting, LLC, which is owned by Holiday Retirement Corp. and Mr. Kennedy. Mr. Colson is an executive officer, director and shareholder of Holiday Retirement Corp., but disclaims beneficial ownership of these shares.

(17)         Mr. Petty's beneficial ownership includes options to acquire 96,628 shares exercisable within 60 days of March 15, 2002.

(18)         Mr. Burleson's beneficial ownership includes options to acquire 8,141 shares exercisable within 60 days of March 15, 2002.

(19)         Mr. Geonnotti's beneficial ownership includes options to acquire 18,192 shares exercisable within 60 days of March 15, 2002.

(20)         Ms. Townsend serves as President of TD Capital Group, the Merchant Banking Division of Toronto-Dominion. However, Ms. Townsend disclaims beneficial ownership of any shares of the Company's capital stock beneficially owned by Toronto-Dominion. See note (6) above with respect to shares beneficially owned by Toronto-Dominion.

(21)         Includes options to acquire 348,856 shares exercisable within 60 days of March 15, 2002.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 2001, the Company entered into a Consulting Services Agreement with Holiday Consulting, an affiliate of Holiday Retirement Corp. Pursuant to the Consulting Services Agreement, Holiday Consulting is providing management and consulting services to the Company, including the services of Patrick F. Kennedy, the Company's Chief Executive Officer and President, as well as consulting and advisory services provided by other Holiday Consulting personnel. The terms of this agreement are summarized under the caption "Executive Compensation - Consulting and Employment Agreements." Mr. Kennedy and William Colson, a director of Alterra, are each executive officers, directors and stockholders of Holiday Retirement Corp. During 2001, $120,000 of consulting fees were paid to Holiday pursuant to this agreement.

In the past, the Company has retained a construction management/development firm active in the Pennsylvania, New Jersey and Delaware markets to assist the Company in developing new residences in these markets. Anthony R. Geonnotti, Jr., a Senior Vice President of the Company, is the President of this firm and owns approximately 5% of the firm. Mr. Geonnotti's wife owns approximately 30% of this firm. Development and construction expenditures, including construction management fees paid by the Company to this firm during 2001 were $1.4 million.

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

At the Company's option, the six-month term of the loan was extended by an additional six months whereupon the Bridge Loan became convertible into convertible subordinated debentures of the Company having rights and terms substantially similar to the Company's Series B Debentures, but having a conversion price equal to $75 per share of Series B Stock (a Common Stock equivalent price of $0.75 per share). Pursuant to the agreements with the bridge lenders, the bridge lenders will be entitled to participate in any transaction involving the issuance by the Company of equity or equity-linked securities during the term of the Bridge Loan.

As an inducement to make the Bridge Loan, the Company issued the bridge lenders warrants to purchase an aggregate of 60,000 shares of a newly designated class of the Company's preferred stock, the Series B-1 Non-Voting Participating Preferred Stock (the "Series B-1 Preferred Stock"), having rights and terms substantially similar to the Company's Series B preferred stock. Like the Series B preferred stock, each share of the Series B-1 Preferred Stock underlying the warrants has rights, other than voting rights, substantially similar to 100 shares of Common Stock of the Company. The five-year warrants are exercisable at a price of $75 per share for 20,000 shares of the Series B-1 Preferred Stock, $100 per share for 20,000 shares of the Series B-1 Preferred Stock and $125 per share for 20,000 shares of the Series B-1 Preferred Stock. Pursuant to the anti-dilution provisions operative in the $229.5 million of outstanding PIK Debentures and Series A Stock originally issued in the Equity Transaction, as a result of the issuance of these warrants and the Bridge Loan becoming convertible into convertible subordinated debentures due to the extension of the term of this Bridge Loan, effective as of December 31, 2001, the effective conversion price for these debentures and the Series A Stock decreased from $4.00 to $2.68 per share of Common Stock for the Series A and Series C Debentures and the Series A Stock and from $400 to $268 per share of Series B preferred stock for the Series B Debentures. The actual conversion price for the Series A and C Debentures and the Series A stock remains at $4.00 per share and for the Series B Debentures remains at $400 per share; however, upon conversion of these convertible securities the holder thereof will now also receive shares of Series B-1 Preferred Stock, in addition to Common Stock, in such amounts as to provide such holder an equity interest in the Company as though the conversion price for the Series A and C Debentures and Series A Stock on the one hand, and the Series B Debentures on the other hand, were decreased to $2.68 and $268 per share, respectively.

PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The following documents are filed as part of the report:

    FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

  REPORTS ON FORM 8-K. The Registrant filed no reports with the Securities and Exchange Commission on Form 8-K during the quarter ended December 31, 2001.

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

3.10	Certificate of Elimination of the Series B-1 Non-Voting Participating Preferred Stock filed with the Delaware Secretary of State on December 20, 2001 (filed herewith).
3.11

Certificate of Designation of the of the Series B-1 Non-voting Participating Redeemable Preferred Stock of the Registrant filed with the Delaware Secretary of State on December 20, 2001 (filed herewith).

3.12	Amended and Restated Bylaws of the Registrant dated February 13, 2001 (incorporated by reference to Exhibit 3.10 to the Registrant's Form 10-K for the year ended December 31, 2000).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Form S-1).
4.2

See Articles Four, Six, Seven, Eight, Nine, Ten and Eleven to the Registrant's Restated Certificate of Incorporation referenced at Exhibit 3.1 above, the Certificates of Amendment to the Restated Certificate of Incorporation referenced at Exhibits 3.3 and 3.4 above and the Certificates of Designation referenced at Exhibits 3.5, 3.8, 3.9 and 3.11 above.

4.3	See Articles 2, 3, 5, 7 and 8 to the Registrant's Amended and Restated Bylaws referenced at Exhibit 3.12 above.
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

4.18

Amendment to Rights Agreement dated made as of April 26, 2000 between the Registrant and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to the Registrant's Form10-Q for the period ending March 31, 2000).

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

4.21

Registration Rights Agreement dated as of March 5, 2001 by and between the Registrant and the Purchasers named therein in connection with the purchase of the Registrant's Series B-1 Non-Voting Participating Preferred Stock (incorporated by reference to Exhibit 4.21 to the Registrant's Form 10-K for the year ended December 31, 2000).

10.1

Employment Agreement dated as of November 1, 2000 by and between the Registrant and Steven L. Vick (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 2000). Represents an executive compensation plan or arrangement.

10.2	Consulting Services Agreement dated as of November 1, 2001 by and between the Registrant and Holiday Retirement Consulting Services LLC (filed herewith).
10.3

Employment Agreement dated as of November 1, 2000 by and between the Registrant and Mark W. Ohlendorf (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 2000). Represents an executive compensation plan or arrangement.

10.4	Post-Employment Compensation Agreement dated as of June 13, 2001 by and between the Registrant and Andrea Peck (filed herewith).
10.5	Employment Agreement dated as of June 8, 2001 by and between the Registrant and Chet Bradeen (filed herewith).
10.6

Exchange and Settlement Agreement by and among Assisted Living Equities, LLC, Alternative Living Services-New York, Inc. and the Registrant dated as of May 30, 2001 (certain exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits) (filed herewith).

10.7

Purchase Agreement by and between the Registrant, AHC Exchange Corporation, AHC Niagara, LLC and Pioneer Acquisition Company dated as of December 7, 2001 (certain exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits) (filed herewith).

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

10.11	Schedule of Assumption Agreements substantially similar to the Assumption Agreement referenced above (incorporated by reference to Exhibit 10.54 of the Form S-1).
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

10.16

Amended Schedule of Facility Leases which is substantially similar to the Form of Facility Lease referenced above (incorporated by reference to Exhibit 10.22 to Registrant's Form 10-K for the period ending December 31, 1999).

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

10.21	Amended Schedule of Facility Leases which are substantially similar to the Form of Facility Lease referenced above (filed herewith).
10.22	Guaranty by the Registrant to Meditrust Acquisition Corporation III (incorporated by reference to Exhibit 99.3 to the Registrant's Form 8-K filed December 2, 1997).
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

10.29

Amended Schedule of Facility Leases which is substantially similar to the MAC Form of Facility Lease referenced above (incorporated by reference to Exhibit 10.35 to Registrant's Form 10-K for the period ending December 31, 1999).

10.30

Facility Lease Agreement dated as of April 30, 1997 between Meditrust Acquisition Corporation III and ALS Leasing, Inc. for property located in Manlius, New York (incorporated by reference to Exhibit 10.36 to Registrant's Form 10-K for the period ending December 31, 1999).

10.31

Form of Facility Lease Agreement dated February 20, 1998 between Meditrust of Ohio, Inc. and Assisted Living Properties, Inc. (the "ALP Facility Leases") (incorporated by reference to Exhibit 10.37 to Registrant's Form 10-K for the period ending December 31, 1999).

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

10.35

Third Omnibus Amendment dated as of June 29, 2001 by and among the Registrant, Assisted Living Properties, Inc., ALS Leasing, Inc., Meditrust of Kansas, Inc., Meditrust Acquisition Company LLC and T and F Properties, LP. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ending June 30, 2001).

10.36

Guaranty and Suretyship Agreement by the Registrant in favor of Nomura Asset Capital Corporation dated March 31, 1998 ( incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ending March 31, 1998) .

10.37

Loan Agreement dated March 31, 1998 by and between ALS-Venture I, Inc. and Nomura Asset Capital Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the period ending March 31, 1998) .

10.38

Second Amendment to Loan Agreement and Reaffirmation Agreement by and between ALS-Venture I, Inc., Alterra Healthcare Corporation, ALS-Clare Bridge, Inc. and Capmark Services, L.P., as assignee of Nomura Asset Capital Corporation, dated April 7, 2000 (incorporated by reference to Exhibit 10.38 to the Registrant's Form 10-K for the year ended December 31, 2000).

10.39

Guaranty and Suretyship Agreement by the Registrant in favor of Nomura Asset Capital Corporation dated May 26, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ending June 30, 1998) .

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

10.44

Third Amendment to Loan Agreement and Reaffirmation Agreement dated November 29, 2000, by and between The Capital Company of America LLC and ALS-Venture II, Inc. (incorporated by reference to Exhibit 10.44 to the Registrant's Form 10-K for the year ended December 31, 2000).

10.45

Amended and Restated Financing and Security Agreement (Master Agreement) between ALS Holdings, Inc., et al, as Borrower, and Bank United, as agent, dated as of February 12, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the period ending March 31, 1999).

10.46

First Amendment to Amended and Restated Financing and Security Agreement dated as of October 29, 1999 between ALS Holdings, Inc., ALS Wisconsin Holdings, Inc. and Bank United, individually and as agent for itself and certain other lenders (incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-Q for the period ending September 30, 1999).

10.47

Second Amendment to Amended and Restated Financing and Security Agreement dated as of May 10, 2000 among ALS Holdings, Inc., ALS Wisconsin Holdings, Inc. and Bank United (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.48

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

10.50

Guaranty of Payment Agreement dated September 28, 1998, by the Registrant, for the benefit of Bank United (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the period ending September 30, 1998).

10.51

First Amendment to Guaranty of Payment Agreement dated as of October 29, 1999 by and among the Registrant and Bank United individually and as agent for itself and certain additional lenders (incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-Q for the period ending September 30, 1999).

10.52

Third Amendment to Guaranty of Payment Agreement dated as of May 10, 2000 by and among the Registrant and Bank United individually and as agent for itself and certain additional lenders (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.53

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

10.55

Forbearance and Collateral Account Agreement dated as of November 1, 2001 by and among ALS Holdings, Inc., ALS Wisconsin Holdings, Inc., Washington Mutual Bank FA (f/k/a Bank United), Firstar Bank Milwaukee, N.A. and AmSouth Bank (filed herewith).

10.56

Amendment No.1 to Forbearance and Collateral Account Agreement made as of December __, 2001 among ALS Holdings, Inc., ALS Wisconsin Holdings, Inc., Washington Mutual Bank FA, Firstar Bank Milwaukee, N.A. and AmSouth Bank (filed herewith).

10.57

Amended Schedule of Bank United Mortgage, Assignment and Security Agreements ("Bank United Mortgage") which are substantially similar to the Form of Bank United Mortgage referenced above (filed herewith).

10.58	Credit Agreement between the Registrant and Deutsche Bank AG dated October 6, 1998 (incorporated by reference to Exhibit 10.59 to the Registrant's Form 10-K for the period ending December 31, 1998).
10.59

Master Construction Line of Credit Agreement between the Registrant, Key Corporate Capital, Inc., and the lending institutions named therein, dated October 6, 1998 (incorporated by reference to Exhibit 10.60 to the Registrant's Form 10-K for the period ending December 31, 1998).

10.60

Amendment No. 3 to Master Construction Line of Credit Agreement dated as of March 1, 2000 between the Registrant, ALS National, Inc., Key Corporate Capital, Inc., Bank of America and the Lenders named therein (incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.61

Amendment No.4 to Master Construction Line of Credit Agreement dated as of May 25, 2000 between the Registrant, ALS National, Inc., Key Corporate Capital, Inc., Bank of America and the Lenders named therein (incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.62

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

10.64	Amended Schedule of Mortgages and Notes which are substantially similar to the Form of Key/ALS National Mortgages and Notes referenced above (filed herewith).
10.65

Master Loan Agreement between ALS West, Inc., the Registrant and Guaranty Federal Bank, F.S.B., as agent, and the Lenders named therein, dated as of January 8, 1999 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ending March 31, 1999).

10.66

Second Modification of Master Loan Agreement dated as of May 31, 2000 between ALS West, Inc., the Registrant and Guaranty Federal Bank, F.S.B. (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.67	Schedule of Properties financed under the Guaranty Federal Bank Master Loan Agreement (filed herewith).
10.68

Loan Agreement by and between ALS Financing, Inc. and GMAC Commercial Mortgage Corporation dated July 30, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ending September 30, 1998).

10.69

Loan Agreement between ALS Financing II, Inc. and GMAC Commercial Mortgage Corporation dated as of March 23, 1999 (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the period ending March 31, 1999).

10.70

Loan Agreement between AHC Purchaser, Inc. and GMAC Commercial Mortgage Corporation dated as of January 28, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ending March 31, 2000).

10.71

Master Construction Line of Credit Agreement among Third Party Investors I, LLC, the lending institutions and co-agents named therein and Key Corporate Capital, Inc. as Administrative Agent dated August 31, 1999 (exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules) (incorporated by reference to Exhibit 10.73 to the Registrant's Form 10-K for the year ended December 31, 2000).

10.72

Amendment No. 1 to Master Construction Line of Credit among Third Party Investors I, LLC, the lending institutions and co-agents named herein and Key Corporate Capital, Inc. as Administrative Agent dated March 1, 2000 (exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules (incorporated by reference to Exhibit 10.74 to the Registrant's Form 10-K for the year ended December 31, 2000).

10.73

Amendment No. 2 to Master Construction Line of Credit among Third Party Investors I, LLC, the lending institutions and co-agents named therein and Key Corporate Capital, Inc. as Administrative Agent dated May 25, 2000 (exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedule) (incorporated by reference to Exhibit 10.75 to the Registrant's Form 10-K for the year ended December 31, 2000).

10.74

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

10.75

Settlement Agreement dated as of March 6, 2002 by the Registrant, Third Party Investors I, LLC and Key Corporate Capital Inc. as Administrative Agent (certain exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits) (filed herewith).

10.76

Purchase Agreement and Agreement to Complete Construction dated as of June 14, 1999, by and between Omega Healthcare Investors, Inc. and Sterling House Corporation, ALS-Clare Bridge, Inc., and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the period ending June 30, 1999).

10.77

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

10.79

Lease Guaranty dated as of June 14, 1999, by the Registrant in favor of Omega Healthcare Investors, Inc. and Omega (Kansas), Inc. (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q for the period ending June 30, 1999).

10.80	Forbearance Agreement and Amendment to Master Leases dated as of January 31, 2002 by and between the Registrant, AHC Properties, Inc. and Omega Healthcare Investors, Inc. (filed herewith).
10.81	First Amendment to Security Agreements dated as of January 31, 2002 by and between the Registrant, AHC Properties, Inc., Omega Healthcare Investors, Inc. and Omega (Kansas), Inc. (filed herewith).
10.82

Amended and Restated Cross-Default Agreement dated as of January 31, 2002 by and between the Registrant, ALS-Clare Bridge, Inc., AHC Properties, Inc., Omega Healthcare Investors, Inc. and Omega (Kansas), Inc. (filed herewith).

10.83

Amended and Restated Master Lease Agreement dated as of July 1, 2001 among Health Care REIT, Inc.; HCRI North Carolina Properties, LLC; HCRI Tennessee Properties, Inc.; HCRI Texas Properties, Ltd. and the Registrant. (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the period ending June 30, 2001). (Certain exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits.)

10.84

First Amendment to the Amended and Restated Master Lease Agreement dated as of July 16, 2001 among Health Care REIT, Inc.; HCRI North Carolina Properties, LLC; HCRI Tennessee Properties, Inc.; HCRI Texas Properties, Ltd. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the period ending June 30, 2001).

10.85

Second Amendment to the Amended and Restated Master Lease Agreement dated as of December ___, 2001 among Health Care REIT, Inc., HCRI Indiana Properties, LLC, HCRI North Carolina Properties, LLC, HCRI Tennessee Properties, Inc., HCRI Texas Properties, Ltd., HCRI Wisconsin Properties, LLC and the Registrant (filed herewith).

10.86

Third Amendment to the Amended and Restated Master Lease Agreement dated as of March __, 2002 among Health Care REIT, Inc., HCRI Indiana Properties, LLC, HCRI North Carolina Properties, LLC, HCRI Tennessee Properties, Inc., HCRI Texas Properties, Ltd., HCRI Wisconsin Properties, LLC and the Registrant (filed herewith).

10.87

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

10.88

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

10.89

Participation Agreement dated as of July 16, 1999 between AHC Tenant, Synthetic Lessor, Lender, SELCO Service Corporation ("SELCO"), The First National Bank of Chicago ("FNB"), ZC Specialty Insurance Company ("ZC") and the Registrant (incorporated by reference to Exhibit 2.7 to the Registrant's Form 8-K filed August 4, 1999).

10.90

Trust Agreement dated as of July 16, 1999 between FNB, Lender, ZC, AHC Tenant, Synthetic Lessor, SELCO and the Registrant (incorporated by reference to Exhibit 2.8 to the Registrant's Form 8-K filed August 4, 1999).

10.91

Flow of Funds Agreement dated as of July 16, 1999 between Synthetic Lessor, Lender, ZC, FNB, AHC Tenant, the Registrant and certain other parties thereto (incorporated by reference to Exhibit 2.9 to the Registrant's Form 8-K filed August 4, 1999).

10.92

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

10.93	Guaranty dated as of July 16, 1999 executed by the Registrant (incorporated by reference to Exhibit 2.11 to the Registrant's Form 8-K filed August 4, 1999).
10.94	Promissory Note dated as of July 16, 1999 executed by Synthetic Lessor (incorporated by reference to Exhibit 2.12 to the Registrant's Form 8-K filed August 4, 1999).
10.95

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

10.96

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

10.97

Fourth Master Amendment dated June 30, 2000 between Pita General Corporation, AHC Tenant, Inc., the Registrant, Greenwich Capital Financial Products, Inc., SELCO Service Corporation, The First National Bank of Chicago, ZC Specialty Insurance Company, and certain other parties as defined therein (incorporated by reference to Exhibit 10.100 to the Registrant's Form 10-K for the year ended December 31, 2000).

10.98

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

10.99

Form of Multifamily Note ("Form of Amresco Note") by ALS Kansas, Inc. to Amresco Capital, L.P. dated July 16, 1999 (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q for the period ending September 30, 1999).

10.100

Schedule of Mortgages and Notes which are substantially similar to the Form of Amresco Mortgage and Form of Amresco Note referenced above (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q for the period ending September 30, 1999).

10.101	Form of Lease dated July 16, 1999 between LTC Properties, Inc. and the Registrant (incorporated by reference to Exhibit 10.113 to the Registrant's Form 10-K for the period ending December 31, 1999).
10.102

Schedule of LTC Leases which are substantially similar to the Form of LTC Lease referenced above (incorporated by reference to Exhibit 10.114 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.103

Amendment to Leases dated as of November 30, 1998 between LTC Properties, Inc., Kansas-LTC Corporation, Texas-LTC Limited Partnership, the Registrant and Sterling House Corporation (incorporated by reference to Exhibit 10.115 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.104

Form of Building Loan Agreement ("Key Loan Agreement") dated as of January 14, 2000 between Key Corporate Capital Inc. and Clinton Brookside Drive, LLC (incorporated by reference to Exhibit 10.116 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.105	Form of Amended and Restated Secured Promissory Note ("Key Promissory Note") dated December 21, 2001 between Key Corporate Capital Inc. and Clinton Brookside Drive, LLC (filed herewith).
10.106	Form of Amended and Restated Guaranty of Payment and Performance dated as of December 21, 2001 from the Registrant to Key Corporate Capital Inc. ("Amended Key Guaranty") (filed herewith).
10.107	Amended Schedule of Key Loan Agreements, Key Promissory Notes and Amended Key Guaranties which are substantially similar to the forms referenced above (filed herewith).
10.108

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

10.109

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

10.110

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

10.111

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

10.112

Section 2.2(a) Purchase Agreement and Assignment dated as of May 31, 2000 between the Registrant, the Purchasers name therein and HBK Master Fund L.P. (incorporated by reference to Exhibit 99.7 to the Registrant's Form 8-K filed on June 8, 2000).

10.113

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

10.116	Amended Schedule of properties mortgaged under the Sovereign Bank Loan Agreement and mortgages which are substantially similar to the Sovereign Mortgage referenced above (filed herewith) .
10.117

Revolving Credit Agreement dated August 19, 1997 between the Registrant and Firstar Bank Milwaukee, NA. (incorporated by reference to Exhibit 10.128 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.118

Revolving Credit Note dated August 19, 1997 between Registrant and Firstar Bank Milwaukee, NA. (incorporated by reference to Exhibit 10.129 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.119

Amendment to Revolving Credit Agreement and Revolving Credit Note dated February 27, 1999 between Registrant and Firstar Bank Milwaukee, NA. (incorporated by reference to Exhibit 10.130 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.120

Second Amendment to Loan Agreement and Related Documents dated September 9, 1999 between Registrant and Firstar Bank Milwaukee, NA (incorporated by reference to Exhibit 10.131 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.121

Waiver and Amendment No. 3 to Credit Agreement dated March 27, 2000 between the Registrant and Firstar Bank Milwaukee, NA (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.122

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

10.124

Form of Deed of Trust ("Mortgage/Deed of Trust") dated August 31, 2000 between the Registrant, First Bank as Lender and Chicago Title Insurance Company as Trustee (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q for the period ending September 30, 2000).

10.125	Amended Schedule of Firstar Mortgages and Deeds of Trust which are substantially in the form of Mortgage/Deed of Trust referenced above (filed herewith).
10.126

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

10.127

First Amendment to Loan Agreement dated as of December 31, 2000 between Heller Healthcare Finance, Inc. and AHC Borrower I, Inc. (incorporated by reference to Exhibit 10.142 to the Registrant's Form 10-K for the year ended December 31, 2000).

10.128

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

10.129	Amended Schedule of Heller Mortgages and Deeds of Trust which are substantially in the form of Heller Mortgage/Deed of Trust referenced above (filed herewith).
10.130	Office Lease dated December 31, 2001 between the Registrant and Innovation Partners, LLC (filed herewith).
10.131	Form of Promissory Note dated December 31, 2001 from the Registrant to the Payees set forth in the schedule attached thereto (filed herewith).
10.132	Form of Subordinated Promissory Note dated December 31, 2001 from the Registrant to the Payees set forth in the schedule attached thereto (filed herewith).
11.1	Statement re: Computation of Per Share Earnings.
21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of KPMG LLP (filed herewith).

  Schedule of Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Write-offs		Balance at
	Beginning	Costs and	and	Other	End of
	of Period	Expenses	Disposals	Changes	Period

Allowance for Uncollectible Accounts Receivable

Year Ended December 31, 1999	(501,418)	(2,524,699)	164,730	---	(2,861,387)

Year Ended December 31, 2000	(2,861,387)	(2,012,785)	2,465,267	---	(2,408,905)

Year Ended December 31, 2001	(2,408,905)	(3,771,337)	1,651,007	---	(4,529,235)

Tax Valuation Allowance

Year Ended December 31, 1999	---	---	---	---	---

Year Ended December 31, 2000	---	---	---	(53,042,000)	(53,042,000)

Year Ended December 31, 2001	(53,042,000)	---	---	(108,405,000)	(161,447,000)

Reserve for Loss on Disposal

Year Ended December 31, 1999	---	---	---	---	---

Year Ended December 31, 2000	---	---	---	---	(22,163,468)

Year Ended December 31, 2001	(22,163,468)	(161,247,224)	32,888,982	---	(150,521,710)

Independent Auditors' Report

The Board of Directors and Stockholders
Alterra Healthcare Corporation

Under the date of March 29, 2002 we reported on the consolidated balance sheets of Alterra Healthcare Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in Part IV, Item 14(2) of the annual report on Form 10-K for the year 2001. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of Alterra Healthcare Corporation and subsidiaries referred to above contains an explanatory paragraph that states that the Company has suffered recurring losses from operations and was in violation of certain debt covenants and cross covenants as of December

31, 2001. As a results of the covenant violations and cross covenant violations, the Company is in default of the related debt. Additionally, the Company did not make certain scheduled loan principal and lease payments due in March of 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

KPMG LLP
Chicago, Illinois
March 29, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on the 29th day of March, 2002.

ALTERRA HEALTHCARE CORPORATION

By: /s/Mark W. Ohlendorf
Mark W. Ohlendorf Senior Vice President, Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Patrick F. Kennedy
Patrick F. Kennedy	President and Chief Executive Officer	March 29, 2002

/s/ Mark W. Ohlendorf	Senior Vice President, Chief Financial
Mark W. Ohlendorf	Officer, Treasurer and Secretary	March 29, 2002
(Principal Financial Officer)

/s/ Kristin A. Ferge	Vice President and Assistant Secretary
Kristin A. Ferge	(Principal Accounting Officer)	March 29, 2002

Jerry L. Tubergen	Chairman of the Board and Director	March 29, 2002

/s/ Timothy J. Buchanan
Timothy J. Buchanan	Director	March 29, 2002

/s/ Gene E. Burleson
Gene E. Burleson	Director	March 29, 2002

/s/ William E. Colson
William E. Colson	Director	March 29, 2002

/s/ Ronald G. Geary
Ronald G. Geary	Director	March 29, 2002

/s/ Robert Haveman
Robert Haveman	Director	March 29, 2002

/s/ William G. Petty, Jr.
William G. Petty, Jr.	Director	March 29, 2002

/s/ Natalie Townsend
Natalie Townsend	Director	March 29, 2002