Form 10-K/A
period 2001-12-30
ALTERRA HEALTHCARE CORP
filed 2002-04-01
CIK 1013218

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

Commission File Number 1-11999

ALTERRA HEALTHCARE CORPORATION

(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State of Incorporation) 10000 Innovation Drive Milwaukee, WI (Address of Principal Executive Offices)	39-1771281 (I.R.S. Employer Identification No.) 53226 (Zip Code)

(414) 918-5000
(Registrant's Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EXCHANGE ON WHICH REGISTERED
Common Stock, Par Value $.01 Per Share	American Stock Exchange
5.25% Convertible Subordinated Debenture Due 2002	American Stock Exchange
Series A Junior Preferred Stock Purchase Rights	American Stock Exchange

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

EXPLANATORY NOTE

         This Report on Form 10-K/A amends and restates in its entirety the Signature Page of the Annual Report on Form 10-K of Alterra Healthcare Corporation (the "Company") for the fiscal year ended December 31, 2001.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERRA HEALTHCARE CORPORATION.

By:    /s/Kristin A. Ferge

Kristin A. Ferge
Vice President, Assistant Secretary

Dated: April 1, 2002