Form 10-K/A
period 2001-12-31
ALTERRA HEALTHCARE CORP
filed 2002-04-01
CIK 1013218

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

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

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

EXPLANATORY NOTE

         This Report on Form 10-K/A amends and restates in its entirety the Signature Page of the Annual Report on Form 10-K of Alterra Healthcare Corporation (the "Company") for the fiscal year ended December 31, 2001 (inadvertently omitted from the initial filing of Form 10-K/A).

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Patrick F. Kennedy
Patrick F. Kennedy	President and Chief Executive Officer	March 29, 2002

/s/ Mark W. Ohlendorf	Senior Vice President, Chief Financial
Mark W. Ohlendorf	Officer, Treasurer and Secretary	March 29, 2002
(Principal Financial Officer)

/s/ Kristin A. Ferge	Vice President and Assistant Secretary
Kristin A. Ferge	(Principal Accounting Officer)	March 29, 2002

/s/ Jerry L. Tubergen
Jerry L. Tubergen	Chairman of the Board and Director	April 1, 2002

/s/ Timothy J. Buchanan
Timothy J. Buchanan	Director	March 29, 2002

/s/ Gene E. Burleson
Gene E. Burleson	Director	March 29, 2002

/s/ William E. Colson
William E. Colson	Director	March 29, 2002

/s/ Ronald G. Geary
Ronald G. Geary	Director	March 29, 2002

/s/ Robert Haveman
Robert Haveman	Director	March 29, 2002

/s/ William G. Petty, Jr.
William G. Petty, Jr.	Director	March 29, 2002

/s/ Natalie Townsend
Natalie Townsend	Director	March 29, 2002

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