Form 10-K/A
period 2001-12-30
ALTERRA HEALTHCARE CORP
filed 2002-04-24
CIK 1013218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

Explanatory Note

      This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of Alterra Healthcare Corporation (the "Company") for the fiscal year ended December 31, 2001 (the "2001 Form 10-K"):

      Item 8 of the 2001 Form 10-K has been amended to provide corrected information for the line item "Changes in investments in and advances to unconsolidated affiliates" for year 2001 on the "Consolidated Statements of Cash Flows."

     Item 11 has been amended to provide additional disclosure regarding 2001 option grants under the subsection entitled "Option Grants in Last Fiscal Year."

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

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2001, 2000 and 1999
(In thousands)

2001	2000	1999
Cash flows from operating activities:
Net loss	$(299,927)	$(117,806)	$(27,806)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	42,198	36,210	21,178
PIK interest	24,303	12,483	--
Amortization of deferred financing costs	9,786	8,595	3,679
Extraordinary gain on extinguishment of debt	--	(13,768)	--
Loss on disposal	189,287	22,515	--
Deferred income taxes	120	19,904	(16,732)
Equity in net loss from investments in unconsolidated affiliates	16,902	14,762	1,442
Minority interest in losses of consolidated subsidiaries	(426)	(1,264)	(4,018)
(Decrease) increase in net resident receivable	350	(4,633)	(3,106)
Decrease in pre-opening costs	--	--	7,856
Decrease (increase) in income tax receivable	42	5,438	(5,557)
Decrease (increase) in other current assets	7,176	(12,912)	(7,569)
(Decrease) increase in accounts payable	(12,723)	(231)	1,082
Increase in accrued expenses and deferred rent	4,161	8,653	10,011
Increase in past due interest and late fees	17,900	--	--
(Decrease) increase in accrued development reserve costs	(1,147)	(11,555)	13,348
Changes in other assets and liabilities, net	11,683	5,018	11,550
Net cash (used in) provided by operating activities	9,685	(28,591)	5,358

Cash flows (used in) from investing activities:
Payments for property, equipment and project development costs	(23,932)	(86,092)	(181,794)
Net proceeds from sale of property and equipment	73,926	2,217	18,263
Decrease (increase) in notes receivable, net of reserve	4,463	(9,349)	(21,544)
Acquisitions of facilities, net of cash	--	(20,896)	(21,806)
Changes in investments in and advances to unconsolidated affiliates	188	(4,126)	--
Purchase of limited partnership interests	(782)	(35,742)	(64,355)
Increase in long-term investments	--	--	(23,821)
Net cash provided by (used in) investing activities	53,863	(153,988)	(295,057)

Cash flows from financing activities:
Proceeds (repayments) of short-term borrowings	767	(19,228)	(1,130)
Repayments of long-term obligations	(99,050)	(106,980)	(78,258)
Proceeds from issuance of debt	5,491	127,432	273,049
Proceeds from issuance of convertible debt	--	197,926	--
Payments for financing costs	(1,068)	(18,427)	(8,550)
Proceeds from sale/leaseback transactions	26,458	--	78,387
Issuance of preferred stock, common stock and other capital contributions	142	4,568	797
Contributions by minority partners and minority stockholders	20	2,248	3,511
Net cash provided by financing activities	(67,240)	187,539	267,806

Net (decrease) increase in cash and cash equivalents	(3,692)	4,960	(21,893)

Cash and cash equivalents:
Beginning of year	23,688	18,728	40,621
End of year	$19,996	$23,688	$18,728

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$89,887	$79,898	$46,523
Cash (refunded) paid during year for income taxes	$(50)	$(4,596)	$1,424
Debt assumed	$--	$48,887	$--

Non cash items:
Synthetic lease assets consolidated	$112,236	$--	$--
Synthetic lease debt consolidation	$119,726	$--	$--
Notes issued in exchange for joint venture interests	$14,565	1	$--	$--

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

  Mr. Bradeen joined the Company in June 2001.

Option Grants in Last Fiscal Year

The following table sets forth information concerning options issued to the Named Executives during 2001.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted in 2001 to Employees	Exercise Price Per Share	Expiration Date	Grant Date Present Value (3)
Patrick F. Kennedy	---	---	---	---	---
Steven L. Vick (1)	500,000	50%	$1.31	1/5/11	440,000
Chet H. Bradeen	---	---	---	---	---
Anthony R. Geonnotti, Jr.	---	---	---	---	---
Mark W. Ohlendorf (2)	500,000	50%	$1.31	1/5/11	440,000
Andrea L. Peck	---	---	---	---	---

  Represents options granted to Mr. Vick on January 5, 2001 pursuant to his employment agreement. The options provided for three-year vesting, subject to special accelerated vesting in the event Mr. Vick's employment was terminated under certain circumstances and full vesting in the event of a "change of control" of the Company. Pursuant to Mr. Vick's separation agreement, all outstanding options granted to Mr. Vick were extinguished as of February 15, 2002.

  Represents options granted to Mr. Ohlendorf on January 5, 2001 pursuant to his employment agreement. The options provide for three-year vesting, subject to special accelerated vesting in the event Mr. Ohlendorf's employment is terminated under certain circumstances and full vesting in the event of a "change of control" of the Company.

  The Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. The Company's use of this model should not be construed as an endorsement of its accuracy at valuing options. Accordingly, there is no assurance that the value realized by an executive, if any, will be at or near the value estimated by the Black-Scholes model. Future compensation resulting from option grants is based solely on the performance of the Company's stock price. The following weight-averaged assumptions were made for purposes of calculating the original Grant Date Present Value for options granted by the Company: an option term of ten years, average volatility of 50%, divided yield of 0.0%, a risk-free interest rate of 5.00%, and a projected exercise period of seven years.

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

ALTERRA HEALTHCARE CORPORATION

By: /s/ Mark W. Ohlendorf
Mark W. Ohlendorf
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary

Dated: April 24, 2002