Form 10-Q
period 2002-03-31
ALTERRA HEALTHCARE CORP
filed 2002-05-15
CIK 1013218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

Form 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of March 31, 2002: 22,219,168.

ALTERRA HEALTHCARE CORPORATION
INDEX

	Part I. Financial Information
		Page No.
Item 1.	Financial Statements:

	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	1

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	3

	Notes to Condensed Consolidated Financial Statements	4-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Part II. Other Information

Item 1.	Legal Proceedings	22

Item 3.	Defaults Upon Senior Securities	23

Item 6.	Exhibits and Reports on Form 8-K	24-25

PART 1. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,759	$19,996
Accounts receivable, net	11,806	10,539
Notes receivable, net	490	500
Assets held for sale	98,103	88,166
Other current assets	31,472	31,346
Total current assets	162,630	150,547
Property and equipment, net	691,442	727,416
Restricted cash and investments	2,954	3,312
Goodwill, net	49,050	104,915
Other assets	49,825	52,010
Total assets	$955,901	$1,038,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term obligations, including convertible debt	$952,676	$977,651
Current debt maturities on assets held for sale	144,036	140,054
Short-term notes payable	10,753	10,753
Accounts payable	3,616	4,450
Accrued expenses	67,497	62,336
Deferred rent and refundable deposits	14,281	16,048
Total current liabilities	1,192,859	1,211,292
Long-term obligations, less current installments	93,888	82,752
Deferred gain on sale and other	4,933	5,593
Redeemable preferred stock	5,645	5,489
Stockholders' equity:
Preferred stock, 2,500,000 shares authorized and 1,550,000 of which have been designated at March 31, 2002 and December 31, 2001, none of which are outstanding	--	--
Common stock, $.01 par value; 100,000,000 shares authorized; of which 22,219,168 were issued and outstanding, on March 31, 2002 and December 31, 2001	221	221
Treasury stock, $.01 par value; 11,639 shares in 2002 and 2001	(163)	(163)
Additional paid-in capital	179,526	179,526
Accumulated deficit	(521,008)	(446,510)
Total stockholders' (deficit)	(341,424)	(266,926)
Total liabilities and stockholders' (deficit)	$955,901	$1,038,200

See accompanying notes to condensed consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In Thousands)

	Three Months Ended March 31
	2002	2001
Revenue:
Resident service fees	$124,432	$125,547
Other	1,116	1,767
Operating revenue	125,548	127,314

Operating expenses (income):
Residence operations	83,478	86,067
Lease expense	15,062	20,950
Lease income	(4,024)	(5,544)
General and administrative	10,540	11,411
(Gain) loss on disposal	(2,011)	12,036
Depreciation and amortization	7,939	9,222
Total operating expenses	110,984	134,142
Operating income (loss)	14,564	(6,828)

Other expense:
Interest expense, net	17,529	16,860
Amortization of financing costs	2,054	2,428
Convertible debt paid in kind ("PIK") interest	6,136	6,352
Equity in losses of unconsolidated affiliates	2,274	4,522
Minority interest in losses of consolidated subsidiaries	--	44
Total other expense	27,993	30,206

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(13,429)	(37,034)

Income tax expense	(30)	(30)

Loss from continuing operations before cumulative effect of change in accounting principle	$(13,459)	$(37,064)

Loss on discontinued operations	(6,344)	(558)

Cumulative effect of change in accounting principle	(54,695)	--

Net loss	$(74,498)	$(37,622)

Earnings per common share - basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle - basic and diluted	(.61)	(1.68)
Loss on discontinued operations - basic and diluted	(.28)	(.02)
Cumulative effect of change in accounting principles - basic and diluted	(2.46)	--
Net loss per common share - basic and diluted	$(3.35)	$(1.70)
Weighted average common shares outstanding:
Basic	22,219	22,110
Diluted	22,219	22,110

See accompanying notes to condensed consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(74,498)	$(37,622)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,939	9,383
PIK Interest	6,136	6,352
Amortization of deferred financing costs	2,054	2,428
Cumulative effect of change in accounting principle	54,695	--
(Gain) loss on disposal	(2,011)	12,036
Loss on discontinued operations	6,344	--
Equity in net loss from investments in unconsolidated affiliates	2,274	4,522
(Decrease) increase in net resident receivable	(1,267)	963
Decrease in other current assets	24	15,889
Decrease in accounts payable trade	(834)	(4,175)
(Decrease) increase in accrued expenses and deferred rent	(302)	10,552
Increase in past due interest and late fees	2,481	--
Increase (decrease) in accrued reserve costs and merger charges	--	8,399
Changes in other assets and liabilities, net	5,743	(13,364)
Net cash provided by operating activities	8,778	15,363

Cash flows from investing activities:
Payments for property, equipment and project development costs	(1,622)	(12,374)
Net proceeds from sale of property and equipment	8,912	84
Decrease (increase) in notes receivable, net	10	(213)
Changes in investments in and advances to unconsolidated affiliates	274	(4,522)
Net cash provided (used) in investing activities	7,574	(17,025)

Cash flows from financing activities:
Repayments of short-term borrowings	--	(844)
Repayments of long-term obligations	(15,360)	(10,818)
Proceeds from issuance of debt	--	14,248
Payments for financing costs	(229)	(188)
Net cash (used) provided by financing activities	(15,589)	2,398

Net increase in cash and cash equivalents	763	736

Cash and cash equivalents:
Beginning of period	19,996	23,688
End of period	$20,759	$24,424

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$15,198	$10,174
Cash refunded during period for income taxes	$(8)	$(82)

See accompanying notes to condensed consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)      Basis of Presentation

      The condensed consolidated balance sheets as of March 31, 2002 and December 31, 2001, the condensed consolidated statements of operations for the three months ended March 31, 2002 and 2001, and the condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 contained in this Quarterly Report on Form 10-Q include the accounts of Alterra Healthcare Corporation ("Alterra" or the "Company") and our affiliates which are under our common financial control. All significant intercompany accounts have been eliminated in consolidation. In our opinion, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of these condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

      The condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2001, as amended.

(2)     Restructuring Activities

      In February 2001 our overall cash position had declined to a level which we believed to be insufficient to operate the Company. Accordingly, in February 2001 we retained financial advisors and special reorganization counsel to assist us in evaluating alternatives to restore financial viability. To conserve cash and protect the financial integrity of our operations, beginning in March 2001 we have elected not to make selected scheduled debt service and lease payments, of which $6.2 million remains unpaid as of March 31, 2002. As a result, we are in default under several major loan and lease facilities. We believe that our operating cash flow has improved and will continue to improve due to overhead reductions that have been implemented and increases in monthly rents that we charge to our residents which were effective in 2001 and that we project will occur in 2002. Nevertheless, we believe that our operations will not produce sufficient cash flow to satisfy all of our obligations until the conclusion of our restructuring activities, which have commenced.

      In March of 2001 we began to implement a restructuring plan ("Restructuring Plan"), the principal objectives of which are:

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

      The principal components of our Restructuring Plan are the disposition of selected assets and the restructuring of our capital structure, including our "senior capital" constituencies comprised principally by our secured indebtedness and leases (operating and capital), our "junior capital" constituencies comprised principally by our convertible pay-in-kind (PIK) debentures, our other convertible subordinated debentures and our equity capitalization, and our remaining joint venture relationships. Discussions with various senior capital structure constituencies commenced in the spring of 2001 and are ongoing. While several binding restructuring arrangements have been executed, negotiations with respect to the majority of our secured debt arrangements have not been concluded. Negotiations with junior capital structure constituencies have not commenced, as these negotiations are dependent upon the outcome of our negotiations with senior capital structure constituencies and the fact that, pursuant to the subordination provisions governing our convertible subordinated debentures, we are limited in our ability to restructure the convertible subordinated debentures until we have cured pending defaults related to our secured indebtedness. Given that significant restructuring discussions and negotiations are still to be concluded, we expect that we may be making modifications to the Restructuring Plan to address issues that arise during the course of these negotiations.

Portfolio Rationalization. The Restructuring Plan calls for the disposition of a substantial number of our residences (collectively, the "Disposition Assets") that we have determined to be non-strategic for one of a variety of reasons, including the geographic location of certain of these residences. The disposition of the residences included in the Disposition Assets are expected to be accomplished primarily by actively working with the lenders and lessors to identify new operators and selling assets through an organized sales process.

      Beginning in April 2001, we started to market the Disposition Assets. Potential buyers, brokers and lenders were provided various information related to the Disposition Assets and confidentiality agreements have been executed with a number of interested parties. We recognized a pre-tax loss from operations of $189.2 million during the year ended December 31, 2001 to reflect the Disposition Assets at the lower of carrying value or estimated fair value less costs to sell and to write off the carrying value of assets associated with 17 terminated residence leases. During the three months ended March 31, 2002, we recognized a gain on disposal of $2.0 million relating to the sale or lease termination of six residences. In addition, we are discussing a number of alternatives with our lenders and lessors to address any potential cash shortfalls that may result from the dispositions. A condition to our disposing of the Disposition Assets will be obtaining the consent of the applicable lender or lessor and, in certain cases, the consent of the applicable joint venture partner. As of March 31, 2002, 66 residences representing 3,052 resident capacity have either been sold or transferred to a new lessee. In addition, we sold 10 land parcels. As of March 31, 2002, approximately $148.9 million is reserved for losses relating to future asset sales or lease terminations.

Restructuring of Our Senior Indebtedness and Leases. In addition to active efforts to effect the sale or other disposition of the Disposition Assets, we have commenced discussions with many of our secured lenders and lessors to restructure certain of our debt and lease obligations.

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

Secured Lender Negotiations. Management is actively seeking to restructure secured loan facilities that, in management's view, would generate significant deficiency claims (i.e., claims in excess of the value of the applicable mortgage portfolio) in the event the applicable lenders sought to call the loan and foreclose on their collateral. Management believes that three credit facilities representing $251.6 million in aggregate financing (secured by mortgages on 54 residences with a capacity of 3,390 beds) appear to represent significant potential deficiency claims in the range of $90 million to $160 million. In these negotiations, we are seeking to obtain a release of these potential deficiency claims against the Company in exchange for our agreement to cooperate with the applicable lenders to facilitate an orderly transition of ownership (and, in certain cases, management) of the mortgaged residences to the lenders or their designees (through deed-in-lieu of foreclosure transactions or so-called friendly foreclosures). In transitioning ownership of the mortgaged residences to the lenders, we are offering to provide interim or long-term management services to the lenders with respect to the mortgaged residences. As of March 31, 2002, we have executed one definitive agreement of this type with one lender group with regard to a credit facility representing $39.0 million of financing secured by 11 residences with an aggregate capacity of 482 beds and are in active negotiations with the lenders of three other "impaired" credit facilities.

      In addition to these impaired credit facilities, we are also seeking to negotiate amendments and modifications with the applicable lenders with respect to our other principal secured credit facilities in order to, depending on the specific case, reset covenants, obtain consent to sell certain mortgaged residences, secure waivers of prior defaults and, in certain cases, to extend scheduled maturities. These credit facilities represent $401.9 million of financing secured by an aggregate of 137 residences with a capacity of 6,135 beds. Discussions with certain (but not all) of these lenders have commenced, but none have yet resulted in definitive binding restructuring agreements.

REIT Lessor Negotiations. We currently have five multi-residence portfolios leased from various REITs. These portfolios include an aggregate of 204 residences with a capacity of 8,928 beds. We have completed the restructuring of four of our leased portfolios (aggregate of 164 residences with 7,240 beds). These restructurings included the amendment of certain lease covenants and terms and, in three lease facilities, the conversion of individual leases into single master leases. The cash rent due under one lease facility was modified through the application of various deposits held by the landlord to satisfy a portion of the cash rent obligation in the early years of the restructured master lease.

      Restructuring negotiations are currently underway with respect to our one remaining REIT-leased portfolio. In these restructuring negotiations, we are seeking to extend lease terms, revise covenants as necessary, and obtain additional funding for capital expenditures. In consideration for these modifications, the applicable REIT lessor is requesting that we convert individual leases into multi-residence master lease.

Restructuring of Junior Capital Structure. As of March 31, 2002, the Company's junior capital structure is comprised of approximately $422.4 million of unsecured debt and equity capitalization comprised of $5.6 million aggregate principal amount of 9.75% Series A Cumulative Convertible Preferred Stock due May 30, 2007 (the "Series A Stock") and 22.2 million shares of Common Stock. The principal components of the Company's unsecured indebtedness as of March 31, 2002 (amounts exclude accrued but unpaid interest) include:

i.      $10.0 million aggregate principal face amount of 9.0% promissory notes due in December 2006, issued in connection with the restructuring of certain joint venture arrangements (the "Unsecured Notes");

ii.      $235.1 million aggregate principal amount of 9.75% pay-in-kind convertible debentures due May 30, 2007, (the "PIK Debentures") issued in three separate series in the Equity Transaction;

iii.      $112.0 million aggregate principal amount of 5.25% convertible subordinated debentures due December 15, 2002 (the "5.25% Debentures");

iv.      $40.4 million aggregate principal amount of 7.00% convertible subordinated debentures due June 1, 2004 (the "7.00% Debentures"); and

v.      $34.9 million aggregate principal amount of 6.75% convertible subordinated debentures due June 30, 2006 (the "6.75% Debentures").

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

  All obligations relating to the Original Debentures, as well as all other indebtedness of the Company, would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Series A Stock and Common Stock; and

  All liquidation preferences related to our outstanding Series A Stock (approximately $5.6 million as of December 31, 2001) would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Common Stock.

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

Joint Venture Arrangements. The Restructuring Plan calls for us to seek to acquire joint venture interests in certain of our residences in order to simplify our capital structure. In many cases, our acquisition of these joint venture interests (or termination of the applicable joint venture's interest in our residences) is necessary for us to satisfy restructuring requirements established by our senior lenders and lessors.

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

      We are engaged in buy-out negotiations with investor groups who currently have joint venture interests in 45 residences in the aggregate. No assurance may be given as to whether these negotiations will result in an agreement as to the Company acquiring 100% of these joint venture entities. If these negotiations fail, the Company's ability to restructure certain of its senior capital financing facilities may be adversely affected. If lenders or lessors providing financing to the Company with respect to residences operated by joint ventures seek to foreclose on their mortgages or to terminate their leases, and as a result joint venture entities have their right to operate such residences impaired, Alterra may be forced to defend damage claims asserted by certain of its joint venture partners.

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

(3)      New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," having a required effective date for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 effective January 1, 2002 and as a result, is no longer amortizing $104.9 million of goodwill as of that date.

      Under the transitional provisions of SFAS No. 142, the Company identified its reporting units and performed impairment tests on the net goodwill associated with each of these reporting units. The fair value of the owned reporting units was determined by estimating the terminal value of the future cash flows. The fair value of the leased reporting units was determined by estimating the present value of the cash flows for the life of the lease. Based on this impairment testing, the Company recorded an impairment loss of $54.7 million in the first quarter. The impairment loss has been recorded as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2002.

      In accordance with SFAS No. 142, the effect of this accounting change is applied prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior period is as follows (in thousands, except per share amounts):

	For the Three Months
	Ended March 31,
	2002	2001

Reported net loss from continuing operations before cumulative effect of change in accounting principle	$(13,459)	$(37,064)
Add: Goodwill amortization	--	1,640

Adjusted net loss from continuing operations before cumulative effect of change in accounting principle	$(13,459)	$(35,424)

Basic and diluted earnings per share:

Reported net loss per share from continuing operations before cumulative effect of change in accounting principle	(.61)	(1.68)
Goodwill amortization, per share	--	0.07

Adjusted basic and diluted net loss per share from continuing operations before cumulative effect of change in accounting principle	$(.61)	$(1.61)

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations (SFAS No. 143)." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company adopted SFAS No. 144 beginning on January 1, 2002. As a result of the adoption of SFAS No. 144, the Company has reclassified to discontinued operations the revenues and expenses of 5 residences with a capacity of 216 beds that were part of an executed deed in lieu restructuring agreement. For comparative purposes and in accordance with SFAS No. 144, the March 31, 2001 financial statements have been restated for comparative purposes to reflect this classification. Those assets classified as held for sale at December 31, 2001 continue to be accounted for in accordance with SFAS No. 121.

(4)      Assets Held for Sale

      As part of our Restructuring Plan, our Board of Directors has adopted an asset disposition plan to dispose or terminate leases on 107 residences with an aggregate capacity of 4,660 residents and 33 parcels of land. Residences included in the disposition plan were identified based on an assessment of a variety of factors including geographic location, residence size, operating performance, and lender negotiations. As of March 31, 2002, 66 residences representing 3,052 resident capacity, including 13 residences sold as part of a joint venture termination with Manor Care, Inc. in December 2001, have either been sold or transferred to a new lessee. In addition, the Company sold ten land parcels.

      In accordance with SFAS No. 121 and SFAS No. 144, we have recorded an impairment loss on our properties to be held for sale whenever their carrying value cannot be fully recovered through the estimated cashflows including net sale proceeds. The amount of the impairment loss to be recognized is the difference between the residence's carrying value and the residence's estimated fair value less costs to sell. Our policy is to consider a residence to be held for sale or disposition when we have committed to a plan to sell such residence and active marketing activity has commenced or it is expected to commence in the near term. In accordance with SFAS No. 144, we have recognized a loss on disposal of $6.3 million and classified 5 residences included as part of an executed deed in lieu restructuring agreement as held for sale. Assets held for sale is principally comprised of net property and equipment, goodwill and the corresponding mortgage liability. We expect to sell these residences and land parcels in the next six to twelve months. As of March 31, 2002, approximately $148.9 million is reserved for losses relating to future asset sales or lease terminations.

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

      During the three months ended March 31, 2002, we sold or terminated leases on six residences (258 resident capacity). The sale or lease termination of these assets resulted in the retirement of approximately $16.6 million of debt and lease obligations and a gain on disposal of $2.0 million.

      The following table represents condensed operating information for the three months ended March 31, 2002 and 2001, respectively, as related to the 120 operating residences which have been sold, are held for sale, or had leases terminated as of March 31, 2002, as reported in the Consolidated Statements of Operations of the Company. In some cases, based on the timing of the asset disposal or lease termination, results may not be comparable (in thousands).

	2002	2001

Revenue	$25,339	$34,082
Residence operations expense	21,521	31,727
Lease expense	241	2,902
Interest expense	5,538	8,178
Depreciation expense	320	3,782
Loss before taxes	$(2,281)	$(12,507)

(5)      Bridge Loan

      In an effort to retain sufficient cash to fund operations of all our residences and address our short-term liquidity needs, in March 2001 we obtained a $7.5 million bridge loan provided by certain of our principal stock and convertible debenture holders (the "Bridge Loan") and elected not to fund certain of our debt service and lease payments obligations.

      The $7.5 million Bridge Loan had an initial six-month term, is secured by first mortgages on several residences and bears interest at an escalating interest rate, commencing at 10% per annum. At our election, the Bridge Loan was extended by an additional six months whereupon the Bridge Loan became convertible into convertible subordinated debentures of the Company having rights and terms substantially similar to our Series B 9.75% pay-in-kind convertible debentures, but having a conversion price equal to $75 per share of Series B preferred stock (a Common Stock equivalent price of $0.75 per share). The bridge lenders also are entitled to participate in any transaction involving the issuance by the Company of equity or equity-linked securities during the term of the Bridge Loan.

      As an inducement to make the Bridge Loan, the Company issued the bridge lenders warrants to purchase an aggregate of 6,000 shares of a newly designated class of the Company's preferred stock, the Series B-1 Non-Voting Participating Preferred Stock (the "Series B-1 Preferred Stock"), having rights and terms substantially similar to ten shares of the Company's Series B preferred stock. Each share of the Series B-1 Preferred Stock underlying the warrants has rights, other than voting rights, substantially similar to 1,000 shares of Common Stock of the Company. The five-year warrants are exercisable at a price of $750 per share for 2,000 shares of the Series B-1 Preferred Stock, $1,000 per share for 2,000 shares of the Series B-1 Preferred Stock and $1,250 per share for 2,000 shares of the Series B-1 Preferred Stock. Pursuant to the anti-dilution provisions operative in the outstanding PIK Debentures and Series A Stock originally issued in the Equity Transaction, as a result of the issuance of these warrants and the Bridge Loan becoming convertible into convertible subordinated debentures due to the extension of the term of this Bridge Loan, effective as of December 31, 2001, the effective conversion price for these debentures and the Series A Stock decreased from $4.00 to $2.68 per share of Common Stock for the Series A and Series C Debentures and the Series A Stock and from $400 to $268 per share of Series B preferred stock for the Series B Debentures. The actual conversion price for the Series A and C Debentures and the Series A stock remains at $4.00 per share and for the Series B Debentures remains at $400 per share; however, upon conversion of these convertible securities the holder thereof will now also receive shares of Series B-1 Preferred Stock, in addition to Common Stock, in such amounts as to provide such holder an equity interest in the Company as though the conversion price for the Series A and C Debentures and Series A Stock on the one hand, and the Series B Debentures on the other hand, were decreased to $2.68 and $268 per share, respectively.

      Effective as of March 1, 2002, we entered into an amendment with the bridge lenders that fixed the interest rate on the Bridge Loan at 9.0% per annum and extended the maturity date for the Bridge Loan to January 5, 2003.

(6)      Net Loss Per Common Share

      The following table summarizes the computation of basic and diluted net loss per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
Numerator:
Numerator for basic and diluted earnings per share - loss from continuing operations before cumulative effect of change in accounting principle	$(13,459)	$(37,064)
Loss on discontinued operations	(6,344)	(558)
Cumulative effect of change in accounting principle	(54,695)	--
Numerator for basic and diluted earnings per share - net loss	(74,498)	(37,622)

Denominator:
Denominator for basic and diluted net loss per common share-weighted average shares plus assumed conversions	22,219	22,110

Basic and diluted earnings per share - loss from continuing operations before cumulative effect of change in accounting principle	$ (.61)	$ (1.68)
Loss on discontinued operations	(.28)	(.02)
Cumulative effect of change in accounting principle	(2.46)	--
Basic and diluted net loss per common share	$(3.35)	$ (1.70)

      Shares issuable upon the conversion of convertible subordinated debentures and employee stock options have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

(7)       Subsequent Events

      Effective April 9, 2002, we completed the restructuring of two of our principal lease portfolios. The two separate portfolios total 107 residences with a total capacity to serve approximately 5,000 residents. As part of the restructuring of the lease portfolios, lease terms were extended, corporate and property level covenants were reset and individual residence leases were converted into new master leases. In addition, we were given the ability to draw down up to approximately $6.0 million for capital expenditures related to the two portfolios and were granted purchase options on certain residences that we intend to dispose of pursuant to our portfolio rationalization activities.

(8)      Reclassifications

      Reclassifications have been made in the 2001 financial statements to conform with the 2002 financial statement presentation.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We are a national assisted living company operating assisted living residences and providing assisted living services in 25 states. Our growth in recent years and recent restructuring activities has had a significant impact on our results of operations and are important factors in explaining the changes in our results between 2002 and 2001. As of March 31, 2002 and 2001, we operated or managed 424 and 481 residences with aggregate capacity of 19,882 and 22,409 residents, respectively. As of March 31, 2002, 45 of our residences were operated in joint venture arrangements with third parties.

      In light of pending payment and covenant defaults under many of our senior credit facilities and all of our outstanding series of convertible debentures, we are seeking to implement a Restructuring Plan that contemplates the disposition of a significant portion of our residences and the restructuring of our secured indebtedness, leases (operating and capital), convertible debentures, joint venture arrangements and equity capitalization. The pending Restructuring Plan, and recent developments impacting our liquidity and operating results, are summarized in Footnote 2 to the financial statements and are incorporated in this Item 2 by reference.

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

      On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and the allowance for doubtful accounts receivable and asset impairment. We state these accounting policies in the notes to our consolidated financial statements and in relevant sections in this discussion and analysis. Our estimates are based on information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions.

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

      We must make estimates of the uncollectibility of our accounts receivable related deferred rent and other revenue or income. We specifically analyze accounts receivable and historical bad debts when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net income, because a higher bad debt allowance would result in lower net income. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

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

      We apply Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to recognize and measure impairment of long-lived assets. We review each long-lived asset for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the real estate investment's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value.

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

      We are seeking to negotiate restructurings of several of our principal secured debt and lease obligations and, upon completing these negotiations, will seek to restructure our principal unsecured debt obligations, comprised primarily of the outstanding convertible debentures. Furthermore, at March 31, 2002, we were in violation of certain debt covenants. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability, classification or amounts of assets and liabilities that may result from the outcome of lenders or lessors taking action to foreclose on their collateral under their secured credit agreements as a result of these defaults.

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

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

      Residence Service Fees. Residence service fees for the three months ended March 31, 2002 were $124.4 million, representing a decrease of $1.1 million from the $125.5 million for the comparable 2001 period. This decrease resulted primarily from a decline in occupancy rates offset by rate increases instituted during the past 12 months. Average rates were $2,808 and $2,587 as of March 31, 2002 and 2001, respectively. Company-wide occupancy was 81.1% and 86.3% as of March 31, 2002 and 2001, respectively. In addition, the Company operated 57 fewer residences (aggregate resident capacity of 2,527 beds) in the 2002 period than the 2001 period as a result of asset sales.

      Other Revenues. Other revenues for the three months ended March 31, 2002 were $1.1 million, a decrease of $700,000 from the $1.8 million of other revenue for the three months ended March 31, 2001. The decrease is attributable to reduced development and franchise activity and a reduction in management fees on residences which were either managed for third parties or for entities in which we held a minority ownership position. Management fees include charges for transitional services to recruit and train staff, initial and recurring fees for use of our name and branding, initial and recurring fees for use of our methodologies, services for assisting with finance processing, and ongoing management services provided to operate the residence.

      Residence Operating Expenses. Residence operating expenses for the three months ended March 31, 2002 decreased to $83.5 million from $86.1 million in the three-month period ended March 31, 2001. Operating expenses as a percentage of resident service fees for the three months ended March 31, 2002 and 2001 were 67.1% and 68.6%, respectively. This percentage decrease resulted primarily from ongoing cost reduction strategies instituted during the past 12 months. In addition, the Company operated 57 fewer residences (aggregate resident capacity of 2,527 beds) in the 2002 period than the 2001 period as a result of asset sales.

      Lease Expense. Lease expense for the three months ended March 31, 2002 was $15.1 million, compared to $21.0 million in the comparable period in 2001. This decrease is the result of the termination of 21 residence leases and a change during the second quarter of 2001 in the accounting for two synthetic leases (includes the financing of $174.4 million on 26 residences representing 2,159 beds and the corporate office building) where the synthetic lessor no longer bears economic risk and, as a result, these previously unconsolidated synthetic lease SPEs are now consolidated.

      Lease Income. We earned $4.0 million of lease income for the three months ended March 31, 2002, compared to $5.5 million for the comparable period in 2001, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures. This decrease in lease income occurred due to a reduction in the number of unconsolidated joint ventures from 89 to 45 as of December 31, 2001 and 2002, respectively. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences, and thereby offset our costs associated with obtaining and maintaining financing for such residences.

      General and Administrative Expense. For the three months ended March 31, 2002, general and administrative expenses were $9.1 million, before $1.4 million in restructuring costs, compared to $10.2 million before $1.2 million in restructuring costs for the comparable period in 2001, representing a decrease as a percentage of operating revenue from 7.3% in the 2002 period compared to 8.0% in the 2001 period. The $1.1 million decrease in on-going expenses in the 2002 period was primarily attributable to cost reductions which we have implemented to improve corporate efficiencies.

      Loss on Disposal. The Company's Board of Directors adopted a plan to dispose of 107 residences with aggregate capacity of 4,660 residents and 33 parcels of land. During the three months ended March 31, 2001, in accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," we recorded a loss on disposal of $12.0 million, which includes losses to reflect the Disposition Assets at their lower of carrying value or estimated fair value less costs to sell and to write off the carrying value of assets associated with terminated residence leases.

      During the three months ended March 31, 2002, we sold or terminated leases on six residences (258 resident capacity) resulting in a gain on disposal of $2.0 million.

      Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2002, was $7.9 million representing a decrease of $1.3 million, or 14.1%, from the $9.2 million of depreciation and amortization for 2001. This decrease resulted primarily from the adoption of FASB Statement 142 which eliminates ongoing depreciation of goodwill and other intangible assets and the sale of 45 assets during the past 12 months.

      Interest Expense, Net. Interest expense, net of interest income, was $17.1 million for the three months ended March 31, 2002, prior to $410,000 of bank penalties paid in the quarter compared to $16.7 million of net interest expense for the comparable 2001 period, prior to $511,000 of bank amendment fees paid in the quarter. Gross interest expense (before interest capitalization and income) for the 2002 period was $17.3 million prior to the bank penalties paid compared to $17.8 million prior to bank penalties paid for the 2001 period. As a result of our decision to reduce development and construction activity beginning in 2001, as of March 31, 2002, all construction activity has stopped and no capitalized interest was recorded for the quarter. For the three months ended March 31, 2001, we capitalized $327,000 of interest expense relating to an average construction in progress balance of $31.6 million. Interest income for the 2002 period was $196,000 as compared to $761,000 million for the 2001 period. This decrease was due primarily to lower restricted cash balances in place in the 2002 period related primarily to lease financing transactions.

      Amortization of Financing Costs. Amortization of financing costs for the three months ended March 31, 2002 was $2.1 million compared to $2.4 million of amortized financing costs for the comparable 2001 period.

      PIK Interest, Net. "Pay-In-Kind" (PIK) interest for the three months ended March 31, 2002 and 2001 was $6.1 million and $6.4 million, respectively, and includes interest expense on the PIK Debentures which were issued in May and August 2000.

      Equity in Losses of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the three months ended March 31, 2002, was $2.3 million, representing a decrease of $2.2 million from $4.5 million of losses for the comparable 2001 period. During the first quarter of 2002 we had an average of 42 residences held in unconsolidated joint venture arrangements compared to an average of 56 residences held in similar joint venture arrangements during the comparable 2001 period. Our joint venture partners have not made substantial capital contributions to a number of joint ventures for several quarters. Therefore, we have absorbed the losses of those unconsolidated joint ventures in excess of capital contributed by the joint venture partner.

      Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the three months ended March 31, 2001, was $44,000. As a result of joint venture settlements completed during 2001, we no longer have any residences owned by us in consolidated joint venture arrangements and subsequently, have no minority interest in losses of consolidated subsidiaries for the three months ended March 31, 2002.

      Income Taxes. For the quarters ended March 31, 2002 and 2001, we recorded a current state and local income tax provision of $30,000. The income tax expense for these periods reflect the treatment of PIK interest as non-deductible interest. We do not currently anticipate that the interest expense which we will incur in the future related to the PIK Debentures will be deductible for income tax purposes.

      As of March 31, 2002 and 2001, we do not have a deferred tax asset. In accordance with SFAS No. 109, we are required to continuously evaluate the recoverability of the deferred tax assets based on the criteria that it is "more likely than not" that the deferred taxes will be recoverable through future taxable income. This evaluation is made based on our internal projections which are routinely updated to reflect more recent operating trends. Based on our current financial projections, we are uncertain that we will recover these net deferred tax assets through future taxable income. In addition, the utilization of our $314.4 million Net Operating Loss carryforward could be subject to limitations based on the change of control provisions in the Internal Revenue Code. Accordingly, we have established a valuation allowance against the entire deferred tax assets. As of March 31, 2002 and 2001, this valuation allowance was $186.6 million and $65.6 million, respectively.

      Loss on Discontinued Operations. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." We adopted SFAS No. 144 beginning on January 1, 2002. As a result of the adoption of SFAS No. 144, we reclassified to discontinued operations the revenues and expenses of 5 residences with a capacity of 216 beds that were part of an executed deed in lieu restructuring agreement. Included in discontinued operations for the three months ended March 31, 2002 is an impairment loss of $6.3 million which represents the difference between the five residences' carrying value and the residences' estimated fair value less costs to sell. For comparative purposes and in accordance with SFAS No. 144, the March 31, 2001 financial statements have been reclassified for the comparable residences to reflect this classification.

      Cumulative Effect of Change in Accounting Principle. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," having a required effective date for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. Under the transitional provisions of SFAS No. 142, we identified reporting units and performed impairment tests on the net goodwill associated with each of these reporting units. The fair value of the reporting units was determined by estimating the present value of future cash flows. Based on this impairment testing, we recorded an impairment loss of $54.7 million in the first quarter of 2002. The impairment loss has been recorded as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2002.

Liquidity and Capital Resources

      At March 31, 2002, we had $20.8 million in unrestricted cash and cash equivalents and a $1.0 billion working capital deficit compared to unrestricted cash and cash equivalents of $20.0 million and a $1.1 billion working capital deficit at December 31, 2001.

      For the quarter ended March 31, 2002, the operating cash flow was $8.8 million compared to the operating cash flow of $15.4 million for the quarter ended March 31, 2001.

      During the quarter ended March 31, 2002 we completed a sale/leaseback transaction accounted for as a financing of three residences with one of our REITs for an aggregate purchase price of $11.8 million. The proceeds of this refinancing were used principally to retire mortgage loan and accrued interest obligations. During the quarter ended March 31, 2002, we also entered into a settlement agreement with a lender group with respect to defaulted indebtedness aggregating approximately $39.0 million (plus $4.5 million of accrued and unpaid interest and late fees and approximately $4.0 million due under an interest rate cap agreement that was terminated March 2001) under a credit facility secured by mortgages on 11 residences. The settlement is structured to immediately shift the economics of ownership and control over the disposition of the mortgaged residences to the lenders. In exchange, we received the lenders' binding commitment to execute and deliver a waiver of any deficiency claims (including accrued interest and obligations related to the terminated interest rate cap agreement) and release of our guaranty with respect to this indebtedness upon satisfaction of certain conditions. We have estimated the prospective deficiency claim related to this credit facility at approximately $37 million. Until March 31, 2003, or such earlier time as the lenders sell a residence or replace the Company as manager, we are obligated to manage the residences for a management fee equal to six percent of facility revenue through June 30, 2002 and seven percent thereafter. Any net operating income from the residences is paid to the lenders as debt service.

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

      As an inducement to make the Bridge Loan, we issued the bridge lenders stock purchase warrants to purchase an aggregate of 6,000 shares of a newly designated Series B-1 class of our preferred stock having rights and terms substantially similar to ten shares of our Series B preferred stock issuable upon conversion of our Series B PIK Debentures. Each share of the new preferred stock has rights, other than voting rights, substantially similar to 1,000 shares of Common Stock of the Company. Accordingly, 6,000 shares of the new preferred stock represent six million Common Stock equivalent shares. The five-year warrants are exercisable at a price of $750 per share for 2,000 shares of the new preferred stock, $1,000 per share for 2,000 shares of the new preferred stock and $1,250 per share for 2,000 shares of the new preferred stock.

      The $7.5 million Bridge Loan had an initial six-month term, is secured by first mortgages on several residences, and originally bore interest at an escalating interest rate, commencing at 10% per annum. At our election, the Bridge Loan was extended by an additional six months whereupon the Bridge Loan became convertible into convertible subordinated debentures of the Company having rights and terms substantially similar to our Series B PIK Debentures, but having a conversion price equal to $750 per share of Series B-1 preferred stock (a Common Stock equivalent price of $0.75 per share). The bridge lenders also are entitled to participate in any transaction involving the issuance by the Company of equity or equity-linked securities during the term of the Bridge Loan. As of March 1, 2002, we entered into an amendment with the bridge lenders that fixed the interest rate on the Bridge Loan at 9.0% per annum and extended the maturity date for the Bridge Loan to January 5, 2003.

      As a result of the Bridge Loan becoming convertible into convertible subordinated debentures and our issuance of a stock purchase warrant in connection with the Bridge Loan, as of December 31, 2001, the effective conversion price for the PIK Debentures and the Series A Stock has decreased from $4.00 to $2.68 per share of Common Stock for the Series A and Series C PIK Debentures and the Series A Stock and from $400 to $268 per share of Series B stock for the Series B PIK Debentures (the actual conversion price for the Series A and C PIK Debentures and the Series A Stock remains at $4.00 per share and for the Series B PIK Debentures remains at $400 per share; however, upon conversion of these convertible securities the holder thereof will also receive shares of Series B-1 preferred stock, in addition to Common Stock or Series B preferred stock, as applicable, in such amounts as to provide such holder an equity interest in the Company as though the conversion price for the Series A and C PIK Debentures and Series A Stock on the one hand, and the Series B PIK Debentures on the other hand, were decreased to $2.68 and $268 per share, respectively).

      Historically, we financed our operations and growth through a combination of various forms of real estate financing (mortgage and sale/leaseback financing), capital contributions from joint venture partners and the sale of our securities (Common Stock, preferred stock and Subordinated Debentures) and, to a lesser extent, cash from operations. At March 31, 2002, we had $1.2 billion of outstanding debt principally consisting of $422.4 million of Subordinated Debentures having a weighted average interest rate of 8.05%, $108.6 million of fixed rate debt having a weighted average interest rate of 7.39%, capitalized and financing lease obligations of $219.9 million having a weighted average interest rate of 9.44%, $425.3 million of variable rate debt having a weighted average interest rate of 6.31%, and $14.4 million and $10.8 million of notes payable and short-term borrowings, respectively. Through March 31, 2002, we have also entered into approximately $578.1 million of sale/leaseback financings.

      Our principal credit and financing agreements, including our Subordinated Debentures and our lease agreements, include cross-default provisions that provide that a material default under our other credit facilities constitutes a default under that credit or financing agreement. Accordingly, any material default arising under one of our credit or financing agreements could result (and, as discussed below, has resulted) in many of our other major credit and financing arrangements being in default. In addition, our principal credit and financing agreements include various financial covenants and other restrictions, including: (i) fixed charge coverage requirements, typically measured on a trailing four quarter basis and which generally increase over the term of the applicable credit agreement; (ii) maximum leverage ratios which limit our aggregate senior indebtedness to total capitalization; (iii) various minimum net worth or tangible net worth requirements; (iv) in some cases, property specific debt service coverage requirements and similar financial covenants of the type referenced above applicable to individual properties or to the pool of residences financed by the applicable lender; and (v) the maintenance of operating and other reserves for the benefit of the residences serving as collateral for the applicable lender. We are currently not in compliance with certain of these covenants, although we have negotiated limited in time waivers with certain lenders and lessors. Additionally, under some of our credit and sale/leaseback facilities we are required to secure lender or lessor consent prior to engaging in mergers, business combinations or change in control transactions.

      We elected not to fund certain debt service and lease payment obligations due in 2001 and 2002 without the consent of the applicable lender or lessor. Through additional payments, prepayments associated with asset sales and application of escrowed amounts, as of March 31, 2002, we had $6.2 million of delinquent outstanding scheduled debt service to lenders or lessors who hold mortgages on, or from whom we lease 74 residences in the aggregate (2,972 resident capacity). We have received a written notice of acceleration from lenders with respect to indebtedness aggregating $181.6 million. In addition, indebtedness of approximately $48.7 million has fully matured as of the quarter ended March 2002 and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 resident capacity) and other lenders have elected to apply deposits and reserve funds of ours held by such lenders against the past due payments. Five lenders have activated or are in the process of activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders, either pursuant to arrangements set forth in the applicable loan documents or as negotiated with the Company. We are also in litigation with a former lessor with respect to their damage claim associated with the early termination of their 11 residence lease portfolio.

      Our operations will require significant additional capital resources in the future in order to fund: (i) the professional fees and other related costs associated with our Restructuring Plan; (ii) our ongoing debt service and lease obligations, including maturities of our long-term debt and refinancing of short term debt; and (iii) deferred capital expenditures. Additionally, growth in residence operating cash flow has been slower than projected as a result of (i) increased operating costs, including labor, utilities and liability insurance and, (ii) to a lesser extent, slower fill rates in our pre-stabilized residences and reduction in occupancy levels in certain of our stabilized residences. As a result of ongoing operating losses and these upcoming capital needs, we expect that our projected cash needs during 2002 will exceed our projected identified cash resources. To satisfy these cash shortfalls and to preserve the integrity of our operations, we are pursuing a Restructuring Plan which seeks, among other things, to dispose of a significant number of our residences which operate with cash shortfalls and to defer some of our debt service obligations until those disposition and negotiated restructurings of our principal debt and lease obligations can occur. See Footnote 2 to the financial statements.

      Management is actively seeking to restructure secured loan facilities that, in management's view, would generate significant deficiency claims (i.e., claims in excess of the value of the applicable mortgage portfolio) in the event the applicable lenders sought to call the loan and foreclose on their collateral. Management believes that three credit facilities representing $251.6 million in aggregate financing (secured by mortgages on 54 residences with a capacity of 3,390 beds) appear to represent significant potential deficiency claims in the range of $90 million to $160 million. In these negotiations, we are seeking to obtain a release of these potential deficiency claims against the Company in exchange for our agreement to cooperate with the applicable lenders to facilitate an orderly transition of ownership (and, in certain cases, management) of the mortgaged residences to the lenders or their designees (through deed-in-lieu of foreclosure transactions or so-called friendly foreclosures). In transitioning ownership of the mortgaged residences to the lenders, we are offering to provide interim or long-term management services to the lenders with respect to the mortgaged residences. As noted above, during the quarter ended March 31, 2002, we executed one definitive agreement of this type with one lender group with regard to a credit facility representing $39.0 million of financing secured by 11 residences with an aggregate capacity of 482 beds.

      In addition to these impaired credit facilities, we are also seeking to negotiate amendments and modifications with the applicable lenders with respect to our other principal secured credit facilities in order to, depending on the specific case, reset covenants, obtain consent to sell certain mortgaged residences, secure waivers of prior defaults and, in certain cases, to extend scheduled maturities. These credit facilities represent $401.9 million of financing secured by an aggregate of 137 residences with a capacity of 6,135 beds. Discussions with certain (but not all) of these lenders have commenced, but none have yet resulted in definitive binding restructuring agreements.

We currently have five multi-residence portfolios leased from various REITs. These portfolios include an aggregate of 204 residences with a capacity of 8,928 beds. We have completed the restructuring of four of our leased portfolios (aggregate of 164 residences with 7,240 beds). These restructurings included the amendment of certain lease covenants and terms and, in three lease facilities, the conversion of individual leases into single master leases. The cash rent due under one lease facility was modified through the application of various deposits held by the landlord to satisfy a portion of the cash rent obligation in the early years of the restructured master lease.

Restructuring negotiations are currently underway with respect to our one remaining REIT-leased portfolio. In these restructuring negotiations, we are seeking to extend lease terms, revise covenants as necessary, and obtain additional funding for capital expenditures. In consideration for these modifications, the applicable REIT lessor is requesting that we convert individual leases into multi-residence master lease.

      As of March 31, 2002, we have the following series of redeemable preferred stock and Subordinated Debentures outstanding:
•

$5.6 million aggregate principal amount of 9.75% Series A cumulative convertible preferred shares due May 30, 2007. The holders of these convertible preferred shares are entitled to cumulative pay-in-kind (PIK) dividends at the rate of 9.75% per annum, payable semi-annually in the form of additional shares of Series A Stock on January 1 and July 1 of each year commencing on January 1, 2001. The Company did not declare the July 1, 2001 and January 1, 2002, dividend on the Series A Stock due to the Company's financial condition at these dates. The holders of the convertible preferred shares may convert at any time into shares of Common Stock of the Company. The effective conversion price is $2.68 per share (as of December 31, 2001). The Series A Stock is redeemable at our option commencing on May 30, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. As of March 31, 2002, the $5.6 million aggregate principal balance includes $591,000 of undeclared and unpaid PIK dividends relating to the dividend payment dates of July 1, 2001 and January 1, 2002 and $141,000 of accrued dividends relating to the dividend payment date of July 1, 2002.

•

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

•

$141.6 million aggregate principal amount of 9.75% Series B PIK Debentures due May 30, 2007 (the "Series B Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series B PIK Debentures on January 1 and July 1 of each year, commencing with January 1, 2001. The effective conversion price is $268 per share (as of December 31, 2001). The Series B Debentures are redeemable at our option commencing on May 30, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series B Debentures may convert at any time into non-voting Series B preferred shares, each share of which has rights (other than voting rights) substantially similar to 100 shares of Common Stock of the Company. As of March 31, 2002, the $141.6 million aggregate principal balance includes $4.4 million of accrued dividends relating to the dividend payment date of July 1, 2002.

•

$51.0 million aggregate principal amount of 9.75% Series C PIK Debentures due May 30, 2007 (the "Series C Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series C Debentures on January 1 and July 1 of each year, commencing with January 1, 2001. The effective conversion price is $2.68 per share (as of December 31, 2001). The Series C Debentures are redeemable at our option commencing on May 30, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series C Debentures may convert at any time into shares of Common Stock of the Company. As of March 31, 2002, the $51.0 million aggregate principal balance includes $1.2 million of accrued dividends relating to the dividend payment date of July 1, 2002.

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

      As of March 31, 2002, our current portion of long-term debt and short-term notes payable totaled $1.1 billion. These current maturities include $652.5 million of debt and lease obligations, $422.4 million of PIK Debentures and other Subordinated Debentures that are in default or pursuant to cross-default provisions may be declared in default and may be accelerated at the lender's election, and $25.1 million of short-term notes payable and borrowings. In 2002 our scheduled debt maturities include $150.8 million of secured debt and our 5.25% Debentures, which have an outstanding balance of $112.0 million at March 31, 2002 and mature in December 2002.

      We are obligated under our existing joint venture arrangements to purchase the equity interests of our joint venture partners at fair market value upon the election of our partners (the "Put"). We may also exercise options to purchase these same joint venture interests either at uncapped fair market value in the case of certain joint venture arrangements (the "FMV Call") or at an agreed upon return on investment in the case of other arrangements (the "Formula Call"). For the three joint ventures with the FMV Call, we estimate that the amount required as of March 31, 2002 to acquire these joint venture interests would have been approximately $1.2 million. With respect to joint ventures that include Formula Calls, we estimate that the call price as of March 31, 2002 would have totaled approximately $57.0 million. However, we believe that the fair market value of these residences, in the aggregate, should the Put be exercised, is substantially less.

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

Forward-Looking Statements

      The statements in this quarterly report relating to matters that are not historical facts are forward-looking statements based on management's belief and assumptions using currently available information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. These statements involve a number of risks and uncertainties, including, but not limited to, uncertainty regarding the consequences of the restructuring, risks associated with continuing defaults under loan, lease and subordinated debenture obligations, risks associated with the continuing shortfall in our liquidity and implementation of our Restructuring Plan, risks associated with the disposition of assets and the termination of leases, substantial debt and operating lease payment obligations and current and pending maturities, operating losses associated with new residences, our need for additional financing and liquidity risks associated with our risks associated with liability claims and insurance, competition, governmental regulation and other risks and uncertainties detailed in the reports filed by us with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We assume no duty to publicly update these statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors may cause fluctuations in the Company's earnings and cash flows.

      We performed a sensitivity analysis which presents the hypothetical change in fair value of those financial instruments held by us at March 31, 2002, which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair value of the debt included in the analysis is $425.3 million. Although not expected, a one-percentage point change in the interest rates would have caused our annual interest expense to change by approximately $4.3 million. Accordingly, a significant increase in LIBOR based interest rates could have a material adverse effect on our earnings.

      We do not presently use financial derivative instruments to manage interest costs. We do not use foreign currency exchange rate forward contracts or commodity contracts and do not have foreign currency exposure as of March 31, 2002.

PART II. OTHER INFORMATION

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

      We elected not to fund certain debt service and lease payment obligations due during 2001 and 2002 without the consent of the applicable lender or lessor. Through additional payments, prepayments associated with asset sales and application of escrowed amounts, as of March 31, 2002, we had $6.2 million of delinquent outstanding scheduled debt service to lenders or lessors who hold mortgages on, or from whom we lease, 74 residences in the aggregate (2,972 resident capacity). We have received a written notice of acceleration from lenders with respect to indebtedness aggregating $181.6 million. In addition, indebtedness of approximately $48.7 million has fully matured and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We are also in default under various financial and other covenants contained in certain of our credit and lease arrangements. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 resident capacity) and other lenders have elected to apply deposits and reserve funds of ours held by such lenders against the past due payments. Five lenders have activated or are in the process of activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders, either pursuant to arrangements set forth in the applicable loan documents or as subsequently negotiated with the Company. We are also in litigation commenced in 2001 in the Chancery Court of Davidson County, Tennessee, with a former lessor who has asserted a damage claim arising out of the early termination of its 11 residence lease portfolio.

      Litigation was commenced in 2001 in state court in Milwaukee, Wisconsin, by a lender seeking the appointment of a receiver for 20 residences that serve as collateral for $39.4 million of remaining financing provided by that lender. In April 2002, this litigation was dismissed without prejudice by the lender. We are currently actively seeking to negotiate and finalize definitive agreements with respect to the restructuring of this mortgage loan facility.

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

      The Company is a defendant in a criminal negligence action commenced in May 2001 involving one of the Company's residences and pending in Hennipin County, Minnesota. It is possible that if convicted of a crime, the Company's ability to obtain and renew certain of its licenses and to participate in certain government payor programs could be materially and adversely affected.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

      In order to maintain sufficient operating liquidity, we elected not to fund certain 2001 and 2002 debt service and lease payment obligations. Specifically, without the consent of the applicable lender or lessor, we failed to pay debt service to lenders or lease payment to lessors who hold mortgages on, or from whom we lease, 74 residences in the aggregate (2,972 resident capacity). We have received a written notice of acceleration from lenders with respect to indebtedness aggregating $181.6 million. In addition, indebtedness of approximately $48.7 million has fully matured and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 beds) and other lenders or lessors have elected to apply our deposits and reserve funds held by such lenders and lessors against past due payments. Five lenders have activated or are in the process of activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders.

      We are also in litigation with a former lessor with respect to their damage claim associated with the early termination of their 11 residence lease portfolio.

      We expect that absent an agreed upon resolution, other lenders and lessors may also begin exercising remedies under their loan and lease documents. We are not aware of any further steps taken by these lenders to exercise their remedies subsequent to the acceleration or maturity of the debt and we are currently working with these lenders to extend maturities and to enter into forbearance agreements as we seek to implement our Restructuring Plan.

      The indentures pursuant to which the $422.4 million of outstanding Subordinated Debentures were issued include as an event of default the acceleration of any other indebtedness of the Company of a specified amount (ranging from $1.0 million to $10.0 million). Accordingly, as a result of notices of acceleration that we received with respect to $181.6 million of mortgage indebtedness, we are in default with respect to our $422.4 million of Subordinated Debentures.

      We sought forbearance agreements from certain of our lenders and lessors with respect to debt service and lease payments due in 2001 and 2002, but did not have written agreements in place with most of our lenders and lessors at the time these payments were due. As we did not make certain loan and lease payments during 2001 and 2002, we are now in default with respect to these obligations. Management believes that, despite the pendency of these defaults, during the near term the majority of these lenders and lessors will continue to participate in restructuring discussions with us. No assurances may be given, however, that this will be the case. As our principal credit, lease and other financing facilities are cross defaulted to a material default occurring under other credit, lease or financing facilities, a payment default under one such facility results in our being in default under many other such facilities, which could adversely affect our ability to restructure without reorganization proceedings.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 10-Q

Exhibit Number		Description

	(a)	Exhibits. The following exhibits are filed as part of this report.

10.1

Letter of Credit Agreement dated as of April 9, 2002 by and among JER/NHP Senior Living Acquisition, LLC, JER/NHP Senior Living Texas, L.P., JER/NHP Senior Living Wisconsin, LLC, JER/NHP Senior Living Kansas, Inc., ALS Leasing, Inc., and Assisted Living Properties, Inc.

10.2

Guaranty of Lease and Letter of Credit Agreement dated as of April 9, 2002 by and among the Registrant, JER/NHP Senior Living Acquisition, LLC, JER/NHP Senior Living Texas, L.P., JER/NHP Senior Living Wisconsin, LLC, and JER/NHP Senior Living Kansas, Inc.

10.3

Stock Pledge Agreement dated as of April 9, 2002 by and among the Registrant, JER/NHP Senior Living Acquisition, LLC, JER/NHP Senior Living Texas, L.P., JER/NHP Senior Living Wisconsin, LLC, and JER/NHP Senior Living Kansas, Inc.

10.4

Memorandum of Understanding dated as of April 9, 2002 by and among the Registrant, ALS Leasing, Inc., Assisted Living Properties, Inc., JER/NHP Senior Living Acquisition, LLC, JER/NHP Senior Living Texas, L.P., JER/NHP Senior Living Wisconsin, LLC, and JER/NHP Senior Living Kansas, Inc.

10.5

First Amendment to Loan Agreement and First Amendment to Registration Rights Agreement dated as of March 1, 2002 by and among the Registrant, RDVEPCO, L.L.C., Holiday Retirement 2000, LLC, The Toronto-Dominion Bank, and HBK Master Fund, L.P.

11.1		Statement Regarding Computation of Net Income Per Share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on the 15th day of May, 2002.

ALTERRA HEALTHCARE CORPORATION

/s/ Mark W. Ohlendorf
Date: May 15, 2002	By: Mark W. Ohlendorf, Senior Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT 11.1      COMPUTATION OF NET INCOME PER SHARE

	Three Months Ended March 31,
	2002	2001
Basic:
Net loss from continuing operations before cumulative effect of change in accounting principle - attributable to common shares	$(13,459)	$(37,064)
Loss on discontinued operations	(6,344)	(558)
Cumulative effect of change in accounting principle	(54,695)	--
Net loss attributable to common shares	(74,498)	(37,622)
Weighted average common shares outstanding	22,219	22,110

Net loss from continuing operations before cumulative effect of change in accounting principle - per share	$(.61)	$(1.68)
Loss on discontinued operations - per share	(.28)	(.02)
Cumulative effect of change in accounting principle - per share	(2.46)	--
Net loss per common share	$(3.35)	$(1.70)

Diluted: Not included as convertible debentures are antidilutive.