Form 10-Q
period 2002-06-30
ALTERRA HEALTHCARE CORP
filed 2002-08-14
CIK 1013218

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

Form 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of June 30, 2002: 22,174,625

ALTERRA HEALTHCARE CORPORATION

INDEX

Part I. Financial Information
		Page No.
Item 1.	Financial Statements:

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

	Part II. Other Information

Item 1.	Legal Proceedings	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	25-26

Item 6.	Exhibits and Reports on Form 8K	27

PART 1 - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,807	$19,996
Accounts receivable, net	10,175	10,539
Assets held for sale	102,578	88,166
Other current assets	24,525	31,846
Total current assets	155,085	150,547
Property and equipment, net	501,447	727,416
Restricted cash and investments	2,445	3,312
Goodwill, net	41,374	104,915
Other assets	44,139	52,010
Total assets	$744,490	$1,038,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term obligations, including convertible debt	$783,507	$977,651
Current debt maturities on assets held for sale	136,979	140,054
Short-term notes payable	10,020	10,753
Accounts payable	3,364	4,450
Accrued expenses	73,651	62,336
Guaranty liability	54,700	--
Deferred rent and refundable deposits	12,265	16,048
Total current liabilities	1,074,486	1,211,292
Long-term obligations, less current installments	93,713	82,752
Deferred gain on sale and other	2,142	5,593
Redeemable preferred stock	5,801	5,489
Stockholders' equity:
Preferred stock, 2,500,000 shares authorized; 1,550,000 of which have been designated at June 30, 2002 and December 31, 2001, none of which are outstanding	---	---
Common stock, $.01 par value; 100,000,000 shares authorized; of which 22,174,625 were issued and outstanding on June 30, 2002 and December 31, 2001	221	221
Treasury stock, $.01 par value; 11,639 shares in 2001 and 2000	(163)	(163)
Additional paid-in capital	179,526	179,526
Accumulated deficit	(611,236)	(446,510)
Total stockholders' equity	(431,652)	(266,926)
Total liabilities and stockholders' equity	$744,490	$1,038,200

See accompanying notes to condensed consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Resident service fees	$103,593	$107,199	$208,201	$216,368
Management fee and other	736	1,720	1,852	3,487
Operating revenue	104,329	108,919	210,053	219,855

Operating expenses (income):
Residence operations	69,121	72,972	137,543	146,239
Lease expense	14,782	15,239	29,141	32,005
Gain on lease termination	(6,204)	---	(6,204)	---
Lease income	(3,946)	(5,633)	(7,970)	(11,177)
General and administrative	12,886	11,664	23,426	23,075
(Gain) loss on disposal	(9,522)	163,504	(11,533)	175,542
Depreciation and amortization	6,467	9,054	12,687	17,218
Total operating expenses	83,584	266,800	177,090	382,902
Operating (loss) income	20,745	(157,881)	32,963	(163,047)

Other income (expense):
Interest expense, net	(13,483)	(17,061)	(26,308)	(32,242)
Amortization of financing costs	(1,500)	(2,631)	(3,151)	(5,059)
Convertible debt paid-in-kind ("PIK") interest	(6,522)	(5,823)	(12,658)	(12,175)
Equity in losses of unconsolidated affiliates	(1,998)	(5,015)	(4,272)	(9,581)
Total other expense, net	(23,503)	(30,530)	(46,389)	(59,057)

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(2,758)	(188,411)	(13,426)	(222,104)

Income tax expense	(30)	(30)	(60)	(60)

Loss from continuing operations before cumulative effect of change in accounting principle	(2,788)	(188,441)	(13,486)	(222,164)

Loss on discontinued operations	(87,441)	(3,789)	(96,545)	(7,688)

Cumulative effect of change in accounting principle	--	--	(54,695)	--

Net loss	$(90,229)	$(192,230)	$(164,726)	$(229,852)

Loss per common share - basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle - basic and diluted	(0.13)	(8.52)	(.61)	(10.05)
Loss on discontinued operations - basic and diluted	(3.94)	(0.17)	(4.35)	(0.35)
Cumulative effect of change in accounting principle - basic and diluted	---	---	(2.47)	---
Net loss per common share - basic and diluted	$(4.07)	$(8.69)	$(7.43)	$(10.40)

Weighted average common shares outstanding:
Basic	22,175	22,110	22,175	22,110
Diluted	22,175	22,110	22,175	22,110

See accompanying notes to condensed consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)
	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(164,726)	$(229,852)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,687	17,218
PIK interest	12,658	12,175
Amortization of deferred financing	3,151	5,059
Cumulative effect of change in accounting principle	54,695	--
(Gain) loss on disposal	(11,533)	175,542
Loss on discontinued operations	96,545	7,688
Equity in net loss from investments in unconsolidated affiliates	4,272	9,706
Increase in net resident receivables	(1,820)	(39)
Decrease in other current assets	6,344	57,531
Decrease in accounts payable	(630)	(6,797)
Increase in accrued expenses and deferred rent	6,643	2,702
Increase in past due interest and late fees	4,911	--
Decrease in accrued reserve costs and merger charges	--	(964)
Changes in other assets and liabilities, net	(14,929)	(22,154)
Net cash provided by operating activities	8,268	27,815

Cash flows from investing activities:
Payments for property, equipment and project development costs	(3,274)	(17,093)
Net proceeds from sale of property and equipment	18,830	11,981
Decrease in notes receivable, net	500	680
Changes in investments in and advances to unconsolidated affiliates	1,742	(9,627)
Purchase of limited partnership interests	--	(782)
Net cash provided by (used) in investing activities	17,798	(14,841)

Cash flows from financing activities:
Repayments of short-term borrowings	(733)	(1,304)
Repayments of long-term obligations	(27,100)	(28,058)
Proceeds from issuance of debt	--	15,626
Payments for financing costs	(422)	(1,068)
Contributions by minority partners and minority stockholders	--	(40)
Net cash used in financing activities	(28,255)	(14,844)

Net decrease in cash and cash equivalents	(2,189)	(1,870)

Cash and cash equivalents:
Beginning of period	$19,996	$23,688
End of period	$17,807	$21,818

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$20,150	$42,491
Cash (refunded) paid during period for income taxes	$11	$(82)

Non cash items:
Deconsolidated assets related to subsidiary stock transfer	$189,221	$--
Deconsolidated liabilities related to subsidiary stock transfer	$174,354	$--

See accompanying notes to condensed consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     Basis of Presentation

     The condensed consolidated balance sheets as of June 30, 2002 and December 31, 2001, the condensed consolidated statements of operations for the three and six months ended June 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 contained in this Quarterly Report on Form 10-Q include the accounts of Alterra Healthcare Corporation ("Alterra" or the "Company") and our affiliates which are under our common financial control. All significant intercompany accounts have been eliminated in consolidation. In our opinion, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of these condensed consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

     The condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001, as amended.

(2)     Restructuring Activities

     In February 2001 our overall cash position had declined to a level which we believed to be insufficient to operate the Company. Accordingly, in February 2001 we retained financial advisors and special reorganization counsel to assist us in evaluating alternatives to restore financial viability. To conserve cash and protect the financial integrity of our operations, beginning in March 2001 we elected not to make selected scheduled debt service and lease payments, of which $5.6 million remains unpaid as of June 30, 2002. As a result, we are in default under several major loan and lease facilities. Our operating cash flow has improved due to overhead reductions that have been implemented and increases in monthly rents that we charge to our residents which were effective in 2002. Nevertheless, we believe that our operations will not produce sufficient cash flow to satisfy all of our obligations until the conclusion of our restructuring activities, which have commenced.

     In March of 2001 we began to implement a restructuring plan ("Restructuring Plan"), the principal objectives of which are:

--To create a cash flow positive base of operation by (i) disposing of under-performing and non-strategic assets, and (ii) allowing retained residences the opportunity to stabilize (generate sufficient cash flow to fund operations, capital spending and other cash requirements);

--To eliminate pending defaults and restructure the Company's senior financing instruments (secured debt arrangements and leases);

--To reduce the leverage on the Company's operating assets;

--To protect the Company's operations during the pendency of our restructuring by shielding our employees, residents and vendors from any adverse consequences of the restructuring; and

--To the extent practicable, to seek to restore value to the Company's junior capital constituencies.

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

Portfolio Rationalization. The Restructuring Plan calls for the disposition of a substantial number of our residences (collectively, the "Disposition Assets") that we have determined to be non-strategic for one of a variety of reasons. The disposition of the residences included in the Disposition Assets are expected to be accomplished primarily by actively working with the lenders and lessors to identify new operators and selling assets through an organized sales process.

     Beginning in April 2001, we started to market the Disposition Assets. Potential buyers, brokers and lenders were provided various information related to the Disposition Assets and confidentiality agreements have been executed with a number of interested parties. During the six months ended June 30, 2002, we recognized a gain on disposal of $11.5 million relating to the sale of 14 residences, two land parcels and two lease terminations. In addition, we are discussing a number of alternatives with our lenders and lessors to address any potential cash shortfalls that may result from the dispositions. A condition to our disposing of the Disposition Assets will be obtaining the consent of the applicable lender or lessor and, in certain cases, the consent of the applicable joint venture partner. As of June 30, 2002, 81 residences representing 3,791 resident capacity have either been sold or transferred to a new lessee. In addition, we sold 12 land parcels. As of June 30, 2002, approximately $114.7 million is reserved for losses relating to future asset sales or lease terminations.

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

Secured Lender Negotiations. Management is actively seeking to restructure secured loan facilities that, in management's view, would generate significant deficiency claims (i.e., claims in excess of the value of the applicable mortgage portfolio) in the event the applicable lenders sought to call the loan and foreclose on their collateral. Management believes that four credit facilities representing $289.8 million in aggregate financing (secured by mortgages on 64 residences with a capacity of 3,826 beds) appear to represent significant potential deficiency claims in the range of $82.5 million to $112.1 million. In these negotiations, we are seeking to limit or eliminate these potential deficiency claims against the Company in exchange for our agreement to cooperate with the applicable lenders to facilitate an orderly transition of ownership (and, in certain cases, management) of the mortgaged residences to the lenders or their designees (through deed-in-lieu of foreclosure transactions or so-called friendly foreclosures). In transitioning ownership of the mortgaged residences to the lenders, we are offering to provide interim or long-term management services to the lenders with respect to the mortgaged residences. During the first two quarters of 2002, we executed definitive agreements of this type with two different lender groups with regard to two of these "impaired" credit facilities representing $76.6 million of financing secured by 22 residences with an aggregate capacity of 1,029 beds.

      In May 2002, one of our "impaired" lender groups that provided $171.0 million in aggregate financing (secured by mortgages on 27 residences with a capacity of 2,154 beds) caused title to all of the stock of our subsidiary that operated these mortgaged residences to be transferred to a third party. Accordingly, we no longer own these residences, although we do manage these residences for this lender group and are actively negotiating with the lender group seeking to limit or eliminate any deficiency claim arising under our guaranty of this financing. As a result of the stock transfer, these residences are no longer consolidated and operations related to these residences through May 31, 2002 are reported as discontinued operations. We have recorded $54.7 million related to our estimated liability associated with our guaranty (including payment of the termination fee due upon full payment of the mortgage obligations). The liability associated with our guaranty obligation was calculated as the difference between the fair market value of the assets and the underlying mortgage obligations. Also included in discontinued operations is a loss of approximately $24.0 million, which represents the write off of the net assets of our former subsidiary at the time of the transfer of the stock of the subsidiary.

      For comparative purposes, the reconciliation between the December 31, 2001 and June 30, 2002 balance sheet to record the stock transfer of this former subsidiary, AHC Tenant, Inc., is as follows:

	As reported, December 31, 2001	AHC Tenant, Inc. Adjustments	Working Capital/ Asset Sale Adjustments	As reported, June 30, 2002

Total current assets	$150,547	(4,316)	8,854	$155,085
Property and equipment, net	727,416	(189,221)	(36,748)	501,447
Other assets	160,237	(10,804)	(61,475)	87,758
Total assets	$1,038,200	(204,341)	(89,369)	$744,490

Total current liabilities	1,211,292	(174,354)	37,548	1,074,486
Other liabilities	93,834	(5,927)	13,749	101,656
Total equity	(266,926)	(24,060)	(140,666)	(431,652)
Total liabilities and equity	$1,038,200	(204,341)	(89,3690)	$744,490

      We are currently negotiating and seeking to finalize definitive agreements with respect to the restructuring of the remaining "impaired" mortgage loan facility. We are unable to provide any assurances at to whether these ongoing negotiations with respect to these two impaired credit facilities will result in restructuring terms acceptable to the Company providing for the elimination or substantial reduction of these large potential deficiency claims.

      In addition to these impaired credit facilities, we are also seeking to negotiate amendments and modifications with the applicable lenders with respect to our other principal secured credit facilities in order to, depending on the specific case, reset covenants, obtain consent to sell certain mortgaged residences, secure waivers of prior defaults and, in certain cases, to extend scheduled maturities. These credit facilities represent $382.2 million of financing secured by an aggregate of 137 residences with a capacity of 6,135 beds. Discussions with certain (but not all) of these lenders have commenced, but none have yet resulted in definitive binding restructuring agreements.

REIT Lessor Negotiations. We currently have five multi-residence portfolios leased from various REITs. These portfolios include an aggregate of 196 residences with a capacity of 8,501 beds. We have completed the restructuring of four of our leased portfolios (aggregate of 161 residences with 7,087 beds). These restructurings included the amendment of certain lease covenants and terms and, in three lease facilities, the conversion of individual leases into single master leases. The cash rent due under one lease facility was modified through the application of various deposits held by the landlord to satisfy a portion of the cash rent obligation in the early years of the restructured master lease.

      Restructuring negotiations are currently underway with respect to our one remaining REIT-leased portfolio. In these restructuring negotiations, we are seeking to extend lease terms, revise covenants as necessary, and obtain additional funding for capital expenditures. In consideration for these modifications, the applicable REIT lessor is requesting that we convert individual leases into a multi-residence master lease.

Restructuring of Junior Capital Structure. As of June 30, 2002, the Company's junior capital structure is comprised of approximately $427.9 million of unsecured debt and equity capitalization comprised of $5.8 million aggregate principal amount of 9.75% Series A Cumulative Convertible Preferred Stock due May 30, 2007 (the "Series A Stock") and 22.2 million shares of Common Stock. The principal components of the Company's unsecured indebtedness as of June 30, 2002 (amounts exclude accrued but unpaid interest) include:

i.     $10.0 million aggregate principal face amount of 9.0% promissory notes due in December 2006, issued in connection with the restructuring of certain joint venture arrangements (the "Unsecured Notes");

ii.     $240.6 million aggregate principal amount of 9.75% pay-in-kind convertible debentures due May 30, 2007, (the "PIK Debentures") issued in three separate series in 2000;

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

     As a result of several notices of default received by the Company with respect to secured indebtedness that by its terms may be accelerated by the applicable lenders, neither we nor the applicable indenture trustees for the Subordinated Debentures are permitted by the subordination provisions of the indentures governing the respective Subordinated Debentures to make any payment or distribution on account of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures). As a result, we did not make cash interest payments on the Original Debentures in 2001 and 2002 of $5.5 million and $11.0 million, respectively. In the event that the Company is dissolved, liquidated or reorganized, all amounts due in payment of the Company's "senior indebtedness" must be paid or provided for before any payment may be made on account of the Subordinated Debentures. Accordingly, unless and until we are able to restructure our "senior indebtedness" obligations (including, without limitation, our several secured credit facilities) and resolve all pending defaults related to this indebtedness, we will not be permitted to make any interest or other payments to the holders of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures) or to restructure the Subordinated Debentures.

     To the extent that the Company is not able to restructure its capital structure and is forced to liquidate, applicable principles of corporate law (specifically, the liquidation priority of debt over equity and the priority of preferred stock over common stock) and the subordination provisions governing the Subordinated Debentures would dictate that:

•      All of our obligations relating to our secured and unsecured loans, including the Unsecured Notes and any deficiency claims relating to our secured loan facilities, would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Subordinated Debentures;

•     All obligations relating to the PIK Debentures would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Original Debentures;

•     All obligations relating to the Original Debentures, as well as all other indebtedness of the Company, would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Series A Stock and Common Stock; and

•     All liquidation preferences related to our outstanding Series A Stock (approximately $5.8 million as of June 30, 2002) would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Common Stock.

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

     We are engaged in buy-out or settlement negotiations with investor groups who currently have joint venture interests in 45 residences in the aggregate. No assurance may be given as to whether these negotiations will result in an agreement as to the Company acquiring 100% of these joint venture entities. If these negotiations fail, the Company's ability to restructure certain of its senior capital financing facilities may be adversely affected. If lenders or lessors providing financing to the Company with respect to residences operated by joint ventures seek to foreclose on their mortgages or to terminate their leases, and as a result joint venture entities have their right to operate such residences impaired, Alterra may be forced to defend damage claims asserted by certain of its joint venture partners.

Efforts to Secure New Equity. As we continue to restructure the Company, we may find it necessary to seek new equity investment in the Company to be funded upon completion of the restructuring in order to achieve financial stability, fund certain deferred expenditures, normalize our professional and general liability insurance programs, and fund certain non-recurring costs of the restructuring. This investment would likely be contingent on a successful restructuring of the Company and, accordingly, would not be funded until negotiations, settlements and restructurings with our lenders, lessors, Subordinated Debenture and equity holders and joint venture partners have concluded. Any additional equity investment in the Company, if it can be arranged, may significantly dilute the equity interests of all parties holding (or receiving in the restructuring) equity or equity-linked securities in the restructured Alterra.

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

     Under the transitional provisions of SFAS No. 142, the Company identified its reporting units and performed impairment tests on the net goodwill associated with each of these reporting units. The fair value of the owned reporting units was determined by estimating the terminal value of the future cash flows. The fair value of the leased reporting units was determined by estimating the present value of the cash flows for the life of the lease. Based on this impairment testing, the Company recorded an impairment loss of $54.7 million in the first quarter of 2002. The impairment loss has been recorded as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2002.

     In accordance with SFAS No. 142, the effect of this accounting change is applied prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior period is as follows (in thousands, except per share amounts):

	For the Six Months
	Ended June 30,
	2002	2001

Reported net loss from continuing operations before cumulative effect of change in accounting principle	$(13,426)	$(222,104)
Add: Goodwill amortization	--	3,183

Adjusted net loss from continuing operations before cumulative effect of change in accounting principle	$(13,426)	$(218,921)

Basic and diluted earnings per share:
Reported net loss per share from continuing operations before cumulative effect of change in accounting principle	(0.61)	(10.05)
Goodwill amortization, per share	--	0.15

Adjusted basic and diluted net loss per share from continuing operations before cumulative effect of change in accounting principle	$(0.61)	$(9.90)

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company adopted SFAS No. 144 beginning on January 1, 2002. As a result of the adoption of SFAS No. 144, during the six months ended June 30, 2002, the Company reclassified to discontinued operations the revenues and expenses of 10 residences with a capacity of 486 beds that were part of two executed deed in lieu restructuring agreements, 6 leased residences with a capacity of 308 beds which are pending sale and 27 residences with a capacity of 2,154 beds formerly operated by a wholly-owned subsidiary, the ownership of which subsidiary was transferred to a third party by the lender group in May 2002. For comparative purposes and in accordance with SFAS No. 144, the March 31, 2001 and June 30, 2001 condensed consolidated statements of operation have been restated to reflect this classification for comparative purposes. Those assets classified as held for sale at December 31, 2001 continue to be accounted for in accordance with SFAS No. 121.

(4)     Assets Held for Sale

     As part of our Restructuring Plan, our Board of Directors has adopted an asset disposition plan to dispose or terminate leases on 135 residences with an aggregate capacity of 6,095 residents and 33 parcels of land. Residences included in the disposition plan were identified based on an assessment of a variety of factors including geographic location, residence size, operating performance, and lender negotiations. As of June 30, 2002, 81 residences representing 3,791 resident capacity, including 19 residences sold as part of joint venture terminations with Manor Care, Inc. and Pioneer Development Company, have either been sold or transferred to a new lessee. In addition, the Company sold 12 land parcels.

     In accordance with SFAS No. 121 and SFAS No. 144, we have recorded an impairment loss on our properties to be held for sale whenever their carrying value cannot be fully recovered through the estimated cashflows including net sale proceeds. The amount of the impairment loss to be recognized is the difference between the residence's carrying value and the residence's estimated fair value less costs to sell. Our policy is to consider a residence to be held for sale or disposition when we have committed to a plan to sell such residence and active marketing activity has commenced or it is expected to commence in the near term. In accordance with SFAS No. 144, during the six months ended June 30, 2002 we recognized an impairment loss of $13.1 million and reclassified as held for sale 10 residences included as part of executed deed in lieu restructuring agreements and 6 leased residences with pending sales. Also in accordance with SFAS No. 144, the impairment loss and revenues and expenses of these residences have been recorded as discontinued operations for the three and six months ended June 30, 2002. Assets held for sale is principally comprised of net property and equipment, goodwill and the corresponding mortgage liability. We expect to sell these residences and land parcels in the next six to twelve months. As of June 30, 2002, approximately $114.7 million is reserved for losses relating to future asset sales or lease terminations.

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

     During the six months ended June 30, 2002, we sold or terminated leases on 16 residences (773 resident capacity) and two land parcels. The sale or lease termination of these assets resulted in the retirement of approximately $35.1 million of debt and lease obligations and a gain on disposal of $11.5 million.

     The following table represents condensed operating information for the six months ended June 30, 2002 and 2001, respectively, as related to the 90 operating residences which have been sold, are held for sale, or had leases terminated as of June 30, 2002, and are included in the loss from continuing operations of the Consolidated Statements of Operations. In some cases, based on the timing of the asset disposal or lease termination, results may not be comparable (in thousands).

	2002	2001

Revenue	$18,835	$34,550
Residence operations expense	15,479	28,878
Lease expense	422	2,693
Interest expense	3,865	6,581
Depreciation expense	8	3,481
Loss before taxes	$(939)	$(7,083)

(5)     Net Loss Per Common Share

     The following table summarizes the computation of basic and diluted net loss per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	Six Months Ended June 30,
	2002	2001
Numerator:
Numerator for basic and diluted earnings per share - loss from continuing operations before cumulative effect of change in accounting principle	$(13,486)	$(222,164)
Loss on discontinued operations	(96,545)	(7,688)
Cumulative effect of change in accounting principle	(54,695)	--
Numerator for basic and diluted earnings per share - net loss	(164,726)	(229,852)

Denominator:
Denominator for basic and diluted net loss per common share-weighted average shares plus assumed conversions	22,175	22,110

Basic and diluted earnings per share - loss from continuing operations before cumulative effect of change in accounting principle	$(0.61)	$(10.05)

Loss on discontinued operations	(4.35)	(0.35)
Cumulative effect of change in accounting principle	(2.47)	---
Basic and diluted net loss per common share	$(7.43)	$(10.40)

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a national assisted living company operating assisted living residences and providing assisted living services in 24 states. Our recent restructuring activities have had a significant impact on our results of operations and are important factors in explaining the changes in our results between 2002 and 2001. As of June 30, 2002 and 2001, we operated or managed 408 and 453 residences with aggregate capacity of 19,187 and 21,358 residents, respectively. As of June 30, 2002, 45 of our residences were operated in joint venture arrangements with third parties.

      In light of pending payment and covenant defaults under many of our senior credit facilities and all of our outstanding series of convertible debentures, we are seeking to implement a Restructuring Plan that contemplates the disposition of a significant portion of our residences and the restructuring of our secured indebtedness, leases (operating and capital), convertible debentures, joint venture arrangements and equity capitalization. The pending Restructuring Plan, and recent developments impacting our liquidity and operating results, are summarized in Footnote 2 to the financial statements included in Item 1 of Part I hereof, and are incorporated in this Item 2 by reference.

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

     Included in the consolidated financial statements are the accounts of certain wholly owned subsidiaries that have been formed as "financing entities" in accordance with the requirements of certain of our lenders. Mortgage lenders imposing these requirements typically require that, in connection with providing mortgage financing with respect to a pool of residences, the residences actually be owned by one or more subsidiaries which become the borrower or borrowers under the mortgage financing arrangement. Although lender requirements with respect to such subsidiaries vary, a subsidiary may be required to maintain separate corporation records and books of account, not commingle its assets with those of the parent company, have a separate board of directors from the parent company (including at least one individual board member who is independent of the parent company), maintain arm's length relationships with the parent company, not guarantee or become obligated for the debts of any other entity, including the parent company, or hold its credit as being available to satisfy the obligations of others and not pledge its assets for the benefit of any other entity, including the parent company. Given the separate corporate existence of certain of these subsidiaries and the fact that the assets of each subsidiary are subject to the prior claims of the individual creditors of the subsidiary, neither the creditors nor stockholders of the Company (or of any other of its subsidiaries) have any right to the assets of these subsidiaries except indirectly by virtue of its (or the subsidiary's) equity interest in such subsidiary.

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

     Goodwill represents the costs of acquired net assets in excess of their fair market values. In accordance with (SFAS) No. 142, we evaluate goodwill for impairment based on expectations of discontinued cash flows in relation to the net capital investment in the entity.

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

     We are seeking to negotiate restructurings of several of our principal secured debt and lease obligations and, upon completing these negotiations, will seek to restructure our principal unsecured debt obligations, comprised primarily of the outstanding convertible debentures. Furthermore, at June 30, 2002, we were in violation of certain debt covenants. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability, classification or amounts of assets and liabilities that may result from the outcome of lenders or lessors taking action to foreclose on their collateral under their secured credit agreements as a result of these defaults.

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

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

     Residence Service Fees. Residence service fees for the three months ended June 30, 2002 were $103.6 million, representing a decrease of $3.6 million from the $107.2 million for the comparable 2001 period. This decrease resulted primarily from a decrease in the number of residences operated in the 2002 period together with a decline in occupancy rates offset by rate increases instituted during the past 12 months. The Company operated 45 fewer residences (aggregate resident capacity of 2,171 beds) in the 2002 period than the 2001 period as a result of asset sales. Average rates were $2,817 and $2,658 for the quarters ended June 30, 2002 and 2001, respectively. Company-wide occupancy was 83.5% and 84.4% for the quarters ended June 30, 2002 and 2001, respectively.

     Other Revenues. Other revenues for the three months ended June 30, 2002 were $736,000, a decrease of $964,000 from the $1.7 million of other revenue for the three months ended June 30, 2001. The decrease is attributable to reduced development and franchise activity and a reduction in management fees on residences which were either managed for third parties or for entities in which we held a minority ownership position. Management fees include charges for transitional services to recruit and train staff, initial and recurring fees for use of our name and branding, initial and recurring fees for use of our methodologies, services for assisting with finance processing, and ongoing management services provided to operate the residence.

      Residence Operating Expenses. Residence operating expenses for the three months ended June 30, 2002 decreased to $69.1 million from $73.0 million in the three-month period ended June 30, 2001. Operating expenses as a percentage of resident service fees for the three months ended June 30, 2002 and 2001 were 66.7% and 68.0%, respectively. This decrease resulted primarily from ongoing cost reduction strategies instituted during the past 12 months, as well as, the Company operating 45 fewer residences (aggregate resident capacity of 2,171 beds) in the 2002 period than the 2001 period as a result of asset sales.

     Lease Expense. Lease expense for the three months ended June 30, 2002 was $14.8 million, compared to $15.2 million in the comparable period in 2001. This decrease is the result of the termination of 22 residence leases over the last twelve months.

     Gain on Lease Termination. The $6.2 million gain on lease termination consists of deferred gains recognized due to a new master lease completed during the three months ended June 30, 2002.

     Lease Income. We earned $3.9 million of lease income for the three months ended June 30, 2002, compared to $5.6 million for the comparable period in 2001, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures. This decrease in lease income occurred due to a reduction in the number of unconsolidated joint ventures from 69 to 36 as of June 30, 2001 and 2002, respectively. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences, and thereby offset our costs associated with obtaining and maintaining financing for such residences.

      General and Administrative Expense. For the three months ended June 30, 2002, general and administrative expenses were $9.8 million, before $3.1 million in restructuring costs, compared to $10.2 million before $1.5 million in restructuring costs for the comparable period in 2001. General and administrative expenses were 9.5% of operating revenue for both comparable periods.

      Loss on Disposal. The Company's Board of Directors adopted a plan to dispose of 135 residences with aggregate capacity of 6,095 residents and 33 parcels of land. During the three months ended June 30, 2001, in accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," we recorded a loss on disposal of $163.5 million, which includes losses to reflect the Disposition Assets at their lower of carrying value or estimated fair value less costs to sell and to write off the carrying value of assets associated with terminated residence leases.

      During the three months ended June 30, 2002, we sold or terminated leases on nine residences and two land parcels (421 resident capacity) resulting in a gain on disposal of $9.5 million.

      Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2002, was $6.5 million representing a decrease of $2.6 million, or 28.6%, from the $9.1 million of depreciation and amortization for the 2001 period. This decrease resulted primarily from the adoption of FASB Statement 142 which eliminates ongoing depreciation of goodwill and other intangible assets and the sale of 44 assets during the past 12 months.

      Interest Expense, Net. Interest expense, net of interest income, was $13.3 million for the three months ended June 30, 2002, prior to $204,000 of bank penalties paid in the quarter compared to $15.1 million of net interest expense for the comparable 2001 period, prior to $2.0 of bank penalties paid in the quarter. Gross interest expense (before interest capitalization and income) for the 2002 period was $13.2 million prior to the bank penalties paid compared to $15.9 million prior to bank penalties paid for the 2001 period. As a result of our decision to reduce development and construction activity beginning in 2001, as of June 30, 2002, all construction activity has stopped and no capitalized interest was recorded for the quarter. For the three months ended June 30, 2001, we capitalized $156,000 of interest expense relating to an average construction in progress balance of $12.9 million. Interest income for the 2002 period, net of a $323,000 adjustment, was $261,000 as compared to $1.0 million for the 2001 period. This decrease was due primarily to lower restricted cash balances in place in the 2002 period related primarily to lease financing transactions.

     Amortization of Financing Costs. Amortization of financing costs for the three months ended June 30, 2002 was $1.5 million compared to $2.6 million of amortized financing costs for the comparable 2001 period.

     PIK Interest, Net. "Pay-In-Kind" (PIK) interest for the three months ended June 30, 2002 and 2001 was $6.5 million and $5.8 million, respectively, and includes interest expense on the PIK Debentures which were issued in May and August 2000.

     Equity in Losses of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the three months ended June 30, 2002, was $2.0 million, representing a decrease of $3.2 million from $5.2 million of losses for the comparable 2001 period. During the second quarter of 2002 we had an average of 37 residences held in unconsolidated joint venture arrangements compared to an average of 71 residences held in similar joint venture arrangements during the comparable 2001 period. Our joint venture partners have not made substantial capital contributions to a number of joint ventures for several quarters. Therefore, we have absorbed the losses of those unconsolidated joint ventures in excess of capital contributed by the joint venture partner.

     Income Taxes. For the quarters ended June 30, 2002 and 2001, we recorded a current state and local income tax provision of $30,000. The income tax expense for these periods reflect the treatment of PIK interest as non-deductible interest. We do not currently anticipate that the interest expense which we will incur in the future related to the PIK Debentures will be deductible for income tax purposes.

     As of June 30, 2002 and 2001, we do not have a deferred tax asset. In accordance with SFAS No. 109, we are required to continuously evaluate the recoverability of the deferred tax assets based on the criteria that it is "more likely than not" that the deferred taxes will be recoverable through future taxable income. This evaluation is made based on our internal projections which are routinely updated to reflect more recent operating trends. Based on our current financial projections, we are uncertain that we will recover these net deferred tax assets through future taxable income. In addition, the utilization of our $365.7 million Net Operating Loss carryforward could be subject to limitations based on the change of control provisions in the Internal Revenue Code. Accordingly, we have established a valuation allowance against the entire deferred tax assets. As of June 30, 2002 and 2001, this valuation allowance was $211.0 million and $138.5 million, respectively.

     Loss on Discontinued Operations. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." We adopted SFAS No. 144 beginning on January 1, 2002. As a result of the adoption of SFAS No. 144, during the three months ended June 30, 2002 we reclassified to discontinued operations the revenues and expenses of 5 residences with a capacity of 216 beds that were part of an executed deed in lieu restructuring agreement and 6 leased residences with a capacity of 308 beds pending anticipated sales. Included in discontinued operations for the three months ended June 30, 2002 is an impairment loss of $6.9 million which represents the difference between the eleven residences' carrying value and the residences' estimated fair value less costs to sell. For comparative purposes and in accordance with SFAS No. 144, the June 30, 2001 financial statements have been reclassified for the comparable residences to reflect this classification.

     In May 2002, one lender group transferred to a third party title to all of the outstanding common stock of our then subsidiary which operated 27 residences serving as collateral for $171.0 million of indebtedness. Accordingly, we no longer operate these residences, although we do manage these residences for the lender group. As a result of the stock transfer, these residences are no longer consolidated and operations related to these residences through May 31, 2002 are reported as discontinued operations. We have recorded a reserve of $54.7 million related to our estimated liability associated with our guaranty (including payment of the termination fee due upon full payment of the mortgage obligations). The liability associated with our guaranty obligation was calculated as the difference between the approximate fair market value of the assets and the underlying mortgage obligations. Also included in discontinued operations is a loss of approximately $24.0 million, which represents the write off of the net assets of our former subsidiary at the time of the transfer of the stock of the subsidiary.

     For comparative purposes and in accordance with SFAS No. 144, the June 30, 2001 financial statements have been reclassified for the comparable residences to reflect the above reclassifications.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

     Residence Service Fees. Residence service fees for the six months ended June 30, 2002 were $208.2 million, representing a decrease of $8.2 million from the $216.4 million for the comparable 2001 period. This decrease resulted primarily from a decrease in the number of residences operated in the 2002 period together with a decline in occupancy rates offset by rate increases instituted during the past 12 months. The Company operated 45 fewer residences (aggregate resident capacity of 2,171 beds) in the 2002 period than the 2001 period as a result of asset sales. Average rates were $2,818 and $2,624 for the six months ended June 30, 2002 and 2001, respectively. Company-wide occupancy was 83.6% and 85.4% as of June 30, 2002 and 2001, respectively.

     Other Revenues. Other revenues for the six months ended June 30, 2002 were $1.9 million, a decrease of $1.6 million from the $3.5 million of other revenue for the six months ended June 30, 2001. The decrease is attributable to reduced development and franchise activity and a reduction in management fees on residences which were either managed for third parties or for entities in which we held a minority ownership position.

     Residence Operating Expenses. Residence operating expenses for the six months ended June 30, 2002 decreased to $137.5 million from $146.2 million in the six month period ended June 30, 2001. Operating expenses as a percentage of resident service fees for the six months ended June 30, 2002 and 2001 were 66.0% and 67.5%, respectively. This decrease resulted primarily from ongoing cost reduction strategies instituted during the past 12 months. In addition, the Company operated 45 fewer residences (aggregate resident capacity of 2,171 beds) in the 2002 period than the 2001 period as a result of asset sales.

     Lease Expense. Lease expense for the six months ended June 30, 2002 was $29.1 million, compared to $32.0 million in the comparable period in 2001. This decrease is the result of the termination of 22 residence leases over the last twelve months.

     Gain on Lease Termination. The $6.2 million gain on lease termination consists of deferred gains recognized due to a new master lease completed during the three months ended June 30, 2002.

     Lease Income. We earned $8.0 million of lease income for the six months ended June 30, 2002, compared to $11.2 million for the comparable period in 2001, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures. This decrease in lease income occurred due to a reduction in the number of unconsolidated joint ventures from 69 to 36 as of June 30, 2001 and 2002, respectively. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences, and thereby offset our costs associated with obtaining and maintaining financing for such residences.

     General and Administrative Expense. For the six months ended June 30, 2002, general and administrative expenses were $18.9 million, before $4.5 million in restructuring costs, compared to $20.4 million before $2.7 million in restructuring costs for the comparable period in 2001, representing a decrease as a percentage of operating revenue to 9.0% in the 2002 period compared to 9.4% in the 2001 period. The $1.5 million decrease in on-going expenses in the 2002 period was primarily attributable to cost reductions which we have implemented to improve corporate efficiencies.

     Loss on Disposal. The Company's Board of Directors adopted a plan to dispose of 135 residences with aggregate capacity of 6,095 residents and 33 parcels of land. During the six months ended June 30, 2001, in accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," we recorded a loss on disposal of $175.5 million, which includes losses to reflect the Disposition Assets at their lower of carrying value or estimated fair value less costs to sell and to write off the carrying value of assets associated with terminated residence leases.

     During the six months ended June 30, 2002, we sold or terminated leases on 16 residences and 2 land parcels (773 resident capacity) resulting in a gain on disposal of $11.5 million.

      Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2002, was $12.7 million representing a decrease of $4.5 million, or 26.3%, from the $17.2 million of depreciation and amortization for the 2001 period. This decrease resulted primarily from the adoption of FASB Statement 142 which eliminates ongoing depreciation of goodwill and other intangible assets and the sale of 44 assets during the past 12 months.

     Interest Expense, Net. Interest expense, net of interest income, was $25.7 million for the six months ended June 30, 2002, prior to $613,000 of bank penalties paid in the period compared to $29.7 million of net interest expense for the comparable 2001 period, prior to $2.5 million of bank penalties. Gross interest expense (before interest capitalization and income) for the 2002 period was $25.8 million prior to the bank penalties paid compared to $31.0 million prior to bank penalties paid for the 2001 period. As a result of our decision to reduce development and construction activity beginning in 2001, as of June 30, 2002, all construction activity has stopped and no capitalized interest was recorded. For the six months ended June 30, 2001, we capitalized $483,000 of interest expense relating to an average construction in progress balance of $22.3 million. Interest income for the 2002 period was $133,000 as compared to $1.8 million for the 2001 period. This decrease was due primarily to lower restricted cash balances in place in the 2002 period related primarily to lease financing transactions.

     Amortization of Financing Costs. Amortization of financing costs for the six months ended June 30, 2002 was $3.2 million compared to $5.1 million of amortized financing costs for the comparable 2001 period.

     PIK Interest, Net. "Pay-In-Kind" (PIK) interest for the six months ended June 30, 2002 and 2001 was $12.7 million and $12.2 million, respectively, and includes interest expense on the PIK Debentures which were issued in May and August 2000.

     Equity in Losses of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the six months ended June 30, 2002, was $4.3 million, representing a decrease of $5.4 million from $9.7 million of losses for the comparable 2001 period. During the six months ended June 2002 we had an average of 39 residences held in unconsolidated joint venture arrangements compared to an average of 71 residences held in similar joint venture arrangements during the comparable 2001 period. Our joint venture partners have not made substantial capital contributions to a number of joint ventures for several quarters. Therefore, we have absorbed the losses of those unconsolidated joint ventures in excess of capital contributed by the joint venture partner.

     Income Taxes. For the six months ended June 30, 2002 and 2001, we recorded a current state and local income tax provision of $60,000. The income tax expense for these periods reflect the treatment of PIK interest as non-deductible interest. We do not currently anticipate that the interest expense which we will incur in the future related to the PIK Debentures will be deductible for income tax purposes.

     As of June 30, 2002 and 2001, we do not have a deferred tax asset. In accordance with SFAS No. 109, we are required to continuously evaluate the recoverability of the deferred tax assets based on the criteria that it is "more likely than not" that the deferred taxes will be recoverable through future taxable income. This evaluation is made based on our internal projections which are routinely updated to reflect more recent operating trends. Based on our current financial projections, we are uncertain that we will recover these net deferred tax assets through future taxable income. In addition, the utilization of our $365.7 million Net Operating Loss carryforward could be subject to limitations based on the change of control provisions in the Internal Revenue Code. Accordingly, we have established a valuation allowance against the entire deferred tax assets. As of June 30, 2002 and 2001, this valuation allowance was $211.0 million and $138.5 million, respectively.

     Loss on Discontinued Operations. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." We adopted SFAS No. 144 beginning on January 1, 2002. As a result of the adoption of SFAS No. 144, during the six months ended June 30, 2002 we reclassified to discontinued operations the revenues and expenses of 16 residences with a capacity of 794 beds that were part of executed deed in lieu restructuring agreements or are leased residences pending sale. Included in discontinued operations for the six months ended June 30, 2002 is an impairment loss of $13.1 million which represents the difference between the sixteen residences' carrying value and the residences' estimated fair value less costs to sell.

     In May 2002, one lender group transferred to a third party title to all of the outstanding common stock of our then subsidiary which operated 27 residences serving as collateral for $171.0 million of indebtedness. Accordingly, we no longer operate these residences, although we do manage these residences for the lender group. As a result of the stock transfer, these residences are no longer consolidated and operations related to these residences through May 31, 2002 are reported as discontinued operations. We have recorded a reserve of $54.7 million related to our estimated liability associated with our guaranty (including payment of the termination fee due upon full payment of the mortgage obligations). The liability associated with our guaranty obligation was calculated as the difference between the approximate fair market value of the assets and the underlying mortgage obligations. Also included in discontinued operations is a loss of approximately $24.0 million, which represents the write off of the net assets of our former subsidiary at the time of the transfer of the stock of the subsidiary.

     For comparative purposes and in accordance with SFAS No. 144, the June 30, 2001 financial statements have been reclassified for the comparable residences to reflect the above reclassifications.

     Cumulative Effect of Change in Accounting Principle. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," having a required effective date for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. Under the transitional provisions of SFAS No. 142, we identified reporting units and performed impairment tests on the net goodwill associated with each of these reporting units. The fair value of the reporting units was determined by estimating the present value of future cash flows. Based on this impairment testing, we recorded an impairment loss of $54.7 million in the first quarter of 2002. The impairment loss has been recorded as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2002.

Liquidity and Capital Resources

     At June 30, 2002, we had $17.8 million in unrestricted cash and cash equivalents and a $919.4 million working capital deficit compared to unrestricted cash and cash equivalents of $20.0 million and a $1.1 billion working capital deficit at December 31, 2001.

     For the six months ended June 30, 2002, the operating cash flow was $8.3 million compared to the operating cash flow of $27.8 million for the six months ended June 30, 2001. The case flow of 2001 reflects our decision to defer debt service and lease payments to selected secured lenders and lessors.

     During the six months ended June 30, 2002 we completed a sale/leaseback transaction accounted for as a financing of three residences with one of our REITs for an aggregate purchase price of $11.8 million. The proceeds of this refinancing were used principally to retire mortgage loan and accrued interest obligations. During the six months ended June 30, 2002, we also entered into a settlement agreement with two lender groups with respect to defaulted "impaired" secured indebtedness aggregating approximately $76.6 million (plus $4.3 million of accrued and unpaid interest and late fees and approximately $4.0 million due under an interest rate cap agreement that was terminated March 2001) under credit facilities secured by mortgages on 22 residences. These settlements are structured to immediately shift the economics of ownership and control over the disposition of the mortgaged residences to the lenders. Subsequent to executing the applicable settlement agreement, we exercised refinancing options on three residences and now operate those residences pursuant to a sale-leaseback agreement. In exchange, we received the lenders' binding commitment to execute and deliver a waiver of any deficiency claims (including accrued interest and obligations related to the terminated interest rate cap agreement) and release of our guaranty with respect to this indebtedness upon satisfaction of certain conditions. We have estimated the prospective deficiency claims related to these credit facilities to be in the range of $19.8 million to $27.8 million. Until March 31, 2003 (as to 11 residences) and June 30, 2003 (as to 12 residences), or such earlier time as the lenders sell a residence or replace the Company as manager, we are obligated to manage the residences for a management fee currently equal to six percent of facility revenue for the first six months after the closing date of the applicable settlement agreement and seven percent thereafter. Any net operating income from the residences is paid to the lenders as debt service.

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

     Historically, we financed our operations and growth through a combination of various forms of real estate financing (mortgage and sale/leaseback financing), capital contributions from joint venture partners and the sale of our securities (Common Stock, preferred stock and Subordinated Debentures) and, to a lesser extent, cash from operations. At June 30, 2002, we had $1.0 billion of outstanding debt principally consisting of $427.9 million of Subordinated Debentures having a weighted average interest rate of 8.07%, $108.1 million of fixed rate debt having a weighted average interest rate of 7.35%, capitalized and financing lease obligations of $48.9 million having a weighted average interest rate of 10.82%, $414.9 million of variable rate debt having a weighted average interest rate of 6.65%, and $14.4 million and $10.0 million of notes payable and short-term borrowings, respectively. Through June 30, 2002, we have also entered into approximately $547.9 million of sale/leaseback financings.

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

     We elected not to fund certain debt service and lease payment obligations due in 2001 and 2002 without the consent of the applicable lender or lessor. Through additional payments, prepayments associated with asset sales and application of escrowed amounts, as of June 30, 2002, we had $5.6 million of delinquent outstanding scheduled debt service to lenders who hold mortgages on 74 residences in the aggregate (2,972 resident capacity). We have received a written notice of acceleration from lenders with respect to indebtedness aggregating $149.1 million. In addition, indebtedness of approximately $96.9 million has fully matured as of June 30, 2002 and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 resident capacity) and other lenders have elected to apply deposits and reserve funds of ours held by such lenders against the past due payments. Five lenders have activated or are in the process of activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders, either pursuant to arrangements set forth in the applicable loan documents or as negotiated with the Company. We are also in litigation with a former lessor with respect to their damage claim associated with the early termination of their 11 residence lease portfolio. As noted above, in May 2002, one lender group transferred to a third party title to all of the outstanding common stock of our then subsidiary which operated 27 residences serving as collateral for $171.0 million of indebtedness. Accordingly, we no longer operate these residences, although we do manage these residences for the lender group and are seeking to negotiate a release of any deficiency claims against the Company arising under the Company's guaranty of this indebtedness.

     Our operations will require significant additional capital resources in the future in order to fund: (i) the professional fees and other related costs associated with our Restructuring Plan; (ii) our ongoing debt service and lease obligations, including maturities of our long-term debt and refinancing of short term debt; (iii) deferred capital expenditures, (iv) normalizing our professional and general liability insurance programs, and (v) general working capital needs. Since July 1, 2001, due to our limited cash resources and a general lack of availability of traditional professional and general liability insurance products, we have maintained lower levels of liability insurance than would be desirable given actuarial estimates. Accordingly, our Restructuring Plan contemplates higher cash requirements for insurance in the future than we have incurred in the recent past. Additionally, growth in residence operating cash flow has been slower than projected as a result of (i) increased operating costs, including labor, utilities and liability insurance and, (ii) to a lesser extent, slower fill rates in our pre-stabilized residences and reduction in occupancy levels in certain of our stabilized residences. As a result of ongoing operating losses and these upcoming capital needs, we expect that our projected cash needs during 2002 will exceed our projected identified cash resources. To satisfy these cash shortfalls and to preserve the integrity of our operations, we are pursuing a Restructuring Plan which seeks, among other things, to dispose of a significant number of our residences which operate with cash shortfalls and to defer some of our debt service obligations until those disposition and negotiated restructurings of our principal debt and lease obligations can occur. See note 2 to the financial statements.

     Management is actively seeking to restructure secured loan facilities that, in management's view, would generate significant deficiency claims (i.e., claims in excess of the value of the applicable mortgage portfolio) in the event the applicable lenders sought to call the loan and foreclose on their collateral. Management believes that four credit facilities representing $289.8 million in aggregate financing (secured by mortgages on 64 residences with a capacity of 3,826 beds) appear to represent significant potential deficiency claims in the range of $82.5 million to $112.1 million. In these negotiations, we are seeking to obtain a release of these potential deficiency claims against the Company in exchange for our agreement to cooperate with the applicable lenders to facilitate an orderly transition of ownership (and, in certain cases, management) of the mortgaged residences to the lenders or their designees (through deed-in-lieu of foreclosure transactions or so-called friendly foreclosures). In transitioning ownership of the mortgaged residences to the lenders, we are offering to provide interim or long-term management services to the lenders with respect to the mortgaged residences. As noted above, during the six months ended June 30, 2002, we executed definitive agreements of this type with two different lender groups with regards to two of these "impaired" credit facilities representing $76.6 million of financing secured by 22 residences with an aggregate capacity of 1,029 beds.

     In May 2002, one of our "impaired" lender groups that provided $171.0 million in aggregate financing (secured by mortgages on 27 residences with a capacity of 2,154 beds) caused title to all of the stock of our subsidiary that operated these mortgaged residences to be transferred to a third party. Accordingly, we no longer operate these residences, although we do manage these residences for this lender group and are actively negotiating with the lender group seeking to limit or eliminate any deficiency claim arising under our guaranty of this financing. As a result of the stock transfer, these residences are no longer consolidated and operations related to these residences through May 31, 2002 are reported as discontinued operations. We have recorded $54.7 million related to our estimated liability associated with our guaranty (including payment of the termination fee due upon full payment of the mortgage obligations). The liability associated with our guaranty obligation was calculated as the difference between the approximate fair market value of the assets and the underlying mortgage obligations. Also included in discontinued operations is a loss of approximately $24.0 million, which represents the write off of the net assets of our former subsidiary at the time of the transfer of the stock of the subsidiary.

     We also are currently negotiating and seeking to finalize definitive agreements with respect to the restructuring of the other "impaired" mortgage loan facility. We are unable to provide any assurances at to whether these ongoing negotiations with respect to these two impaired credit facilities will result in restructuring terms acceptable to the Company providing for the elimination or substantial reduction of these large potential deficiency claims.

     In addition to these impaired credit facilities, we are also seeking to negotiate amendments and modifications with the applicable lenders with respect to our other principal secured credit facilities in order to, depending on the specific case, reset covenants, obtain consent to sell certain mortgaged residences, secure waivers of prior defaults and, in certain cases, to extend scheduled maturities. These credit facilities represent $382.2 million of financing secured by an aggregate of 137 residences with a capacity of 6,135 beds. Discussions with certain (but not all) of these lenders have commenced, but none have yet resulted in definitive binding restructuring agreements.

     We currently have five multi-residence portfolios leased from various REITs. These portfolios include an aggregate of 196 residences with a capacity of 8,501 beds. We have completed the restructuring of four of our leased portfolios (aggregate of 161 residences with 7,087 beds). These restructurings included the amendment of certain lease covenants and terms and, in three lease facilities, the conversion of individual leases into single master leases. The cash rent due under one lease facility was modified through the application of various deposits held by the landlord to satisfy a portion of the cash rent obligation in the early years of the restructured master lease.

     Restructuring negotiations are currently underway with respect to our one remaining REIT-leased portfolio. In these restructuring negotiations, we are seeking to extend lease terms, revise covenants as necessary, and obtain additional funding for capital expenditures. In consideration for these modifications, the applicable REIT lessor is requesting that we convert individual leases into a multi-residence master lease.

     As of June 30, 2002, we have the following series of redeemable preferred stock and Subordinated Debentures outstanding:

·

$5.8 million aggregate principal amount of 9.75% Series A cumulative convertible preferred shares due May 30, 2007. The holders of these convertible preferred shares are entitled to cumulative pay-in-kind (PIK) dividends at the rate of 9.75% per annum, payable semi-annually in the form of additional shares of Series A Stock on January 1 and July 1 of each year commencing on January 1, 2001. The Company did not declare the July 1, 2001, January 1, 2002 and July 1, 2002 dividend on the Series A Stock due to the Company's financial condition at these dates. The holders of the convertible preferred shares may convert at any time into shares of Common Stock of the Company. The effective conversion price is $2.76 per share (as of June 30, 2002). The Series A Stock is redeemable at our option commencing on May 30, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. As of June 30, 2002, the $5.8 million aggregate principal balance includes $872,000 of undeclared and unpaid PIK dividends relating to the dividend payment dates of July 1, 2001, January 1, 2002 and July 1, 2002.

$5.8 million aggregate principal amount of 9.75% Series A cumulative convertible preferred shares due May 30, 2007. The holders of these convertible preferred shares are entitled to cumulative pay-in-kind (PIK) dividends at the rate of 9.75% per annum, payable semi-annually in the form of additional shares of Series A Stock on January 1 and July 1 of each year commencing on January 1, 2001. The Company did not declare the July 1, 2001, January 1, 2002 and July 1, 2002 dividend on the Series A Stock due to the Company's financial condition at these dates. The holders of the convertible preferred shares may convert at any time into shares of Common Stock of the Company. The effective conversion price is $2.76 per share (as of June 30, 2002). The Series A Stock is redeemable at our option commencing on May 30, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. As of June 30, 2002, the $5.8 million aggregate principal balance includes $872,000 of undeclared and unpaid PIK dividends relating to the dividend payment dates of July 1, 2001, January 1, 2002 and July 1, 2002.

$42.5 million aggregate principal amount of 9.75% Series A PIK Debentures due May 30, 2007 (the "Series A Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series B PIK Debentures on January 1 and July 1 of each year commencing on January 1, 2001. The effective conversion price is $2.76 per share (as of June 30, 2002). The Series A Debentures are redeemable at our option commencing on May 30, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series A Debentures may convert at any time into shares of Common Stock of the Company.

$145.9 million aggregate principal amount of 9.75% Series B PIK Debentures due May 30, 2007 (the "Series B Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series B PIK Debentures on January 1 and July 1 of each year, commencing with January 1, 2001. The effective conversion price is $2.76 per share (as of June 30, 2002). The Series B Debentures are redeemable at our option commencing on May 30, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series B Debentures may convert at any time into non-voting Series B preferred shares, each share of which has rights (other than voting rights) substantially similar to 100 shares of Common Stock of the Company. As of June 30, 2002, the $145.9 million aggregate principal balance includes $8.8 million of accrued dividends relating to the dividend payment date of July 1, 2002.

$52.2 million aggregate principal amount of 9.75% Series C PIK Debentures due May 30, 2007 (the "Series C Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series C Debentures on January 1 and July 1 of each year, commencing with January 1, 2001. The effective conversion price is $2.76 per share (as of June 30, 2002). The Series C Debentures are redeemable at our option commencing on May 30, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series C Debentures may convert at any time into shares of Common Stock of the Company. As of June 30, 2002, the $52.2 million aggregate principal balance includes $2.4 million of accrued dividends relating to the dividend payment date of July 1, 2002.

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

$5.8 million aggregate principal amount of 9.75% Series A cumulative convertible preferred shares due May 30, 2007. The holders of these convertible preferred shares are entitled to cumulative pay-in-kind (PIK) dividends at the rate of 9.75% per annum, payable semi-annually in the form of additional shares of Series A Stock on January 1 and July 1 of each year commencing on January 1, 2001. The Company did not declare the July 1, 2001, January 1, 2002 and July 1, 2002 dividend on the Series A Stock due to the Company's financial condition at these dates. The holders of the convertible preferred shares may convert at any time into shares of Common Stock of the Company. The effective conversion price is $2.76 per share (as of June 30, 2002). The Series A Stock is redeemable at our option commencing on May 30, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. As of June 30, 2002, the $5.8 million aggregate principal balance includes $872,000 of undeclared and unpaid PIK dividends relating to the dividend payment dates of July 1, 2001, January 1, 2002 and July 1, 2002.

$42.5 million aggregate principal amount of 9.75% Series A PIK Debentures due May 30, 2007 (the "Series A Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series B PIK Debentures on January 1 and July 1 of each year commencing on January 1, 2001. The effective conversion price is $2.76 per share (as of June 30, 2002). The Series A Debentures are redeemable at our option commencing on May 30, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series A Debentures may convert at any time into shares of Common Stock of the Company.

$145.9 million aggregate principal amount of 9.75% Series B PIK Debentures due May 30, 2007 (the "Series B Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series B PIK Debentures on January 1 and July 1 of each year, commencing with January 1, 2001. The effective conversion price is $2.76 per share (as of June 30, 2002). The Series B Debentures are redeemable at our option commencing on May 30, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series B Debentures may convert at any time into non-voting Series B preferred shares, each share of which has rights (other than voting rights) substantially similar to 100 shares of Common Stock of the Company. As of June 30, 2002, the $145.9 million aggregate principal balance includes $8.8 million of accrued dividends relating to the dividend payment date of July 1, 2002.

$52.2 million aggregate principal amount of 9.75% Series C PIK Debentures due May 30, 2007 (the "Series C Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series C Debentures on January 1 and July 1 of each year, commencing with January 1, 2001. The effective conversion price is $2.76 per share (as of June 30, 2002). The Series C Debentures are redeemable at our option commencing on May 30, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series C Debentures may convert at any time into shares of Common Stock of the Company. As of June 30, 2002, the $52.2 million aggregate principal balance includes $2.4 million of accrued dividends relating to the dividend payment date of July 1, 2002.

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

     As a result of several notices of default received by the Company with respect to secured indebtedness that by its terms may be accelerated by the applicable lenders, neither we nor the applicable indenture trustees for the Subordinated Debentures are permitted by the subordination provisions of the indentures governing the respective Subordinated Debentures to make any payment or distribution on account of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures). As a result, we did not make cash interest payments on the Original Debentures of $5.5 million in each of June 2001, January 2002 and June 2002. In the event that the Company is dissolved, liquidated or reorganized, all amounts due in payment of the Company's "senior indebtedness" must be paid or provided for before any payment may be made on account of the Subordinated Debentures. Accordingly, unless and until we are able to restructure our "senior indebtedness" obligations (including, without limitation, our several secured credit facilities) and resolve all pending defaults related to this indebtedness, we will not be permitted to make any interest or other payments to the holders of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures) or to restructure the Subordinated Debentures.

     As of June 30, 2002, our current portion of long-term debt and short-term notes payable totaled $930.5 million. These current maturities include $492.6 million of debt and lease obligations, $427.9 million of PIK Debentures and other Subordinated Debentures that are in default or pursuant to cross-default provisions may be declared in default and may be accelerated at the lender's election, and $10.0 million of short-term notes payable and borrowings. In 2002 our scheduled debt maturities include $226.3 million of secured debt and our 5.25% Debentures, which have an outstanding balance of $112.0 million at June 30, 2002 and mature in December 2002.

     We are obligated under our existing joint venture arrangements to purchase the equity interests of our joint venture partners at fair market value upon the election of our partners (the "Put"). We may also exercise options to purchase these same joint venture interests either at uncapped fair market value in the case of certain joint venture arrangements (the "FMV Call") or at an agreed upon return on investment in the case of other arrangements (the "Formula Call"). For the two joint ventures with the FMV Put and Call, we estimate that the amount required as of June 30, 2002 to acquire these joint venture interests would have been approximately $2.5 million. With respect to joint ventures that include Formula Calls, we estimate the put and call prices to be approximately $15 million and $55.0 million respectively, as of June 30, 2002.

     To address our long-term liquidity and capital needs, including our upcoming debt maturities, we intend to (i) continue our negotiations with our lenders, lessors, joint venture partners, and to seek to implement the Restructuring Plan (ii) continue to implement operating initiatives focused on overall rate and occupancy improvement and salary expense and overhead reductions, (iii) dispose of under-performing and non-strategic residences in order to reduce associated financing costs, operating expenses and to generate cash, and (iv) seek to identify additional equity or equity-linked capital to be funded contingent upon the substantial completion of our restructuring. As our Restructuring Plan is largely dependent upon our ability to implement negotiated consensual restructuring arrangements with our various capital structure constituencies, no assurances may be given as to whether we will be able to restructure the Company or to restore value to various of our capital structure constituencies.

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

     We performed a sensitivity analysis which presents the hypothetical change in fair value of those financial instruments held by us at June 30, 2002, which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair value of the debt included in the analysis is $414.9 million. Although not expected, a one-percentage point change in the interest rates would have caused our annual interest expense to change by approximately $4.1 million. Accordingly, a significant increase in LIBOR based interest rates could have a material adverse effect on our earnings.

     We do not presently use financial derivative instruments to manage interest costs. We do not use foreign currency exchange rate forward contracts or commodity contracts and do not have foreign currency exposure as of June 30, 2002.

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

     We elected not to fund certain debt service and lease payment obligations due during 2001 and 2002 without the consent of the applicable lender or lessor. Through additional payments, prepayments associated with asset sales and application of escrowed amounts, as of June 30, 2002, we had $5.6 million of delinquent outstanding scheduled debt service to lenders or lessors who hold mortgages on, or from whom we lease, 74 residences in the aggregate (2,972 resident capacity). We have received a written notice of acceleration from lenders with respect to indebtedness aggregating $149.1 million. In addition, indebtedness of approximately $96.9 million has fully matured and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We are also in default under various financial and other covenants contained in certain of our credit and lease arrangements. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 resident capacity) and other lenders have elected to apply deposits and reserve funds of ours held by such lenders against the past due payments. Five lenders have activated or are in the process of activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders, either pursuant to arrangements set forth in the applicable loan documents or as subsequently negotiated with the Company. We are also in litigation commenced in 2001 in the Chancery Court of Davidson County, Tennessee, with a former lessor who has asserted a damage claim arising out of the early termination of its 11 residence lease portfolio. As noted above, in May 2002, one lender group transferred to a third party title to all of the outstanding common stock of our then subsidiary which operated 27 residences serving as collateral for $171.0 million of indebtedness. Accordingly, we no longer operate these residences, although we do manage these residences for the lender group and are seeking to negotiate with the lender group to limit or eliminate any deficiency claims against the Company arising under the Company's guaranty of this indebtedness.

     The Company's Subordinated Debentures include subordination provisions that prohibit the Company from making interest payments to the debenture holders (other than payment-in-kind coupon payments) after the occurrence of payment defaults on the Company's senior indebtedness. As such, we defaulted in making coupon payments on our 5.25%, 6.75% and 7.00% Debentures aggregating approximately $5.5 million in each of July 2001 and January and July of 2002.

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

      We are also subject to various professional and liability claims. Since July 1, 2001, due to our limited cash resources and a general lack of availability of tradtional professional and general liability insurance products, we have maintained lower levels of liability insurance than would be desirable given actuarial estimates. See "Management's Discussion and Analysis of Financial Condition and Result of Operations - Liquidity and Capital Resources" for further discussion.

     The Company is a defendant in a criminal negligence action commenced in May 2001 involving one of the Company's residences and pending in Hennepin County, Minnesota. It is possible that if convicted of a crime, the Company's ability to obtain and renew certain of its licenses and to participate in certain government payor programs could be materially and adversely affected.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     In order to maintain sufficient operating liquidity, we elected not to fund certain 2001 and 2002 debt service and lease payment obligations. Specifically, without the consent of the applicable lender, we failed to pay debt service to lenders who hold mortgages on 74 residences in the aggregate (2,972 resident capacity). We have received a written notice of acceleration from lenders with respect to indebtedness aggregating $149.1 million. In addition, indebtedness of approximately $96.9 million has fully matured and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 beds) and other lenders or lessors have elected to apply our deposits and reserve funds held by such lenders and lessors against past due payments. Five lenders have activated or are in the process of activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders.

     We are also in litigation with a former lessor with respect to their damage claim associated with the early termination of their 11 residence lease portfolio. As noted above, in May 2002, one lender group transferred to a third party title to all of the outstanding common stock of our then subsidiary which operated 27 residences serving as collateral for $171.0 million of indebtedness. Accordingly, we no longer operate these residences, although we do manage these residences for the lender group and are seeking to negotiate with the lender group to limit or eliminate any deficiency claims against the Company arising under the Company's guaranty of this indebtedness.

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

     The indentures pursuant to which the $427.9 million of outstanding Subordinated Debentures were issued include as an event of default the acceleration of any other indebtedness of the Company of a specified amount (ranging from $1.0 million to $10.0 million). Accordingly, as a result of notices of acceleration that we received with respect to $149.1 million of mortgage indebtedness, we are in default with respect to our $427.9 million of Subordinated Debentures.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on May 30, 2002, and the following matters were voted on at that meeting:

     Consideration was given to a proposed amendment to the Company's Restated Certificate of Incorporation to reduce the size of the Board of Directors from nine to seven members. Approval of the proposed amendment required the affirmative vote of the holders of a majority of the outstanding shares of Series A Stock, voting separately as a class, and the vote of a majority of the shares of the outstanding Series A Stock and Common Stock, voting together as a class. The results were as follows: all shares of Series A Stock voted in favor of the proposal; with respect to the vote of the holders of the Common Stock and Series A Stock, voting together as a class: For, 5,524,111; Against, 437,508; and Abstentions, 23,196. Accordingly, the proposed amendment was not approved as it did not receive the affirmative vote of the holders of a majority of the outstanding shares of the Series A Stock and Common Stock, voting together as a single class (11,770,646 shares).

     Action was taken to elect a board of nine directors of the Company, five of whom were elected by the holders of the Common Stock (the "At-Large Directors") and four of whom were elected by the holders of the Series A Stock (the "Preferred Directors"). The results were as follows:

At-Large Directors Nominees	For	Authority Withheld
Timothy J. Buchanan	18,640,182	183,383
Gene E. Burleson	18,640,182	183,383
Ronald G. Geary	18,640,182	183,383
Patrick F. Kennedy	18,640,182	183,383
William G. Petty, Jr.	18,640,182	183,383

Preferred Director Nominees	For	Authority Withheld
William E. Colson	1,322,122	0
Robert Haveman	1,322,122	0
Natalie K. Townsend	1,322,122	0
Jerry L. Tubergen	1,322,122	0

     The proposal to amend the Company's Restated Certificate of Incorporation and to elect directors were set forth and described in the Notice of Annual Meeting and Proxy Statement of the Company dated April 30, 2002, filed with the Commission pursuant to Rule 14b-3 under the Securities Exchange Act of 1934, as amended.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
Exhibit Number		Description

	(a)	Exhibits. The following exhibits are filed as part of this report.

10.1

Settlement Agreement Regarding Loans dated as of June 25, 2002 by and among the Registrant, ALS National, Inc., Key Corporate Capital Inc. and the Lenders (as defined in the Agreement). (Certain exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits.)

10.2

Master Lease dated as of April 9, 2002 by and among JER/NHP Senior Living Acquisition, LLC, JER/NHP Senior Living Texas, L.P., JER/NHP Senior Living Wisconsin, LLC, and JER/NHP Senior Living Kansas, Inc., ALS Leasing, Inc. and Assisted Living Properties, Inc. (Certain exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits.)

10.3

Master Lease dated as of April 9, 2002 by and between the Registrant and Nationwide Health Properties, Inc. and its affiliates. (Certain exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits.)

10.4

Memorandum of Understanding dated as of April 9, 2002 by and among the Registrant, Nationwide Health Properties, Inc., NH Texas Properties Limited Partnership, NHP Silverwood Investments, Inc., NHP Westwood Investments, Inc., MLD Delaware Trust, and MLD Properties, LLC.

10.5

Letter of Credit Agreement dated as of April 9, 2002 by and among the Registrant, Nationwide Health Properties, Inc., NH Texas Properties Limited Partnership, NHP Silverwood Investments, Inc., NHP Westwood Investments, Inc., MLD Delaware Trust, and MLD Properties, LLC.

10.6

Memorandum of Understanding dated as of April 9, 2002 by and among the Registrant, ALS Leasing, Inc., Assisted Living Properties, Inc., JER/NHP Senior Living Acquisition, LLC, JER/NHP Senior Living Texas, L.P., JER/NHP Senior Living Wisconsin, LLC and JER/NHP Senior Living Kansas, Inc. (Represents a corrected version of this exhibit, orginally filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

11.1		Statement Regarding Computation of Net Income Per Share.

99.1		Certification of Chief Executive Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2		Certification of Chief Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on the 14th day of August, 2002.

Date: August 14, 2002
ALTERRA HEALTHCARE CORPORATION

/s/ Mark W. Ohlendorf
By: Mark W. Ohlendorf
Senior Vice President, Chief Financial Officer and Secretary

EXHIBIT 11.1 COMPUTATION OF NET INCOME PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Basic:
Net loss from continuing operations before cumulative effect of change in accounting principle - attributable to common shares	$(2,788)	$(188,441)	$(13,486)	$(222,164)
Loss on discontinued operations	(87,441)	(3,789)	(96,545)	(7,688)
Cumulative effect of change in accounting principle	--	--	(54,695)	--
Net loss attributable to common shares	(90,229)	(192,230)	(164,726)	(229,852)

Weighted average common shares outstanding	22,175	22,110	22,175	22,110

Net loss from continuing operations before cumulative effect of change in accounting principle - per share	$(0.13)	$(8.52)	$(0.61)	$(10.05)
Loss on discontinued operations - per share	(3.94)	(0.17)	(4.35)	(0.35)
Cumulative effect of change in accounting principle - per share	--	--	(2.47)	--
Net loss per common share	$(4.07)	$(8.69)	$(7.43)	$(10.40)

     Diluted: Not included as convertible debentures are antidilutive.

Exhibit 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF ALTERRA HEALTHCARE CORPORATION

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350, and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended June 30, 2002 of Alterra Healthcare Corporation (the "Issuer").

I, Patrick F. Kennedy, the Chief Executive Officer of Issuer, certify that, to the best of my knowledge:

(i)     the Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)), as amended; and

(ii)     the information contained in the Form 10-Q fairly presents, in all material respect, the financial condition and results of operations of the Issuer.

Dated:  August 14, 2002

  /s/ Patrick F. Kennedy
Patrick F. Kennedy
Chief Executive Officer and President

Exhibit 99.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

OF ALTERRA HEALTHCARE CORPORATION

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350, and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended June 30, 2002 of Alterra Healthcare Corporation (the "Issuer").

I, Mark W. Ohlendorf, the Chief Financial Officer of Issuer, certify that, to the best of my knowledge:

(i)     the Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)), as amended; and

(ii)     the information contained in the Form 10-Q fairly presents, in all material respect, the financial condition and results of operations of the Issuer.

Dated:August 14, 2002

   /s/ Mark W. Ohlendorf
Mark W. Ohlendorf
Chief Financial Officer, Senior Vice
President and Secretary