Form 10-Q
period 2002-09-30
ALTERRA HEALTHCARE CORP
filed 2002-11-15
CIK 1013218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

Form 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of September 30, 2002: 22,174,625

ALTERRA HEALTHCARE CORPORATION

INDEX

Part I. Financial Information
		Page No.
Item 1.	Financial Statements:

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28-29

	Part II. Other Information

Item 1.	Legal Proceedings	29-30

Item 3.	Defaults Upon Senior Securities	30-31

Item 5.	Other Information	31

Item 6.	Exhibits and Reports on Form 8-K	32

PART 1 - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,809	$19,996
Accounts receivable, net	9,605	10,539
Assets held for sale	87,736	88,166
Other current assets	27,472	31,846
Total current assets	142,622	150,547
Property and equipment, net	509,882	727,416
Restricted cash and investments	2,161	3,312
Goodwill, net	42,435	104,915
Other assets	38,688	52,010
Total assets	$735,788	$1,038,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term obligations, including convertible debt	$745,584	$977,651
Current debt maturities on assets held for sale	106,274	140,054
Short-term notes payable	7,779	10,753
Accounts payable	3,925	4,450
Accrued expenses	86,784	62,336
Guaranty liability	58,500	--
Deferred rent and refundable deposits	13,809	16,048
Total current liabilities	1,022,655	1,211,292
Long-term obligations, less current installments	142,578	82,752
Deferred gain on sale and other	2,146	5,593
Redeemable preferred stock	5,967	5,489
Stockholders' equity:
Preferred stock, 2,500,000 shares authorized; 1,550,000 of which have been designated at September 30, 2002 and December 31, 2001, none of which are outstanding	---	---
Common stock, $.01 par value; 100,000,000 shares authorized; of which 22,174,625 were issued and outstanding on September 30, 2002 and December 31, 2001	221	221
Treasury stock, $.01 par value; 11,639 shares in 2001 and 2000	(163)	(163)
Additional paid-in capital	179,526	179,526
Accumulated deficit	(617,142)	(446,510)
Total stockholders' deficit	(437,558)	(266,926)
Total liabilities and stockholders' deficit	$735,788	$1,038,200

See accompanying notes to condensed consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Resident service fees	$102,057	$106,132	$310,258	$322,500
Management fee and other	772	1,476	2,624	4,963
Operating revenue	102,829	107,608	312,882	327,463

Operating expenses (income):
Residence operations	69,130	75,491	206,674	221,731
Lease expense	14,755	14,676	43,896	46,680
Gain on lease termination	--	--	(6,204)	--
Lease income	(3,913)	(5,511)	(11,883)	(16,688)
General and administrative	11,272	12,602	34,698	35,677
(Gain) loss on disposal	(8,700)	9,966	(20,233)	185,506
Depreciation and amortization	6,561	9,191	19,248	26,409
Total operating expenses	89,105	116,415	266,196	499,315
Operating (loss) income	13,724	(8,807)	46,686	(171,852)

Other income (expense):
Interest expense, net	(11,485)	(15,879)	(37,793)	(48,121)
Amortization of financing costs	(949)	(2,562)	(4,100)	(7,621)
Convertible debt paid-in-kind ("PIK") interest	(6,608)	(6,055)	(19,266)	(18,230)
Equity in losses of unconsolidated affiliates	(1,793)	(4,945)	(6,065)	(14,526)
Total other expense, net	(20,835)	(29,441)	(67,224)	(88,498)

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(7,111)	(38,248)	(20,538)	(260,350)

Income tax expense	(30)	(30)	(90)	(90)

Loss from continuing operations before cumulative effect of change in accounting principle	(7,141)	(38,278)	(20,628)	(260,440)

Gain (loss) on discontinued operations	1,235	(4,526)	(95,309)	(12,216)

Cumulative effect of change in accounting principle	--	--	(54,695)	--

Net loss	$(5,906)	$(42,804)	$(170,632)	$(272,656)

Loss per common share - basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle - basic and diluted	(0.32)	(1.73)	(0.93)	(11.78)
Gain (loss) on discontinued operations - basic and diluted	0.06	(0.21)	(4.30)	(0.55)
Cumulative effect of change in accounting principle - basic and diluted	--	--	(2.47)	--
Net loss per common share - basic and diluted	$(0.26)	$(1.94)	$(7.70)	$(12.33)

Weighted average common shares outstanding:
Basic	22,175	22,110	22,175	22,110
Diluted	22,175	22,110	22,175	22,110

See accompanying notes to condensed consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)
	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(170,632)	$(272,656)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,248	26,409
PIK interest	19,266	18,230
Amortization of deferred financing	4,100	7,621
Cumulative effect of change in accounting principle	54,695	--
(Gain) loss on disposal	(20,233)	185,506
Loss on discontinued operations	95,309	12,216
Equity in net loss from investments in unconsolidated affiliates	6,065	14,526
Increase in net resident receivables	(1,250)	(2,081)
Decrease in other current assets	3,397	63,215
Decrease in accounts payable	(69)	(6,854)
Increase in accrued expenses and deferred rent	9,487	2,059
Increase in past due interest and late fees	7,608	12,381
Increase in accrued development reserve costs	--	85
Changes in other assets and liabilities, net	(999)	(23,489)
Net cash provided by operating activities	25,992	37,168

Cash flows from investing activities:
Payments for property, equipment and project development costs	(5,902)	(24,831)
Net proceeds from sale of property and equipment	37,040	15,865
Decrease in notes receivable, net	500	814
Changes in investments in and advances to unconsolidated affiliates	(968)	(24,451)
Purchase of limited partnership interests	--	(782)
Net cash provided by (used) in investing activities	30,670	(33,385)

Cash flows from financing activities:
Repayments of short-term borrowings	(2,974)	(3,081)
Repayments of long-term obligations	(54,962)	(41,003)
Proceeds from issuance of debt	--	20,326
Proceeds from sale/leaseback transactions	--	10,718
Payments for financing costs	(913)	(1,068)
Issuance of preferred stock and other capital contributions	--	(126)
Contributions by minority partners and minority stockholders	--	(40)
Net cash used in financing activities	(58,849)	(14,274)

Net decrease in cash and cash equivalents	(2,187)	(10,491)

Cash and cash equivalents:
Beginning of period	$19,996	$23,688
End of period	$17,809	$13,197

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$44,122	$67,849
Cash (refunded) paid during period for income taxes	$29	$(82)

Non cash items:
Deconsolidated assets related to subsidiary stock transfer	$204,341	$--
Deconsolidated liabilities related to subsidiary stock transfer	$180,281	$--

See accompanying notes to condensed consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)      Basis of Presentation

      The condensed consolidated balance sheets as of September 30, 2002 and December 31, 2001, the condensed consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 contained in this Quarterly Report on Form 10-Q include the accounts of Alterra Healthcare Corporation ("Alterra" or the "Company") and our affiliates which are under our common financial control. All significant intercompany accounts have been eliminated in consolidation. In our opinion, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of these condensed consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

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

  Restructuring Activities

In February 2001 our overall cash position had declined to a level which we believed to be insufficient to operate the Company. Accordingly, in February 2001 we retained financial advisors and special reorganization counsel to assist us in evaluating alternatives to restore financial viability. To conserve cash and protect the financial integrity of our operations, beginning in March 2001 we elected not to make selected scheduled debt service and lease payments, of which $6.2 million remains unpaid as of September 30, 2002. As a result, we are in default under several of our principal credit facilities. Our operating cash flow has improved due to overhead reductions that have been implemented and increases in monthly rents that we charge to our residents which were effective in 2002. Nevertheless, we believe that our operations will not produce sufficient cash flow to satisfy all of our obligations until the conclusion of our restructuring activities, which have commenced.

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

The principal components of our Restructuring Plan are the disposition of selected assets and the restructuring of our capital structure, including our "senior capital" constituencies comprised principally by our secured indebtedness and leases (operating and capital), our "junior capital" constituencies comprised principally by our convertible pay-in-kind (PIK) debentures, our other convertible subordinated debentures and our equity capitalization, and our remaining joint venture relationships. Discussions with various senior capital structure constituencies commenced in the spring of 2001 and are ongoing. While several binding restructuring arrangements have been executed, negotiations with respect to the majority of our secured debt arrangements have not been concluded. Negotiations with junior capital constituencies have not commenced, as these negotiations are dependent upon the outcome of our negotiations with senior capital constituencies and the fact that, pursuant to the subordination provisions governing our convertible subordinated debentures, we are limited in our ability to restructure the convertible subordinated debentures until we have cured pending defaults related to our secured indebtedness. Given that significant restructuring discussions and negotiations are still to be concluded, we expect that we may be making modifications to the Restructuring Plan to address issues that arise during the course of these negotiations.

Portfolio Rationalization. The Restructuring Plan calls for the disposition of a substantial number of our residences (collectively, the "Disposition Assets") that we have determined to be non-strategic for one or more of a variety of reasons. The disposition of the residences included in the Disposition Assets is expected to be accomplished primarily by actively working with the lenders and lessors to identify new operators and selling assets through an organized sales process.

      Beginning in April 2001, we started to market the Disposition Assets. Potential buyers, brokers and lenders were provided various information related to the Disposition Assets, and confidentiality agreements have been executed with a number of interested parties. During the nine months ended September 30, 2002 we recognized a gain on disposal of $12.7 million relating to the sale of 21 residences, nine land parcels and two lease terminations. Additionally, as a result of various asset refinancings, three assets were removed from the Disposition Asset classification and a corresponding gain of $7.5 million was recognized in accordance with SFAS No. 121 resulting from the reversal of the related loss reserve estimates associated with those assets. In addition, we are discussing a number of alternatives with our lenders and lessors to address any potential cash shortfalls that may result from proposed dispositions. A condition to our disposing of the Disposition Assets will be obtaining the consent of the applicable lender or lessor and, in certain cases, the consent of the applicable joint venture partner. As of September 30, 2002, 88 residences representing 4,137 resident capacity have either been sold or transferred to a new lessee. In addition, we sold 19 land parcels. As of September 30, 2002, approximately $83.9 million is reserved for losses relating to future asset sales, lease terminations and joint venture settlements.

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

Secured Lender Negotiations. Management has been and is actively seeking to restructure secured loan facilities that, in management's view, would generate significant deficiency claims (i.e., claims in excess of the value of the applicable mortgage portfolio) in the event the applicable lenders sought to call the loan and foreclose on their collateral. Management believes that four credit facilities representing $265.5 million in aggregate financing at September 30, 2002 (secured by mortgages on 57 residences with an aggregate capacity of 3,487 beds) appear to represent significant potential deficiency claims in the range of $74.8 million to $102.2 million. In these negotiations, we are seeking to limit or eliminate these potential deficiency claims against the Company in exchange for our agreement to cooperate with the applicable lenders to facilitate an orderly transition of ownership (and, in certain cases, management) of the mortgaged residences to the lenders or their designees (through deed-in-lieu of foreclosure transactions or so-called friendly foreclosures). In transitioning ownership of the mortgaged residences to the lenders, we are offering to provide interim or long-term management services to the lenders with respect to the mortgaged residences. During the first two quarters of 2002, we executed definitive agreements of this type with two different lender groups with regard to two of these "impaired" credit facilities, originally representing $76.6 million of financing secured by 22 residences with an aggregate capacity of 1,029 beds. As a result of seven asset sales during the third quarter, $52.4 million of indebtedness secured by mortgages on 15 residences included in the two executed definitive agreements is remaining at September 30, 2002.

      In October 2002, we executed a settlement agreement with another of our impaired lender groups with regard to a credit facility representing $42.1 million of financing secured by 15 residences with an aggregate capacity of 675 beds. In exchange for a conditional release of any deficiency claims, we have agreed to cooperate in the transition of ownership of the mortgaged residences to the lenders or their designees (through deed-in-lieu foreclosure transactions or so-called friendly foreclosures). Specifically, as these residences are transferred by the Company, we receive a release with respect to a pro-rata portion of the allocated loan amount and related penalties and interest. In transitioning ownership of the mortgaged residences to the lenders, we are offering to provide interim or long-term management services. Contemporaneous with the execution of this settlement agreement, we closed on a sale-leaseback financing representing $28.8 million with respect to nine residences with an aggregate capacity of 342 beds, including six residences originally financed by this lender group.

     In May 2002, our one remaining significantly "impaired" lender group that provided $171.0 million in aggregate financing (secured by mortgages on 27 residences with an aggregate capacity of 2,154 beds) caused title to all of the stock of our subsidiary that operated these mortgaged residences to be transferred to a third party. Accordingly, we no longer own these residences, although we do manage these residences for this lender group and are actively negotiating with the lender group seeking to limit or eliminate any deficiency claim arising under our guaranty of this financing. As a result of the stock transfer, these residences are no longer consolidated and operations related to these residences through May 31, 2002 are reported as discontinued operations. We have recorded $58.5 million related to our estimated liability associated with our guaranty (including payment of the termination fee due upon full payment of the mortgage obligations). The liability associated with our guaranty obligation was calculated as the difference between the fair market value of the assets and the underlying mortgage obligations. Also included in discontinued operations is a loss of approximately $24.0 million, which represents the write off of the net assets of our former subsidiary at the time of the transfer of the stock of that subsidiary.

For comparative purposes, the reconciliation between the December 31, 2001 and September 30, 2002 balance sheet to record the stock transfer of this former subsidiary, AHC Tenant, Inc., is as follows:
	As reported, December 31, 2001	AHC Tenant, Inc. Adjustments	Working Capital/ Asset Sale Adjustments	As reported, September 30, 2002

Total current assets	$150,547	(4,316)	(3,609)	$142,622
Property and equipment, net	727,416	(189,221)	(28,313)	509,882
Other assets	160,237	(10,804)	(66,149)	83,284
Total assets	$1,038,200	(204,341)	(98,071)	$735,788

Total current liabilities	1,211,292	(174,354)	(14,283)	1,022,655
Other liabilities	93,834	(5,927)	62,784	150,691
Total equity	(266,926)	(24,060)	(146,572)	(437,558)
Total liabilities and equity	$1,038,200	(204,341)	(98,071)	$735,788

      We are currently negotiating with various credit participants with respect to the restructuring of this one remaining "impaired" mortgage loan facility. We are unable to provide any assurances at to whether these ongoing negotiations with respect to this impaired credit facility will result in restructuring terms acceptable to the Company providing for the elimination or substantial reduction of this large potential deficiency claim.

      In addition to these impaired credit facilities, we are also seeking to negotiate amendments and modifications with the applicable lenders with respect to our other principal secured credit facilities in order to, depending on the specific case, reset covenants, obtain consent to sell certain mortgaged residences, secure waivers of prior defaults and, in certain cases, to extend scheduled maturities. These credit facilities represent $336.4 million of financing secured by an aggregate of 111 residences with an aggregate capacity of 5,052 beds as of September 30, 2002. Discussions with certain of these lenders have commenced, and we have executed definitive binding agreements with lenders with respect to $125.7 million of indebtedness secured by 49 residences with an aggregate capacity of 1,850 beds, providing for, among other things, extensions of debt maturities, waivers of prior defaults and amendments of certain covenants.

REIT Lessor Negotiations. We currently have five multi-residence portfolios leased from various REITs. These portfolios include an aggregate of 196 residences with an aggregate capacity of 8,501 beds. We have completed the restructuring of four of our leased portfolios (aggregate of 161 residences with an aggregate capacity of 7,087 beds). These restructurings included the amendment of certain lease covenants and terms and, in three lease facilities, the conversion of individual leases into single master leases. The cash rent due under one lease facility was modified through the application of various deposits held by the landlord to satisfy a portion of the cash rent obligation in the early years of the restructured master lease.

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

Restructuring of Junior Capital Structure. As of September 30, 2002, the Company's junior capital structure is comprised of approximately $433.8 million of unsecured debt and equity capitalization comprised of $6.0 million aggregate principal amount of 9.75% Series A Cumulative Convertible Preferred Stock due May 30, 2007 (the "Series A Stock") and 22.2 million shares of Common Stock. The principal components of the Company's unsecured indebtedness as of September 30, 2002 (amounts exclude accrued but unpaid interest) include:

i.      $10.0 million aggregate principal face amount of 9.0% promissory notes due in December 2006, issued in connection with the restructuring of certain joint venture arrangements (the "Unsecured Notes");

ii.      $246.5 million aggregate principal amount of 9.75% pay-in-kind convertible debentures due May 30, 2007 (the "PIK Debentures") issued in three separate series in 2000;

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

    All obligations relating to the Original Debentures, as well as all other indebtedness of the Company, would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Series A Stock and Common Stock; and

    All liquidation preferences related to our outstanding Series A Stock (approximately $6.0 million as of September 30, 2002) would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Common Stock.

      In seeking to restructure our junior capital structure, the relative rights in liquidation of our various junior capital constituencies will be a significant factor in determining the extent to which the claims and interests of these various constituencies will need to be modified or exchanged as the Company is restructured.

      In light of the subordination provisions governing the Subordinated Debentures, we are currently prohibited from restructuring the Subordinated Debentures, the largest component of our junior capital structure. If we are able to successfully complete the restructuring of our secured credit facilities, we anticipate that we will seek to exchange an equity or equity-linked security of the Company for all or a portion of the outstanding Subordinated Debentures. The extent to which all of the Subordinated Debentures will be permitted to participate in this exchange offer, and the value and rights associated with this new equity or equity-linked security to be offered to the holders of the PIK Debentures and Original Debentures, respectively, will be contingent upon the value of the restructured Alterra and will be impacted by the subordination provisions operative with respect to the various series of Subordinated Debentures.

      We could seek to effect a restructuring of certain of the Subordinated Debentures by an exchange offer to the holders of such debentures. However, to successfully restructure the Subordinated Debentures through an exchange offer, we would need the consent of substantially all of the holders of these debentures to the terms of our exchange offer. Accordingly, the Company will likely seek to restructure certain components of its junior capital structure by reorganizing the Company pursuant to a filing of a largely pre-arranged restructuring plan under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In a case commenced under Chapter 11, the Company can restructure without the need of obtaining the active consent of substantially all of the holders of the Subordinated Debentures because Chapter 11 provides specific voting requirements and other mechanisms for completing a restructuring under court supervision. In light of the pendency of ongoing negotiations with several senior capital constituencies that may have a material effect on the treatment in our restructuring of certain of our junior capital constituencies, we have not commenced substantive restructuring discussions with our junior capital constituencies.

      Given the uncertainty as to the outcome of our ongoing restructuring negotiations with senior capital constituencies, and given the impact of operative subordination provisions and corporate law doctrines governing the relative rights of holders of debt and equity interests in the Company, it is very difficult for us to predict what value, if any, various junior capital constituencies will receive in the restructured Alterra. While it is management's intention, to the extent practicable, to seek to restore value to our junior capital, no assurances may be given as to what value, if any, various junior capital constituencies will have in the restructured Company.

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

      We are engaged in buy-out or settlement negotiations with investor groups who currently have interests in an aggregate of 45 joint venture arrangements. As of September 30, 2002, 26 of those joint venture arrangements are associated with residences operating under lease or sublease agreements with the joint venture, while the lease or sublease agreements of the remaining 19 joint venture arrangements have been terminated. No assurance may be given as to whether these negotiations will result in an agreement as to the Company acquiring 100% of these joint venture entities. If these negotiations fail, the Company's ability to restructure certain of its senior capital financing facilities may be adversely affected. If lenders or lessors providing financing to the Company with respect to residences operated by joint ventures seek to foreclose on their mortgages or to terminate their leases, and as a result joint venture entities have their right to operate such residences impaired, Alterra may be forced to defend damage claims asserted by certain of its joint venture partners.

Efforts to Secure New Equity. As we continue to restructure the Company, we have found it necessary to seek a new equity investment in the Company to be funded upon completion of the restructuring in order to achieve financial stability, fund certain deferred expenditures, normalize our professional and general liability insurance programs, and fund certain non-recurring costs of the restructuring. This investment would likely be contingent on a successful restructuring of the Company and, accordingly, would not be funded until negotiations, settlements or restructurings with our lenders, lessors, Subordinated Debenture and equity holders and joint venture partners have concluded. Any additional equity investment in the Company, if it can be arranged, may significantly dilute the equity interests of all parties holding (or receiving in the restructuring) equity or equity-linked securities in the restructured Alterra.

(3)      New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," having a required effective date for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 effective January 1, 2002 and as a result, stopped amortizing $104.9 million of goodwill as of that date.

      Under the transitional provisions of SFAS No. 142, the Company identified its reporting units and performed impairment tests on the net goodwill associated with each of these reporting units. The fair value of the owned reporting units was determined by estimating the terminal value of the future cash flows. The fair value of the leased reporting units was determined by estimating the present value of the cash flows for the life of the lease. Based on this impairment testing, the Company recorded an impairment loss of $54.7 million in the first quarter of 2002. The impairment loss has been recorded as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2002.

In accordance with SFAS No. 142, the effect of this accounting change is applied prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior period is as follows (in thousands, except per share amounts):

	For the Three Months Ended September 30, 2002		For the Nine Months Ended September 30, 2002
	2002	2001	2002	2001

Reported net loss from continuing operations before cumulative effect of change in accounting principle	$(7,141)	$(38,278)	$(20,628)	$(260,440)
Add: Goodwill amortization	--	1,522	--	4,705
Adjusted net loss from continuing operations before cumulative effect of change in accounting principle	(7,141)	(36,756)	(20,628)	(255,735)

Basic and diluted earnings per share:

Reported net loss per share from continuing operations before cumulative effect of change in accounting principle	$(0.32)	$(1.73)	$(0.93)	$(11.78)
Goodwill amortization - per share	--	0.07	--	0.21
Adjusted basic and diluted net loss per share from continuing operations before cumulative effect of change in accounting principle	$(0.32)	$(1.66)	$(0.93)	$(11.57)

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations (SFAS No. 143)." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company is currently reviewing the provisions of SFAS No. 143 to determine the impact on its results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company adopted SFAS No. 144 beginning on January 1, 2002. As a result of the adoption of SFAS No. 144, during the nine months ended September 30, 2002, the Company reclassified to discontinued operations the revenues and expenses of 10 residences with an aggregate capacity of 486 beds that were part of two executed deed in lieu restructuring agreements, six leased residences with an aggregate capacity of 308 beds which are pending sale and 27 residences with an aggregate capacity of 2,154 beds formerly operated by a wholly-owned subsidiary, the ownership of which subsidiary was transferred to a third party by the lender group in May 2002. For comparative purposes and in accordance with SFAS No. 144, the September 30, 2001 condensed consolidated statements of operation have been restated to reflect this classification. Those assets classified as held for sale at December 31, 2001 continue to be accounted for in accordance with SFAS No. 121.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," related to the accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company adopted FASB 145 and accordingly a gain of $6 million was recognized in discontinued operations consistent with the operations of the related assets.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, the Company will apply the provisions of SFAS No. 146 prospectively to exit or disposal activities initiated after December 31, 2002.

(4)      Assets Held for Sale

      As part of our Restructuring Plan, our Board of Directors has adopted an asset disposition plan to dispose or terminate leases on 133 residences with an aggregate capacity of 6,031 residents and 33 parcels of land. Residences included in the disposition plan were identified based on an assessment of a variety of factors, including geographic location, residence size, operating performance and lender negotiations. As of September 30, 2002, 88 residences representing 4,137 resident capacity, including 19 residences sold as part of joint venture terminations with Manor Care, Inc. and Pioneer Development Company, have either been sold or transferred to a new lessee. In addition, the Company sold 19 land parcels.

      In accordance with SFAS No. 121 and SFAS No. 144, we have recorded an impairment loss on our properties to be held for sale whenever their carrying value cannot be fully recovered through the estimated cashflows including net sale proceeds. The amount of the impairment loss to be recognized is the difference between the residence's carrying value and the residence's estimated fair value less costs to sell. Our policy is to consider a residence to be held for sale or disposition when we have committed to a plan to sell such residence and active marketing activity has commenced or it is expected to commence in the near term. In accordance with SFAS No. 144, during the nine months ended September 30, 2002 we recognized an impairment loss of $13.1 million and reclassified as held for sale 10 residences included as part of executed deed in lieu restructuring agreements and six leased residences with pending sales. Also in accordance with SFAS No. 144, the impairment loss and revenues and expenses of these residences have been recorded as discontinued operations for the nine months ended September 30, 2002. Assets held for sale is principally comprised of net property and equipment, goodwill and the corresponding mortgage liability. We expect to sell these residences and land parcels in the next six to twelve months. As of September 30, 2002, approximately $83.9 million is reserved for losses relating to future asset sales, lease terminations and joint venture settlements.

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

      During the nine months ended September 30, 2002, we sold or terminated leases on 23 residences (1,119 resident capacity) and nine land parcels. The sale or lease termination of these assets resulted in the retirement of approximately $51.4 million of debt and lease obligations and a gain on disposal of $12.7 million. Additionally, a gain of $7.5 million was recognized resulting from the removal of three assets from the Disposition Asset classification and the reversal of the related loss reserve estimates.

      The following table represents condensed operating information for the nine months ended September 30, 2002 and 2001, respectively, as related to the 88 operating residences which have been sold, are held for sale, or had leases terminated as of September 30, 2002, and are included in the loss from continuing operations of the Consolidated Statements of Operations. In some cases, based on the timing of the asset disposal or lease termination, results may not be comparable (in thousands).

	2002	2001

Revenue	$24,470	$47,253
Residence operations expense	20,745	39,790
Lease expense	486	3,363
Interest expense	4,759	9,459
Depreciation expense	8	5,009
Loss before taxes	$(1,528)	$(10,368)

(5)      Net Loss Per Common Share

      The following table summarizes the computation of basic and diluted net loss per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):
	Nine Months Ended September 30,
	2002	2001
Numerator:
Numerator for basic and diluted earnings per share - loss from continuing operations before cumulative effect of change in accounting principle	$(20,628)	$(260,440)
Loss on discontinued operations	(95,309)	(12,216)
Cumulative effect of change in accounting principle	(54,695)	--
Numerator for basic and diluted earnings per share - net loss	(170,632)	(272,656)

Denominator:
Denominator for basic and diluted net loss per common share-weighted average shares plus assumed conversions	22,175	22,110

Basic and diluted earnings per share - loss from continuing operations before cumulative effect of change in accounting principle	$(0.93)	$(11.78)
Loss on discontinued operations	(4.30)	(0.55)
Cumulative effect of change in accounting principle	(2.47)	--
Basic and diluted net loss per common share	$(7.70)	$(12.33)

      Shares issuable upon the conversion of convertible subordinated debentures and employee stock options have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

(6)      Subsequent Events

      In October 2002, we executed a settlement agreement with another of our impaired lender groups with regard to a credit facility representing $42.1 million of financing secured by 15 residences with an aggregate capacity of 675 beds. In exchange for a conditional release of any deficiency claims, we have agreed to cooperate in the transition of ownership of the mortgaged residences to the lenders or their designees (through deed-in-lieu foreclosure transactions or so-called friendly foreclosures). Specifically, as these residences are transferred by the Company, we receive a release with respect to a pro-rata portion of the allocated loan amount and related penalties and interest. In transitioning ownership of the mortgaged residences to the lenders, we are offering to provide interim or long-term management services. Contemporaneous with the execution of this settlement agreement, we closed on a sale-leaseback financing representing $28.8 million with respect to nine residences with an aggregate capacity of 342 beds, including six residences originally financed by this lender group. Three of these assets were previously included in the Disposition Assets.

      As of November 14, 2002, an additional 10 residences and one land parcel have been sold representing an aggregate capacity of 233 beds.

(7)     Reclassifications

      Reclassifications have been made in the 2001 financial statements to conform with the 2002 financial statement presentation.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We are a national assisted living company operating assisted living residences and providing assisted living services in 24 states. Our recent restructuring activities have had a significant impact on our results of operations and are important factors in explaining the changes in our results between 2002 and 2001. As of September 30, 2002 and 2001, we operated or managed 400 and 451 residences with aggregate capacity of 18,789 and 21,268 residents, respectively. As of September 30, 2002, 26 of our residences were operated in joint venture arrangements with third parties, 24 of which were operated in unconsolidated joint ventures.

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

      We are seeking to negotiate restructurings of several of our principal secured debt and lease obligations and, upon completing these negotiations, will seek to restructure our principal unsecured debt obligations, comprised primarily of the outstanding convertible debentures. Furthermore, at September 30, 2002, we were in violation of certain debt covenants. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability, classification or amounts of assets and liabilities that may result from the outcome of lenders or lessors taking action to foreclose on their collateral under their secured credit agreements as a result of these defaults.

Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In accordance with SFAS No. 109, we are required to continuously evaluate the recoverability of the deferred tax assets based on the criteria that it is "more likely than not" that the deferred taxes will be recoverable through future taxable income. This evaluation is made based on our internal projections which are routinely updated to reflect more recent operating trends. Based on our current financial projections, we are uncertain that we will recover these net deferred tax assets through future taxable income. Therefore, any deferred tax assets are fully reserved for at the end of September 30, 2002.

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

      Residence Service Fees. Residence service fees for the three months ended September 30, 2002 were $102.1 million, representing a decrease of $4.0 million from the $106.1 million for the comparable 2001 period. This decrease resulted primarily from a decrease in the number of residences operated in the 2002 period together with a decline in occupancy rates offset by rate increases instituted during the past 12 months. The Company operated 51 fewer residences (aggregate resident capacity of 2,479 beds) in the 2002 period than in the 2001 period as a result of asset sales. Average monthly rates were $2,842 and $2,692 for the quarters ended September 30, 2002 and 2001, respectively. Company-wide occupancy was 83.5% and 84.7% for the quarters ended September 30, 2002 and 2001, respectively.

     Other Revenues. Other revenues for the three months ended September 30, 2002 were $770,000, a decrease of $730,000 from the $1.5 million of other revenue for the three months ended September 30, 2001. The decrease is attributable to reduced development and franchise activity and a reduction in management fees on residences which were either managed for third parties or for entities in which we held a minority ownership position. Management fees include charges for transitional services to recruit and train staff, initial and recurring fees for use of our name and branding, initial and recurring fees for use of our methodologies, services for assisting with finance processing, and ongoing management services provided to operate the residence.

      Residence Operating Expenses. Residence operating expenses for the three months ended September 30, 2002 decreased to $69.1 million from $75.5 million in the three-month period ended September 30, 2001. Operating expenses as a percentage of resident service fees for the three months ended September 30, 2002 and 2001 were 67.7% and 71.1%, respectively. This decrease resulted primarily from ongoing cost reduction strategies instituted during the past 12 months, as well as the Company operating 51 fewer residences (aggregate resident capacity of 2,479 beds) in the 2002 period than in the 2001 period as a result of asset sales.

      Lease Expense. Lease expense for the three months ended September 30, 2002 was $14.8 million, compared to $14.7 million in the comparable period in 2001.

      Lease Income. We earned $3.9 million of lease income for the three months ended September 30, 2002, compared to $5.5 million for the comparable period in 2001, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures. This decrease in lease income occurred due to a reduction in the number of residences leased to unconsolidated joint ventures from 55 to 24 as of September 30, 2001 and 2002, respectively, resulting from joint venture and lease terminations that occurred during 2002. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences and thereby offset our costs associated with obtaining and maintaining financing for such residences.

      General and Administrative Expense. For the three months ended September 30, 2002, general and administrative expenses were $9.4 million before $1.8 million in legal and consulting restructuring costs, compared to $10.2 million before $2.4 million in restructuring costs for the comparable period in 2001. On-going general and administrative expenses as a percentage of operating revenue decreased from 9.5% to 9.1% for the three months ended September 30, 2001 and 2002, respectively. The $800,000 decrease in on-going expenses in the 2002 period was primarily attributable to cost reductions which we have implemented to improve corporate efficiencies.

      Loss on Disposal. The Company's Board of Directors adopted a plan to dispose of 133 residences with aggregate capacity of 6,031 residents and 33 parcels of land. During the three months ended September 30, 2001, in accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," we recorded a loss on disposal of $10.0 million, which includes losses related to Disposition Asset sales, to reflect the Disposition Assets at their lower of carrying value or estimated fair value less costs to sell and to write off the carrying value of assets associated with terminated residence leases.

      During the three months ended September 30, 2002, we sold seven residences and seven land parcels (346 resident capacity) resulting in a gain on disposal of $1.2 million. Additionally, as a result of various asset refinancings, three assets were removed from the Disposition Asset classification and a corresponding gain of $7.5 million was recognized in accordance with SFAS No. 121 due to the reversal of the related loss reserve estimates associated with those assets.

      Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2002, was $6.6 million representing a decrease of $2.6 million, or 28.3%, from the $9.2 million of depreciation and amortization for the 2001 period. This decrease resulted primarily from the adoption of FASB Statement 142 which eliminates ongoing depreciation of goodwill and other intangible assets and the sale of 51 assets during the past 12 months.

      Interest Expense, Net. Interest expense, net of interest income, was $11.5 million for the three months ended September 30, 2002, compared to $14.0 million of net interest expense for the comparable 2001 period, prior to $1.9 million of bank penalties paid in the comparable 2001 quarter. Gross interest expense (before interest income) for the 2002 period was $11.6 million compared to $14.5 million prior to bank penalties paid for the 2001 period. Interest income for the 2002 period was $119,000 as compared to $529,000 for the 2001 period. This decrease was due primarily to lower restricted cash balances in place in the 2002 period related primarily to lease financing transactions.

Amortization of Financing Costs. Amortization of financing costs for the three months ended September 30, 2002 was $950,000 compared to $2.6 million of amortized financing costs for the comparable 2001 period.

      PIK Interest, Net. "Pay-In-Kind" (PIK) interest for the three months ended September 30, 2002 and 2001 was $6.6 million and $6.0 million, respectively, and includes interest expense on the PIK Debentures which were issued in May and August 2000.

      Equity in Losses of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the three months ended September 30, 2002, was $1.8 million, representing a decrease of $3.1 million from the $4.9 million of losses for the comparable 2001 period. Our joint venture partners have not made substantial capital contributions to a number of joint ventures for several quarters. Therefore, we have absorbed the losses of those unconsolidated joint ventures in excess of capital contributed by the joint venture partner. The decrease in equity in losses of unconsolidated affiliates is due to a reduction in the number of residences operated by unconsolidated joint ventures from 55 to 24 as of September 30, 2001 and 2002, respectively, resulting from joint venture and lease terminations that occurred during 2002.

      Income Taxes. For the quarters ended September 30, 2002 and 2001, we recorded a current state and local franchise income tax provision of $30,000. The income tax expense for these periods reflect the treatment of PIK interest as non-deductible interest. We do not currently anticipate that the interest expense which we will incur in the future related to the PIK Debentures will be deductible for income tax purposes.

      As of September 30, 2002 and 2001, we do not have a deferred tax asset. In accordance with SFAS No. 109, we are required to continuously evaluate the recoverability of the deferred tax assets based on the criteria that it is "more likely than not" that the deferred taxes will be recoverable through future taxable income. This evaluation is made based on our internal projections which are routinely updated to reflect more recent operating trends. Based on our current financial projections, we are uncertain that we will recover these net deferred tax assets through future taxable income. In addition, the utilization of our $378.8 million Net Operating Loss carryforward could be subject to limitations based on the change of control provisions in the Internal Revenue Code. Accordingly, we have established a valuation allowance against the entire deferred tax assets. As of September 30, 2002 and 2001, this valuation allowance was $201.0 million and $153.0 million, respectively.

      Loss on Discontinued Operations. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." We adopted SFAS No. 144 beginning on January 1, 2002. As a result of the adoption of SFAS No. 144, we reclassified to discontinued operations the revenues and expenses of 16 residences with a capacity of 794 beds that were part of executed deed in lieu restructuring agreements or are leased residences pending sale. Included in discontinued operations is the loss from operations of the sixteen residences for the three months ended September 30, 2002.

      In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," related to the accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company adopted FASB 145 and as a result of the early adoption, we recognized a gain of $6 million related to a debt extinguishment that was paid on our behalf as a result of a restructuring settlement. This gain was recognized in discontinued operations consistent with the operations of the related assets.

      For comparative purposes and in accordance with SFAS No. 144, the September 30, 2001 financial statements have been reclassified for the comparable residences to reflect the above reclassifications.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

      Residence Service Fees. Residence service fees for the nine months ended September 30, 2002 were $310.3 million, representing a decrease of $12.2 million from the $322.5 million for the comparable 2001 period. This decrease resulted primarily from a decrease in the number of residences operated in the 2002 period together with a decline in occupancy rates offset by rate increases instituted during the past 12 months. The Company operated 51 fewer residences (aggregate resident capacity of 2,479 beds) in the 2002 period than in the 2001 period as a result of asset sales. Average monthly rates were $2,832 and $2,676 for the nine months ended September 30, 2002 and 2001, respectively. Company-wide occupancy was 83.5% and 85.3% for the nine months ended September 30, 2002 and 2001, respectively.

      Other Revenues. Other revenues for the nine months ended September 30, 2002 were $2.6 million, a decrease of $2.3 million from the $4.9 million of other revenue for the nine months ended September 30, 2001. The decrease is attributable to reduced development and franchise activity and a reduction in management fees on residences which were either managed for third parties or for entities in which we held a minority ownership position.

      Residence Operating Expenses. Residence operating expenses for the nine months ended September 30, 2002 decreased to $206.7 million from $221.7 million in the nine month period ended September 30, 2001. Operating expenses as a percentage of resident service fees for the nine months ended September 30, 2002 and 2001 were 66.6% and 68.8%, respectively. This decrease resulted primarily from ongoing cost reduction strategies instituted during the past 12 months. In addition, the Company operated 51 fewer residences (aggregate resident capacity of 2,479 beds) in the 2002 period than in the 2001 period as a result of asset sales.

      Lease Expense. Lease expense for the nine months ended September 30, 2002 decreased to $43.9 million, from $46.7 million in the comparable period in 2001 due primarily to lease terminations and restructurings that occurred during the past 12 months.

      Gain on Lease Termination. The $6.2 million gain on lease termination consists of deferred gains recognized due to a new master lease completed during the three months ended June 30, 2002.

      Lease Income. We earned $11.9 million of lease income for the nine months ended September 30, 2002, compared to $16.7 million for the comparable period in 2001, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures. This decrease in lease income occurred due to a reduction in the number of residences leased to unconsolidated joint ventures from 55 to 24 as of September 30, 2001 and 2002, respectively, resulting from joint venture and lease terminations that occurred during 2002. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences and thereby offset our costs associated with obtaining and maintaining financing for such residences.

      General and Administrative Expense. For the nine months ended September 30, 2002, on-going general and administrative expenses were $26.7 million, before $8.0 million in legal and consulting restructuring costs, compared to $30.7 million before $5.0 million in restructuring costs for the comparable period in 2001, representing a decrease as a percentage of operating revenue to 8.5% in the 2002 period compared to 9.4% in the 2001 period. The $4.0 million decrease in on-going expenses in the 2002 period was primarily attributable to cost reductions which we have implemented to improve corporate efficiencies.

      Loss on Disposal. The Company's Board of Directors adopted a plan to dispose of 135 residences with aggregate capacity of 6,095 residents and 33 parcels of land. During the nine months ended September 30, 2001, in accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," we recorded a loss on disposal of $185.5 million, which includes losses related to Disposition Asset sales, to reflect the Disposition Assets at their lower of carrying value or estimated fair value less costs to sell and to write off the carrying value of assets associated with terminated residence leases.

      During the nine months ended September 30, 2002, we sold or terminated leases on 23 residences and nine land parcels (1,119 resident capacity) resulting in a gain on disposal of $12.7 million. Additionally, as a result of various asset refinancings, three assets were removed from the Disposition Asset classification and a corresponding gain of $7.5 million was recognized in accordance with SFAS No. 121 resulting from the reversal of the related loss reserve estimates associated with those assets.

      Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2002, was $19.2 million representing a decrease of $7.2 million, or 27.3%, from the $26.4 million of depreciation and amortization for the 2001 period. This decrease resulted primarily from the adoption of FASB Statement 142 which eliminates ongoing depreciation of goodwill and other intangible assets and the sale of 51 assets during the past 12 months.

      Interest Expense, Net. Interest expense, net of interest income, was $36.9 million for the nine months ended September 30, 2002, prior to $937,000 of bank penalties paid in the period compared to $44.2 million of net interest expense for the comparable 2001 period, prior to $3.9 million of bank penalties. Gross interest expense (before interest capitalization and income) for the 2002 period was $37.2 million prior to the bank penalties paid compared to $47.1 million prior to bank penalties paid for the 2001 period. As a result of our decision to reduce development and construction activity beginning in 2001, as of September 30, 2002 all construction activity has stopped and no capitalized interest was recorded. For the nine months ended September 30, 2001, we capitalized $483,000 of interest expense relating to an average construction in progress balance of $19.7 million. Interest income for the 2002 period was $252,000 as compared to $2.4 million for the 2001 period. This decrease was due primarily to lower restricted cash balances in place in the 2002 period related primarily to lease financing transactions.

Amortization of Financing Costs. Amortization of financing costs for the nine months ended September 30, 2002 was $4.1 million compared to $7.6 million of amortized financing costs for the comparable 2001 period.

      PIK Interest, Net. "Pay-In-Kind" (PIK) interest for the nine months ended September 30, 2002 and 2001 was $19.3 million and $18.2 million, respectively, and includes interest expense on the PIK Debentures which were issued in May and August 2000.

      Equity in Losses of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the nine months ended September 30, 2002, was $6.1 million, representing a decrease of $8.4 million from $14.5 million of losses for the comparable 2001 period. Our joint venture partners have not made substantial capital contributions to a number of joint ventures for several quarters. Therefore, we have absorbed the losses of those unconsolidated joint ventures in excess of capital contributed by the joint venture partner. The decrease in equity in losses of unconsolidated affiliates is due to a reduction in the number of unconsolidated joint ventures from 55 to 24 as of September 30, 2001 and 2002, respectively, resulting from joint venture and lease terminations that occurred during 2002.

      Income Taxes. For the nine months ended September 30, 2002 and 2001, we recorded a current state and local franchise income tax provision of $90,000. The income tax expense for these periods reflect the treatment of PIK interest as non-deductible interest. We do not currently anticipate that the interest expense which we will incur in the future related to the PIK Debentures will be deductible for income tax purposes.

      As of September 30, 2002 and 2001, we do not have a deferred tax asset. In accordance with SFAS No. 109, we are required to continuously evaluate the recoverability of the deferred tax assets based on the criteria that it is "more likely than not" that the deferred taxes will be recoverable through future taxable income. This evaluation is made based on our internal projections which are routinely updated to reflect more recent operating trends. Based on our current financial projections, we are uncertain that we will recover these net deferred tax assets through future taxable income. In addition, the utilization of our $378.8 million Net Operating Loss carryforward could be subject to limitations based on the change of control provisions in the Internal Revenue Code. Accordingly, we have established a valuation allowance against the entire deferred tax assets. As of September 30, 2002 and 2001, this valuation allowance was $201.0 million and $153.0 million, respectively.

      Loss on Discontinued Operations. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." We adopted SFAS No. 144 beginning on January 1, 2002. As a result of the adoption of SFAS No. 144, during the nine months ended September 30, 2002 we reclassified to discontinued operations the revenues and expenses of 16 residences with a capacity of 794 beds that were part of executed deed in lieu restructuring agreements or are leased residences pending sale. Included in discontinued operations for the nine months ended September 30, 2002 is an impairment loss of $13.1 million which represents the difference between the sixteen residences' carrying value and the residences' estimated fair value less costs to sell.

      In May 2002, one lender group transferred to a third party title to all of the outstanding common stock of our then subsidiary which operated 27 residences serving as collateral for $171.0 million of indebtedness. Accordingly, we no longer operate these residences, although we manage these residences for the lender group. As a result of the stock transfer, these residences are no longer consolidated and operations related to these residences through May 31, 2002 are reported as discontinued operations. We have recorded a reserve of $58.5 million related to our estimated liability associated with our guaranty (including payment of the termination fee due upon full payment of the mortgage obligations). The liability associated with our guaranty obligation was calculated as the difference between the approximate fair market value of the assets and the underlying mortgage obligations. Also included in discontinued operations is a loss of approximately $24.0 million, which represents the write off of the net assets of our former subsidiary at the time of the transfer of the stock of the subsidiary.

      In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," related to the accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company adopted FASB 145 and as a result of the early adoption, we recognized a gain of $6 million related to a debt extinguishment that was paid on our behalf as a result of a restructuring settlement. This gain was recognized in discontinued operations consistent with the operations of the related assets.

      For comparative purposes and in accordance with SFAS No. 144, the September 30, 2001 financial statements have been reclassified for the comparable residences to reflect the above reclassifications.

      Cumulative Effect of Change in Accounting Principle. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," having a required effective date for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. Under the transitional provisions of SFAS No. 142, we identified reporting units and performed impairment tests on the net goodwill associated with each of these reporting units. The fair value of the reporting units was determined by estimating the present value of future cash flows. Based on this impairment testing, we recorded an impairment loss of $54.7 million in the first quarter of 2002. The impairment loss has been recorded as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2002.

Liquidity and Capital Resources

      At September 30, 2002, we had $17.8 million in unrestricted cash and cash equivalents and a $880.0 million working capital deficit compared to unrestricted cash and cash equivalents of $20.0 million and a $1.1 billion working capital deficit at December 31, 2001.

      For the nine months ended September 30, 2002, the operating cash flow was $26.0 million compared to the operating cash flow of $37.1 million for the nine months ended September 30, 2001. The cash flow for the 2001 period reflects our decision to defer debt service and lease payments to selected secured lenders and lessors.

      During the nine months ended September 30, 2002 we completed a sale/leaseback transaction accounted for as a financing of three residences with one of our REITs for an aggregate purchase price of $11.8 million. The proceeds of this refinancing were used principally to retire mortgage loan and accrued interest obligations. During the nine months ended September 30, 2002, we also entered into a settlement agreement with two lender groups with respect to defaulted "impaired" secured indebtedness originally aggregating $76.6 million (plus $4.3 million of accrued and unpaid interest and late fees and approximately $4.0 million due under an interest rate cap agreement that was terminated March 2001) under credit facilities secured by mortgages on 22 residences. These settlements are structured to immediately shift the economics of ownership and control over the disposition of the mortgaged residences to the lenders. Subsequent to executing the applicable settlement agreement, we exercised refinancing options on three residences and now operate those residences pursuant to a sale-leaseback agreement. In exchange, we received the lenders' binding commitment to execute and deliver a waiver of any deficiency claims (including accrued interest and obligations related to the terminated interest rate cap agreement) and release of our guaranty with respect to this indebtedness upon satisfaction of certain conditions. Until March 31, 2003 (as to 11 residences) and June 30, 2003 (as to 12 residences), or such earlier time as the lenders sell a residence or replace the Company as manager, we are obligated to manage the residences for a management fee currently equal to six percent of facility revenue for the first six months after the closing date of the applicable settlement agreement and seven percent thereafter. Any net operating income from the residences is paid to the lenders as debt service. As a result of asset sales during the third quarter, a remaining $52.4 million of indebtedness is secured by mortgages on 15 residences originally included in the two settlement agreements. We have estimated the potential deficiency claims related to the remaining residences associated with these credit facilities to be in the range of $16.9 million to $18.4 million as of September 30, 2002.

      In October 2002, we executed a settlement agreement with another of our impaired lender groups with regard to a credit facility representing $42.1 million of financing secured by 15 residences with an aggregate capacity of 675 beds. In exchange for a conditional release of any deficiency claims, we have agreed to cooperate in the transition of ownership of the mortgaged residences to the lenders or their designees (through deed-in-lieu foreclosure transactions or so-called friendly foreclosures). Specifically, as these residences are transferred by the Company, we receive a release with respect to a pro-rata portion of the allocated loan amount and related penalties and interest. In transitioning ownership of the mortgaged residences to the lenders, we are offering to provide interim or long-term management services. Contemporaneous with the execution of this settlement agreement, we closed on a sale-leaseback financing representing $28.8 million with respect to nine residences with an aggregate capacity of 342 beds, including six residences originally financed by this lender group.

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

      Historically, we financed our operations and growth through a combination of various forms of real estate financing (mortgage and sale/leaseback financing), capital contributions from joint venture partners and the sale of our securities (Common Stock, preferred stock and Subordinated Debentures) and, to a lesser extent, cash from operations. At September 30, 2002, we had $1.0 billion of outstanding debt principally consisting of $433.8 million of Subordinated Debentures having a weighted average interest rate of 8.24%, $107.6 million of fixed rate debt having a weighted average interest rate of 7.37%, capitalized and financing lease obligations of $48.9 million having a weighted average interest rate of 10.89%, $389.9 million of variable rate debt having a weighted average interest rate of 6.21%, and $14.3 million and $7.8 million of notes payable and short-term borrowings, respectively. Through September 30, 2002, we have also entered into approximately $547.9 million of sale/leaseback financings.

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

      We elected not to fund certain debt service and lease payment obligations due in 2001 and 2002 without the consent of the applicable lender or lessor. Through additional payments, prepayments associated with asset sales and application of escrowed amounts, as of September 30, 2002, we had $6.2 million of delinquent outstanding scheduled debt service to lenders who hold mortgages on 62 residences in the aggregate (2,417 resident capacity). We have received a written notice of acceleration from lenders with respect to indebtedness aggregating $94.3 million at September 30, 2002. In addition, indebtedness of approximately $42.1 million has fully matured as of September 30, 2002 and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 resident capacity) and other lenders have elected to apply deposits and reserve funds of ours held by such lenders against the past due payments. Five lenders have activated or are in the process of activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders, either pursuant to arrangements set forth in the applicable loan documents or as negotiated with the Company. We are also in litigation with a former lessor with respect to their damage claim associated with the early termination of their 11 residence lease portfolio. As noted above, in May 2002, one lender group transferred to a third party title to all of the outstanding common stock of our then subsidiary which operated 27 residences serving as collateral for $171.0 million of indebtedness. Accordingly, we no longer operate these residences, although we manage these residences for the lender group and are seeking to negotiate a release of any deficiency claims against the Company arising under the Company's guaranty of this indebtedness.

      Our operations will require significant additional capital resources in the future in order to fund: (i) the professional fees and other related costs associated with our Restructuring Plan; (ii) our ongoing debt service and lease obligations, including maturities of our long-term debt and refinancing of short term debt; (iii) deferred capital expenditures; (iv) normalizing our professional and general liability insurance programs; and (v) general working capital needs. Since July 1, 2001, due to our limited cash resources and a general lack of availability of traditional professional and general liability insurance products, we have maintained lower levels of liability insurance than would be desirable given actuarial estimates. Accordingly, our Restructuring Plan contemplates higher cash requirements for insurance in the future than we have incurred in the recent past. Additionally, growth in residence operating cash flow has been slower than projected as a result of (i) increased operating costs, including labor, utilities and liability insurance and, (ii) to a lesser extent, slower fill rates in our pre-stabilized residences and reduction in occupancy levels in certain of our stabilized residences. As a result of ongoing operating losses and these identified future capital needs, we expect that our projected cash needs during 2002 will exceed our projected identified cash resources. To satisfy these cash shortfalls and to preserve the integrity of our operations, we are pursuing a Restructuring Plan which seeks, among other things, to dispose of a significant number of our residences which operate with cash shortfalls and to defer some of our debt service obligations until those disposition and negotiated restructurings of our principal debt and lease obligations can occur.

      Management is actively seeking to restructure secured loan facilities that, in management's view, would generate significant deficiency claims (i.e., claims in excess of the value of the applicable mortgage portfolio) in the event the applicable lenders sought to call the loan and foreclose on their collateral. Management believes that four credit facilities currently representing $265.5 million in aggregate financing at September 30, 2002 (secured by mortgages on 57 residences with a capacity of 3,487 beds) appear to represent significant potential deficiency claims in the range of $74.8 million to $102.2 million. In these negotiations, we are seeking to obtain a release of these potential deficiency claims against the Company in exchange for our agreement to cooperate with the applicable lenders to facilitate an orderly transition of ownership (and, in certain cases, management) of the mortgaged residences to the lenders or their designees (through deed-in-lieu of foreclosure transactions or so-called friendly foreclosures). In transitioning ownership of the mortgaged residences to the lenders, we are offering to provide interim or long-term management services to the lenders with respect to the mortgaged residences. As noted above, during 2002 we executed definitive agreements of this type with three different lender groups with regards to three of these "impaired" credit facilities originally representing $104.2 million of financing secured by 31 residences with an aggregate capacity of 1,520 beds. As a result of seven asset sales during the third quarter, $80.0 million of indebtedness secured by mortgages on 24 residences included in the three executed definitive agreements is remaining at September 30, 2002.

      In May 2002, the lender group for our remaining "impaired" facility, representing $171.0 million in aggregate financing (secured by mortgages on 27 residences with a capacity of 2,154 beds), caused title to all of the stock of our subsidiary that operated these mortgaged residences to be transferred to a third party. Accordingly, we no longer operate these residences, although we do manage these residences for this lender group and are actively negotiating with the lender group seeking to limit or eliminate any deficiency claim arising under our guaranty of this financing. As a result of the stock transfer, these residences are no longer consolidated and operations related to these residences through May 31, 2002 are reported as discontinued operations. We have recorded $58.5 million related to our estimated liability associated with our guaranty (including payment of the termination fee due upon full payment of the mortgage obligations). The liability associated with our guaranty obligation was calculated as the difference between the approximate fair market value of the assets and the underlying mortgage obligations. Also included in discontinued operations is a loss of approximately $24.0 million, which represents the write off of the net assets of our former subsidiary at the time of the transfer of the stock of the subsidiary.

      We also are currently negotiating with respect to the restructuring of this remaining "impaired" mortgage loan facility. We are unable to provide any assurances at to whether these ongoing negotiations with respect to this impaired credit facility will result in restructuring terms acceptable to the Company providing for the elimination or substantial reduction of this large potential deficiency claim.

      In addition to these impaired credit facilities, we are also seeking to negotiate amendments and modifications with the applicable lenders with respect to our other principal secured credit facilities in order to, depending on the specific case, reset covenants, obtain consent to sell certain mortgaged residences, secure waivers of prior defaults and, in certain cases, to extend scheduled maturities. These credit facilities currently represent $336.4 million of financing secured by an aggregate of 111 residences with a capacity of 5,052 beds at September 30, 2002. Discussions with certain of these lenders have commenced, and to date during 2002, definitive binding agreements have been executed with lenders with respect to $125.7 million of indebtedness secured by 49 residences with an aggregate capacity of 1,850 beds.

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

      As of September 30, 2002, we have the following series of redeemable preferred stock and Subordinated Debentures outstanding:

•

$6.0 million aggregate principal amount of 9.75% Series A cumulative convertible preferred shares due May 30, 2007. The holders of these convertible preferred shares are entitled to cumulative pay-in-kind (PIK) dividends at the rate of 9.75% per annum, payable semi-annually in the form of additional shares of Series A Stock on January 1 and July 1 of each year commencing on January 1, 2001. The Company did not declare the July 1, 2001, January 1, 2002 and July 1, 2002 dividend on the Series A Stock due to the Company's financial condition at these dates. The holders of the convertible preferred shares may convert at any time into shares of Common Stock of the Company. The effective conversion price is $2.83 per share (as of September 30, 2002). The Series A Stock is redeemable at our option commencing on May 30, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. As of September 30, 2002, the $6.0 million aggregate principal balance includes $872,000 of undeclared and unpaid PIK dividends relating to the dividend payment dates of July 1, 2001, January 1, 2002 and July 1, 2002 and approximately $150,000 of accrued dividends relating to the dividend payment date of January 1, 2003.

•

$42.5 million aggregate principal amount of 9.75% Series A PIK Debentures due May 30, 2007 (the "Series A Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series B PIK Debentures on January 1 and July 1 of each year commencing on January 1, 2001. The effective conversion price is $2.83 per share (as of September 30, 2002). The Series A Debentures are redeemable at our option commencing on May 30, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series A Debentures may convert at any time into shares of Common Stock of the Company.

•

$150.5 million aggregate principal amount of 9.75% Series B PIK Debentures due May 30, 2007 (the "Series B Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series B PIK Debentures on January 1 and July 1 of each year, commencing with January 1, 2001. The effective conversion price is $2.83 per share (as of September 30, 2002). The Series B Debentures are redeemable at our option commencing on May 30, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series B Debentures may convert at any time into non-voting Series B preferred shares, each share of which has rights (other than voting rights) substantially similar to 100 shares of Common Stock of the Company. As of September 30, 2002, the $150.6 million aggregate principal balance includes $4.6 million of accrued dividends relating to the dividend payment date of January 1, 2003.

•

$53.5 million aggregate principal amount of 9.75% Series C PIK Debentures due May 30, 2007 (the "Series C Debentures"). These convertible debentures bear PIK interest at 9.75% per annum payable semi-annually in the form of Series C Debentures on January 1 and July 1 of each year, commencing with January 1, 2001. The effective conversion price is $2.83 per share (as of September 30, 2002). The Series C Debentures are redeemable at our option commencing on May 30, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series C Debentures may convert at any time into shares of Common Stock of the Company. As of September 30, 2002, the $53.5 million aggregate principal balance includes $1.3 million of accrued dividends relating to the dividend payment date of January 1, 2003.

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

  All obligations relating to the Original Debentures, as well as all other indebtedness of the Company, would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Series A Stock and Common Stock; and

  All liquidation preferences related to our outstanding Series A Stock (approximately $6.0 million as of September 30, 2002) would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Common Stock.

      In seeking to restructure our junior capital structure, the relative rights in liquidation of our various junior capital constituencies will be a significant factor in determining the extent to which the claims and interests of these various constituencies will need to be modified or exchanged as the Company is restructured.

      In light of the subordination provisions governing the Subordinated Debentures, we are currently prohibited from restructuring the Subordinated Debentures, the largest component of our junior capital structure. If we are able to successfully complete the restructuring of our secured credit facilities, we anticipate that we will seek to exchange an equity or equity-linked security of the Company for all or a portion of the outstanding Subordinated Debentures. The extent to which all of the Subordinated Debentures will be permitted to participate in this exchange offer, and the value and rights associated with this new equity or equity-linked security to be offered to the holders of the PIK Debentures and Original Debentures, respectively, will be contingent upon the value of the restructured Alterra and will be impacted by the subordination provisions operative with respect to the various series of Subordinated Debentures.

      We could seek to effect a restructuring of certain of the Subordinated Debentures by an exchange offer to the holders of such debentures. However, to successfully restructure the Subordinated Debentures through an exchange offer, we would need the consent of substantially all of the holders of these debentures to the terms of our exchange offer. Accordingly, the Company will likely seek to restructure certain components of its junior capital structure by reorganizing the Company pursuant to a filing of a largely pre-arranged restructuring plan under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In a case commenced under Chapter 11, the Company can restructure without the need of obtaining the active consent of substantially all of the holders of the Subordinated Debentures because Chapter 11 provides specific voting requirements and other mechanisms for completing a restructuring under court supervision. In light of the pendency of ongoing negotiations with several senior capital constituencies that may have a material effect on the treatment in our restructuring of certain of our junior capital constituencies, we have not commenced substantive restructuring discussions with our junior capital constituencies.

      As of September 30, 2002, our current portion of long-term debt and short-term notes payable totaled $859.6 million. These current maturities include $418.0 million of debt and lease obligations, $433.8 million of PIK Debentures and other Subordinated Debentures that are in default or pursuant to cross-default provisions may be declared in default and may be accelerated at the lender's election, and $7.8 million of short-term notes payable and borrowings. In 2002 our scheduled debt maturities include $171.4 million of secured debt and our 5.25% Debentures, which have an outstanding balance of $112.0 million at September 30, 2002 and mature in December 2002.

      We are obligated under our existing joint venture arrangements to purchase the equity interests of our joint venture partners at fair market value upon the election of our partners (the "Put"). We may also exercise options to purchase these same joint venture interests either at uncapped fair market value in the case of certain joint venture arrangements (the "FMV Call") or at an agreed upon return on investment in the case of other arrangements (the "Formula Call"). For the two joint ventures with the FMV Put and Call, we estimate that the amount required as of September 30, 2002 to acquire these joint venture interests would have been approximately $2.5 million. With respect to joint ventures that include Formula Calls, we estimate the put and call prices to be approximately $15 million and $58 million respectively, as of September 30, 2002.

      To address our long-term liquidity and capital needs, including our upcoming debt maturities, we intend to (i) continue our negotiations with our lenders, lessors, joint venture partners, and to seek to implement the Restructuring Plan, (ii) continue to implement operating initiatives focused on overall rate and occupancy improvement and salary expense and overhead reductions, (iii) dispose of under-performing and non-strategic residences in order to reduce associated financing costs, operating expenses and to generate cash, and (iv) seek to identify additional equity or equity-linked capital to be funded contingent upon the substantial completion of our restructuring. As our Restructuring Plan is largely dependent upon our ability to implement negotiated consensual restructuring arrangements with our various capital structure constituencies, no assurances may be given as to whether we will be able to restructure the Company or to restore value to various of our capital structure constituencies.

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

      We performed a sensitivity analysis which presents the hypothetical change in fair value of those financial instruments held by us at September 30, 2002, which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair value of the debt included in the analysis is $389.9 million. Although not expected, a one-percentage point change in the interest rates would have caused our annual interest expense to change by approximately $3.9 million. Accordingly, a significant increase in LIBOR based interest rates could have a material adverse effect on our earnings.

      We do not presently use financial derivative instruments to manage interest costs. We do not use foreign currency exchange rate forward contracts or commodity contracts and do not have foreign currency exposure as of September 30, 2002.

ITEM 4.      CONTROLS AND PROCEDURES

      The Company maintains "disclosure controls and procedures", as such term is defined under Exchange Act Rule 13a-14(c), that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company's management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, within the 90 days prior to the date of filing of this report, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company, is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this report was being prepared.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation.

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

            We elected not to fund certain debt service and lease payment obligations due during 2001 and 2002 without the consent of the applicable lender or lessor. Through additional payments, prepayments associated with asset sales and application of escrowed amounts, as of September 30, 2002, we had $6.2 million of delinquent outstanding scheduled debt service to lenders or lessors who hold mortgages on, or from whom we lease, 62 residences in the aggregate (2,417 resident capacity). We have received a written notice of acceleration from lenders with respect to indebtedness aggregating $94.3 million as of September 30, 2002, including indebtedness of approximately $42.1 million that has fully matured and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We are also in default under various financial and other covenants contained in certain of our credit and lease arrangements. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 resident capacity) and other lenders have elected to apply deposits and reserve funds of ours held by such lenders against the past due payments. Five lenders have activated or are in the process of activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders, either pursuant to arrangements set forth in the applicable loan documents or as subsequently negotiated with the Company. We are also in litigation commenced in 2001 in the Chancery Court of Davidson County, Tennessee, with a former lessor who has asserted a damage claim arising out of the early termination of its 11 residence lease portfolio. As noted above, in May 2002, one lender group transferred to a third party title to all of the outstanding common stock of our then subsidiary which operated 27 residences serving as collateral for $171.0 million of indebtedness. Accordingly, we no longer operate these residences, although we do manage these residences for the lender group and are seeking to negotiate with the lender group to limit or eliminate any deficiency claims against the Company arising under the Company's guaranty of this indebtedness.

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

      We are also subject to various professional and liability claims. Since July 1, 2001, due to our limited cash resources and a general lack of availability of traditional professional and general liability insurance products, we have maintained lower levels of liability insurance than would be desirable given actuarial estimates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion.

      The Company is a defendant in a criminal negligence action commenced in May 2001 involving one of the Company's residences and pending in Hennepin County, Minnesota. It is possible that if convicted of a crime, the Company's ability to obtain and renew certain of its licenses and to participate in certain government payor programs could be materially and adversely affected.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

      In order to maintain sufficient operating liquidity, we elected not to fund certain 2001 and 2002 debt service and lease payment obligations. Specifically, without the consent of the applicable lender, we failed to pay debt service to lenders who hold mortgages on 62 residences in the aggregate (2,417 resident capacity) as of September 30, 2002. We have received a written notice of acceleration from lenders with respect to currently outstanding mortgage indebtedness aggregating $94.3 million, including approximately $42.1 million that has fully matured and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 beds) and other lenders or lessors have elected to apply our deposits and reserve funds held by such lenders and lessors against past due payments. Five lenders have activated or are in the process of activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders.

      We are also in litigation with a former lessor with respect to their damage claim associated with the early termination of their 11 residence lease portfolio. As noted above, in May 2002, one lender group transferred to a third party title to all of the outstanding common stock of our then subsidiary which operated 27 residences serving as collateral for $171.0 million of indebtedness. Accordingly, we no longer operate these residences, although we manage these residences for the lender group and are seeking to negotiate with the lender group to limit or eliminate any deficiency claims against the Company arising under the Company's guaranty of this indebtedness.

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

      The indentures pursuant to which the $433.8 million of outstanding Subordinated Debentures were issued include as an event of default the acceleration of any other indebtedness of the Company of a specified amount (ranging from $1.0 million to $10.0 million). Accordingly, as a result of notices of acceleration that we received with respect to $94.3 million of currently outstanding mortgage indebtedness, we are in default with respect to our $433.8 million of Subordinated Debentures.

      We sought forbearance agreements from certain of our lenders and lessors with respect to debt service and lease payments due in 2001 and 2002, but did not have written agreements in place with most of our lenders and lessors at the time these payments were due. As we did not make certain loan and lease payments during 2001 and 2002, we are now in default with respect to these obligations. Management believes that, despite the pendency of these defaults, in the near term the majority of these lenders and lessors will continue to participate in restructuring discussions with us. No assurances may be given, however, that this will be the case. As our principal credit, lease and other financing facilities are cross defaulted to a material default occurring under other credit, lease or financing facilities, a payment default under one such facility results in our being in default under many other such facilities, which could adversely affect our ability to restructure.

ITEM 5.      OTHER INFORMATION

      The Audit Committee of the Board of Directors approved the categories of non-audit services performed by the Company's independent accountants during the period covered by this report.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number		Description

	(a)	Exhibits. The following exhibits are filed as part of this report.
10.1		Guaranty of Lease and Letter of Credit Agreement dated as of October 7, 2002 by and between Alterra Healthcare Corporation and JER/NHP Senior Living Acquisition, LLC.
10.2		Letter of Credit Agreement dated as of October 7, 2002 by and between JER/NHP Senior Living Acquisition, LLC and ALS Leasing, Inc.
10.3

Master Lease (Alterra Pool 2) dated as of October 7, 2002 by and between JER/NHP Senior Living Acquisition, LLC and ALS Leasing, Inc. (exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules.)

10.4		Memorandum of Understanding dated as of October 7, 2002 by and between Registrant, ALS Leasing, Inc. and JER/NHP Senior Living Acquisition, LLC.
10.5		Stock Pledge Agreement dated as of October 7, 2002 by and among Registrant and JER/NHP Senior Living Acquisition, LLC.
10.6

Collateral Disposition Agreement as of October 8, 2002 by and among ALS Holdings, Inc., ALS Wisconsin Holdings, Inc., Alterra Healthcare Corporation, Washington Mutual Bank, N.F., U.S. Bank National Association and AmSouth Bank (as defined in the Agreement) (certain exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules)

10.7

Amendment No. 2 to Forbearance and Collateral Account Agreement as of October 8, 2002 by and among ALS Holdings, Inc., Alterra Healthcare Corporation, Washington Mutual Bank, N.F., U.S. Bank National Association and AmSouth Bank.

10.8		Assumption, Extension and Modification Agreement dated as of July 26, 2002 by and among ALS West, Inc., AHC West, Inc., Guaranty Bank and Alterra Healthcare Corporation.
10.9		Fourth Amendment to Loan Agreement and Forbearance Agreement dated November 5, 2002 Capital Company of America LLC, ALS-Venture II, Inc., Alterra Healthcare Corporation, and ALS-Clare Bridge, Inc.

99.1		Certification of Chief Executive Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2		Certification of Chief Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on the 14th day of November, 2002.

ALTERRA HEALTHCARE CORPORATION

/s/ Mark W. Ohlendorf
Date: November 14, 2002	By: Mark W. Ohlendorf Senior Vice President, Chief Financial Officer and Secretary

302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF ALTERRA HEALTHCARE CORPORATION

I, Patrick F. Kennedy, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of Alterra Healthcare Corporation;

2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.      The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Patrick F. Kennedy
Patrick F. Kennedy,
Chief Executive Officer and President

302 CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF ALTERRA HEALTHCARE CORPORATION

I, Mark W. Ohlendorf, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of Alterra Healthcare Corporation;

2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.      The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Mark W. Ohlendorf
Mark W. Ohlendorf,

Chief Financial Officer, Senior Vice President

and Secretary

EXHIBIT 11.1      COMPUTATION OF NET INCOME PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic:
Net loss from continuing operations before cumulative effect of change in accounting principle - attributable to common shares	$(7,141)	$(38,278)	$(20,628)	$(260,440)
Gain (loss) on discontinued operations	1,235	(4,526)	(95,309)	(12,216)
Cumulative effect of change in accounting principle	--	--	(54,695)	--
Net loss attributable to common shares	(5,906)	(42,804)	(170,632)	(272,656)

Weighted average common shares outstanding

Net loss from continuing operations before cumulative effect of change in accounting principle - per share	$(0.32)	$(1.73)	$(0.93)	$(11.78)
Gain (loss) on discontinued operations - per share	0.06	(0.21)	(4.30)	(0.55)
Cumulative effect of change in accounting principle - per share	--	--	(2.47)	--
Net loss per common share	$(0.26)	$(1.94)	$(7.70)	$(12.33)

Diluted: Not included as convertible debentures are antidilutive.

Exhibit 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF ALTERRA HEALTHCARE CORPORATION

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.§ 1350, and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended September 30, 2002 of Alterra Healthcare Corporation (the "Issuer").

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

Dated:      November 14, 2002

/s/ Patrick F. Kennedy
Patrick F. Kennedy
Chief Executive Officer and President

Exhibit 99.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF ALTERRA HEALTHCARE CORPORATION

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.§ 1350, and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended September 30, 2002 of Alterra Healthcare Corporation (the "Issuer").

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

Dated: November 14, 2002

/s/ Mark W. Ohlendorf____________________
Mark W. Ohlendorf
Chief Financial Officer, Senior Vice
President and Secretary