Form 10-K
period 2002-12-31
ALTERRA HEALTHCARE CORP
filed 2003-03-31
CIK 1013218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K ________________________________

[MARK ONE]
x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _________ to ________ Commission file number 1-12000 _______________________________________
Alterra Healthcare Corporation
(Exact name of Registrant as specified in its charter)

	Delaware	39-1771281
	(State of Incorporation) 10000 Innovation Drive Milwaukee, WI (Address of principal executive offices)	(IRS Employer Identification No.) 53226 (Zip Code)

Registrant's telephone number, including area code (414) 918-5000 _________________________ Securities registered pursuant to Section 12(b) of the Securities Exchange Act:
NONE

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

Title of each class

Common Stock, par value $.01

5.25% Convertible Subordinated Debenture due 2002

Series A Junior Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     x            No     _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2). Yes __ No. Xnbsp;

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,449,289 as of March 24, 2003. The number of outstanding shares of the Registrant's Common Stock was 22,266,262 shares as of March 24, 2003.

The statements in this annual report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from expectations. These include, without limitation, those set forth under "Item 1. Business - Factors Affecting Future Results and Regarding Forward-Looking Statements." These and other risks are set forth in the reports filed by us with the Securities and Exchange Commission.

     PART I

References in this report to "Alterra" refer to Alterra Healthcare Corporation and references to the "Company," "us" or "we" refer to Alterra and its subsidiaries.

ITEM 1.     BUSINESS

Overview

We are a national assisted living company operating assisted living residences and providing assisted living services in 24 states. Our recent restructuring activities have had a significant impact on our results of operations and are important factors in explaining the changes in our results between 2002 and 2001. As of December 31, 2002 and 2001, we operated or managed 383 and 430 residences with aggregate capacity of approximately 18,200 and 20,200 residents, respectively. As of December 31, 2002, 20 of our residences were operated in joint venture arrangements with third parties, 18 of which were operated in unconsolidated joint ventures. During 2002, we generated operating revenue of $416.7 million and realized income from operations of $13.5 million and pretax loss from continuing operations of $82.2 million, both prior to gain on disposal of assets.

On January 22, 2003, in order to seek to facilitate and complete our on-going restructuring initiatives, the Company filed a voluntary petition for relief (the "Chapter 11 Filing") in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") to reorganize under Chapter 11 of the United States Bankruptcy Code. None of the Company's subsidiaries or affiliates are included in the Chapter 11 Filing. The Company remains in possession of its assets and properties and continues to operate its business as a "debtor-in-possession" ("DIP") under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. On March 18, 2003, upon application of the American Stock Exchange ("AMEX"), the Securities and Exchange Commission struck the Company's common stock and other securities from listing and registration on the AMEX.

Our statements in this annual report relating to matters that are not historical facts are forward-looking statements based on our management's belief and assumptions based upon currently available information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we are unable to provide assurances that our expectations will prove to be correct. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company's operation and business environments which may cause the actual results of the Company to be materially different from any future results expressed or implied in such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to satisfy its operating and capital needs during the pendency of its Bankruptcy Case; the Company's ability to successfully negotiate necessary modifications and amendments with its secured lenders and lessors; the Company's ability to access financing needed to refinance significant pending debt maturities; the ability of the Company to continue as a going concern; the ability of the Company to develop, prosecute, confirm and consummate a Chapter 11 plan of reorganization; the Company's ability to identify and consummate a liquidity transaction providing net proceeds in amounts necessary to effectively address the projected capital and liquidity needs of the Company; risks associated with third parties seeking and obtaining court approval for the appointment of a Chapter 11 trustee or to convert the case to a Chapter 7 liquidation; the potential adverse impact of the Chapter 11 Filing on the Company's relationships with its residents, vendors and employees; competition and the ability of the Company to attract private pay residents to its residences; the Company's ability to fund and maintain self insurance programs at levels necessary to address potential liability claims and satisfy the requirements of lenders and lessors; government legislation and regulation; and other risks and uncertainties as may be set forth from time to time in the Company's reports filed with the Securities and Exchange Commission.

Chapter 11 Bankruptcy and Restructuring Activities

In February 2001 our overall cash position had declined to a level which we believed to be insufficient to operate the Company. Accordingly, in February 2001 we retained financial advisors and special reorganization counsel to assist us in evaluating alternatives to restore financial viability. To conserve cash and protect the financial integrity of our operations, beginning in March 2001 we elected not to make selected scheduled debt service and lease payments, of which $5.1 million remains unpaid as of December 31, 2002. As a result, we are in default under several of our principal credit facilities. Our operating cash flow has improved due to overhead reductions that have been implemented and increases in monthly rents that we charge to our residents which were effective in 2002. Nevertheless, we believe that our operations will not produce sufficient cash flow to satisfy all of our obligations until the conclusion of our restructuring activities.

In March of 2001 we began to implement a restructuring plan ("Restructuring Plan"), the principal objectives of which are:

--     To create a cash flow positive base of operation by (i) disposing of under-performing and non-strategic assets, and (ii) allowing retained residences the opportunity to stabilize (generate sufficient cash flow to fund operations, capital spending and other cash requirements);

--     To eliminate pending defaults and restructure the Company's senior financing instruments (secured debt arrangements and leases);

--     To reduce the leverage on the Company's operating assets;

--     To protect the Company's operations during the pendency of our restructuring by shielding our employees, residents and vendors from any adverse consequences of the restructuring; and

--     To the extent practicable, to seek to restore value to the Company's junior capital constituencies.

The principal components of our Restructuring Plan are the disposition of selected assets and the restructuring of our capital structure, including our "senior capital" constituencies comprised principally of our secured indebtedness and leases (operating and capital), our "junior capital" constituencies comprised principally of our convertible pay-in-kind (PIK) debentures, our other convertible subordinated debentures and our equity capitalization, and our remaining joint venture relationships. Discussions with various senior capital structure constituencies commenced in the spring of 2001, and have resulted in a number of restructuring agreements with lenders and lessors with respect to individual credit and lease facilities.

On January 22, 2003, we filed a voluntary petition with the Bankruptcy Court to reorganize under Chapter 11 of the Bankruptcy Code (the "Bankruptcy" or the "Bankruptcy Case"). The Company believes that its Chapter 11 Filing is an appropriate and necessary step to conclude its reorganization initiatives commenced in 2001. The focus of our restructuring efforts in 2001 and 2002 has been portfolio rationalization and the restructuring of our senior financing obligations with our secured lenders and lessors. We believe the Bankruptcy will allow us to complete our restructuring of our senior financing obligations and to commence and complete the restructuring of our junior capital structure, which includes unsecured obligations and claims, our convertible subordinated debentures and our preferred and common stock.

In conjunction with our Chapter 11 Filing, we secured a $15 million debtor-in-possession ("DIP") credit facility from affiliates of certain principal holders of the Company's pay-in-kind securities issued in the summer of 2000. The Bankruptcy Court issued an order approving our borrowing up to $6.5 million under the DIP credit facility on an interim basis on January 24, 2003. Additional borrowings under the DIP credit facility will require further approval of the Bankruptcy Court.

On February 4, 2003, the Office of the U.S. Trustee for the District of Delaware appointed an official committee of unsecured creditors in our Bankruptcy Case.

On March 27, 2003, we filed with the Bankruptcy Court a Plan of Reorganization (the "Plan") and a Disclosure Statement Accompanying Plan of Reorganization (the "Disclosure Statement"). Immediately prior to the filing of our Plan and Disclosure Statement, we also filed a motion (the "Bidding Procedures Motion") with the Bankruptcy Court seeking approval of bidding procedures with respect to the solicitation and selection of a transaction contemplating either (i) the sale of capital stock of the reorganized Alterra to be effective and funded upon the confirmation and effectiveness of our Plan (an "Exit Equity Transaction") or (ii) the sale, as a going concern, of all or substantially all of the assets of Alterra to be effective and funded upon the confirmation and effectiveness of our Plan (an "Asset Sale Transaction," together with an Exit Equity Transaction, referred to herein as a "Liquidity Transaction").

Going forward, we will report our financial statements on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Accordingly, all pre-petition liabilities subject to compromise will be segregated in the Consolidated Balance Sheets and classified as Liabilities subject to compromise, at the estimated amount of allowable claim. Liabilities not subject to compromise are separately classified as current and non-current. Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization items. Cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows. Based on our Chapter 11 Filing, we estimate that $576.0 million of liabilities as of December 31, 2002 would be deemed to be subject to compromise in accordance with SOP 90-7.

The principal components of our restructuring efforts to date and the further restructuring contemplated by the Plan are summarized below.

Portfolio Rationalization. The Restructuring Plan calls for the disposition of our residences (collectively, the "Disposition Assets") that we determined to be non-strategic for one or more of a variety of reasons. The disposition of the residences included in the Disposition Assets has been accomplished primarily by actively working with the lenders and lessors to identify new operators and selling assets through an organized sales process. During the year ended December 31, 2002 we recognized a net gain on disposal of $3.9 million, including a gain of $13.7 million in continuing operations and a loss of $9.8 million in discontinued operations, relating to the sale of 36 residences, 11 land parcels and four lease terminations. Additionally, as a result of various asset refinancings, six assets were removed from the Disposition Asset classification and a corresponding gain of $9.2 million was recognized in accordance with SFAS No. 121 and SFAS No. 144, resulting from the reversal of the related loss reserve estimates due to changes in valuations associated with those assets. As of December 31, 2002, 105 residences representing 4,692 resident capacity have either been sold or transferred to a new lessee. In addition, we sold 21 land parcels and transitioned ownership of 3 residences through deed-in-lieu of foreclosure transactions. As of December 31, 2002, approximately $68.3 million is reserved for losses relating to future asset sales, lease terminations and joint venture settlements. A condition to our disposing of the remaining Disposition Assets will be obtaining the consent of the applicable lender or lessor and, in certain cases, the consent of the applicable joint venture partner.

Restructuring of Our Senior Indebtedness and Leases. The Company has a complex senior capital structure, comprised of at least 15 significant multi-residence secured credit facilities and six significant portfolios of operating residences that are leased from real estate investment trusts (REITs). Many of our secured credit facilities are structured to incorporate various so-called "bankruptcy-remote" features (i.e., structures designed to improve the applicable lender's rights and leverage in the event of a bankruptcy of the parent company, Alterra), including structuring the credit facility such that the fee owner of the mortgaged residences and the borrower under the credit facility is a newly formed subsidiary of Alterra whose sole activity is to own and operate the residences financed under that credit facility. The structure of certain of these credit facilities serves to limit the Company's ability to restructure these facilities through a bankruptcy, making it generally preferable for the Company to negotiate consensual restructurings with each group of lenders providing secured financing to the Company.

The Company commenced negotiations with its secured lenders and lessors during 2001. Each separate negotiation has been unique and based on the characteristics of the underlying credit facility, including the credit facility's collateral, terms and structure. Accordingly, our restructuring needs and objectives have varied from one credit facility to the next. Depending on the particular credit facility, we have attempted to reset maturities, address any deficiencies, reset covenants, obtain waivers of default interest and penalties, and secure consent from the lenders and lessors for sales of residences included in their collateral or lease portfolio.

Secured Lender Negotiations. At the outset of our restructuring, management sought to restructure secured loan facilities that, in management's view, would generate significant deficiency claims (i.e., claims in excess of the value of the applicable mortgage portfolio) in the event the applicable lenders sought to call the loan and foreclose on their collateral. Four credit facilities, representing $215.3 million in aggregate financing at December 31, 2002 (secured by mortgages on 39 residences with an aggregate capacity of 2,696 beds) represent, in our view, significant potential deficiency claims in the range of $81.4 million to $99.6 million. In these negotiations, we sought to limit or eliminate these potential deficiency claims against the Company in exchange for our agreement to cooperate with the applicable lenders to facilitate an orderly transition of ownership (and, in certain cases, management) of the mortgaged residences to the lenders or their designees (through deed-in-lieu of foreclosure transactions or so-called friendly foreclosures). In transitioning ownership of the mortgaged residences to the lenders, we offered to provide interim management services to the lenders with respect to the mortgaged residences. During 2002, we executed definitive agreements of this type with three different lender groups with regard to three of these "impaired" credit facilities, originally representing $104.2 million of financing secured by 31 residences with an aggregate capacity of 1,520 beds. As a result of refinancings, asset sales and foreclosures during 2002, $44.3 million of indebtedness secured by mortgages on 12 residences included in these three executed definitive agreements is remaining at December 31, 2002.

In May 2002, our one remaining significantly "impaired" lender group that provided $171.0 million in aggregate financing (secured by mortgages on 26 residences with an aggregate capacity of 2,154 beds) caused title to all of the stock of our subsidiary that operated these mortgaged residences to be transferred to a third party. Accordingly, we no longer own these residences, although we do currently serve as interim manager for this lender group. As a result of the stock transfer, these residences are no longer consolidated and operations related to these residences through May 31, 2002 are reported as discontinued operations. We have recorded $58.5 million related to our estimated liability associated with our guaranty (including payment of the termination fee due upon full payment of the mortgage obligations). The liability associated with our guaranty obligation was calculated as the difference between the fair market value of the assets and the underlying mortgage obligations. Also included in discontinued operations is a loss of approximately $24.0 million, which represents the write off of the net assets of our former subsidiary at the time of the transfer of the stock of that subsidiary.

For comparative purposes, the reconciliation between the December 31, 2001 and December 31, 2002 balance sheet to record the stock transfer of this former subsidiary, AHC Tenant, Inc. and the impact of other assets dispositions that we have completed are as follows:

	As Reported, December 31, 2001	AHC Tenant, Inc. Adjustments		Working Capital/ Asset Sale Adjustments	As Reported, December 31, 2002

Total current assets	$150,547	$(4,316	) $	(40,128)	$106,103
Property and equipment, net	727,416	(189,221)		(46,070)	492,125
Other assets	160,237	(10,804)		(76,511)	72,922
Total assets	$1,038,200	$(204,341	) $	(162,709)	$671,150

Total current liabilities	1,211,292	(174,354)		(56,649)	980,289
Other liabilities	93,834	(5,927)		91,882	179,789
Total equity	(266,926)	(24,060)		(197,942)	(488,928)
Total liabilities and equity	$1,038,200	$(204,341	) $	(162,709)	$671,150

In January 2003, we entered into agreements with this lender group pursuant to which: (i) we have agreed to manage these 26 residences on an interim basis without a management fee, and to cooperate in transitioning management to any successor manager appointed by the credit participants, and (ii) the Company is entitled to be released of its guaranty and other principal obligations (with the exception of certain environmental indemnities) under this financing structure upon the satisfaction of certain conditions, including the payment of $5.7 million of fees to the credit participants on or prior to the confirmation of a plan of reorganization in our Bankruptcy Case.

In addition to these impaired credit facilities, we are continuing to seek to negotiate amendments and modifications with the applicable lenders with respect to our other principal secured credit facilities in order to, depending on the specific case, reset covenants, obtain consent to sell certain mortgaged residences, secure waivers of prior defaults and, in certain cases, to extend scheduled maturities. These credit facilities represent $300.9 million of financing secured by an aggregate of 94 residences with an aggregate capacity of 4,502 beds as of December 31, 2002. Discussions with certain of these lenders have commenced, and we have executed definitive binding agreements with lenders with respect to $174.4 million of indebtedness secured by 60 residences with an aggregate capacity of 2,677 beds, providing for, among other things, extensions of debt maturities, waivers of prior defaults and amendments of certain covenants. In February 2003, we refinanced 31 residences previously financed pursuant to two secured debt facilities, obtaining $61.0 million of sale leaseback financing related to 25 residences with a capacity of 894 beds and borrowing $6.9 million of secured debt secured by 6 residences with a capacity of 182 beds. (See "Subsequent Events Note 20 to the Consolidated Financial Statements" for further discussion). We anticipate that we will need to negotiate restructuring agreements and to secure waivers and amendments with certain of our secured lenders as a condition to confirming our Plan and consummating any Liquidity Transaction.

REIT Lessor Negotiations. At December 31, 2002, we had five multi-residence portfolios leased from various REITs, not including the 25 residences sale leaseback financing closed in February 2003. These portfolios include an aggregate of 200 residences with an aggregate capacity of 8,715 beds. We have entered into restructuring agreements with respect to each of these five multi-residence lease portfolios. These restructurings included the amendment of certain lease covenants and terms and, in three lease facilities, the conversion of individual leases into single master leases. The cash rent due under one lease facility was modified through the application of various deposits held by the landlord to satisfy a portion of the cash rent obligation in the early years of the restructured master lease.

Restructuring of Junior Capital Structure. As of December 31, 2002, the Company's junior capital structure is comprised of unsecured debt of approximately $439.7 million and equity capitalization consisting of $6.1 million aggregate principal amount of 9.75% Series A Cumulative Convertible Preferred Stock due May 30, 2007 (the "Series A Stock") and 22.2 million shares of Common Stock. The principal components of the Company's unsecured indebtedness as of December 31, 2002 (amounts exclude accrued but unpaid interest) include:

i.     $11.0 million aggregate principal face amount of promissory notes issued in connection with the restructuring of certain joint venture arrangements (the "Unsecured Senior Notes") and $5.1 million of other unsecured notes (the "Unsecured Notes");

ii.     $252.4 million aggregate principal amount of 9.75% pay-in-kind convertible debentures due May 30, 2007 (the "PIK Debentures") issued in three separate series in 2000;

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

As a result of several notices of default received by the Company with respect to secured indebtedness that by its terms may be accelerated by the applicable lenders, neither we nor the applicable indenture trustees for the Subordinated Debentures are permitted by the subordination provisions of the indentures governing the respective Subordinated Debentures to make any payment or distribution on account of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures). As a result, we did not make cash interest payments on the Original Debentures in 2001, 2002 and January 2003 of $5.5 million, $11.0 million and $5.5 million, respectively. In the event that the Company is dissolved, liquidated or reorganized, all amounts due in payment of the Company's "senior indebtedness" must be paid or provided for before any payment may be made on account of the Subordinated Debentures. Accordingly, unless and until we are able to restructure our "senior indebtedness" obligations (including, without limitation, our several secured credit facilities) and resolve all pending defaults related to this indebtedness, we will not be permitted to make any interest or other payments to the holders of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures) or to restructure the Subordinated Debentures. Accordingly, unless and until we are able to restructure our "senior indebtedness" obligations (including, without limitation, our several secured credit facilities) and resolve all pending defaults related to this indebtedness, we will not be permitted to make any interest or other payments to the holders of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures) or to restructure the Subordinated Debentures.

To the extent that the Company is not able to restructure its capital structure and is forced to liquidate, applicable principles of corporate law (specifically, the liquidation priority of debt over equity and the priority of preferred stock over common stock) and the subordination provisions governing the Subordinated Debentures would dictate that:

•      All of our obligations relating to our secured and unsecured loans, including the Unsecured Senior Notes ($11.0 million at December 31,2002) and any deficiency claims (estimated at $81.4 million to $99.6 million at December 31, 2002) (disregarding the restructuring agreements described above), relating to our secured loan facilities, would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Subordinated Debentures;

•      All obligations relating to the PIK Debentures ($252.4 million at December 31,2002) would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Original Debentures;

•      All obligations relating to the Original Debentures ($207.4 million including accrued and unpaid interest at December 31, 2002), as well as all other indebtedness of the Company, would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Series A Stock and Common Stock; and

•      All liquidation preferences related to our outstanding Series A Stock (approximately $6.1 million as of December 31, 2002) would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Common Stock.

In restructuring our junior capital structure, the relative rights in liquidation of our various junior capital constituencies will be a significant factor in determining the extent to which the claims and interests of these various constituencies will need to be modified, exchanged or entitled to any distribution of value as the Company is restructured.

Our Plan, filed with the Bankruptcy Court on March 27, 2003, contemplates that the Company will conduct a marketing process to solicit and identify the "highest and best" proposal for a Liquidity Transaction, which could involve a sale of equity securities in the reorganized Alterra through an Exit Equity Transaction or a sale of all or substantially all of the assets of Alterra, as a going concern, pursuant to an Asset Sale Transaction. In either case, management believes that the Liquidity Transaction will provide a fair valuation of the reorganized Alterra that will facilitate the completion of the reorganization and will provide a source of liquidity to make distributions of cash, securities or other property to the holders of various junior capital structure constituents, all to the extent that such holders are entitled to a distribution pursuant to the Plan based on applicable principles of bankruptcy and corporate law and the subordination provisions governing the Subordinated Debentures.

Given the uncertainty as to the outcome of our remaining restructuring negotiations with senior capital constituencies, and given the impact of operative subordination provisions and corporate and bankruptcy law doctrines governing the relative rights of holders of debt and equity interests in the Company, it is very difficult for us to predict what value, if any, various junior capital constituencies will receive in the restructured Alterra. While it is management's intention, to the extent practicable, to seek to restore value to our junior capital, no assurances may be given as to what value, if any, various junior capital constituencies will have in the restructured Company. Based on our current estimates of value, it appears likely that no distribution of value would be made to certain classes of unsecured debt or any class of capital stock of the Company upon the conclusion of the Bankruptcy Case.

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

We have had buy-out or settlement negotiations with investors who currently have interests in an aggregate of 41 joint venture arrangements. As of December 31, 2002, 19 of those joint venture arrangements are associated with residences operating under lease or sublease agreements with the joint venture, while the lease or sublease agreements of the remaining 22 joint venture arrangements have been terminated. No assurance may be given as to whether these negotiations will result in an agreement which enables the Company to acquire 100% of these joint venture entities. If these negotiations fail, the Company's ability to restructure certain of its senior capital financing facilities may be adversely affected. If lenders or lessors providing financing to the Company with respect to residences operated by joint ventures seek to foreclose on their mortgages or to terminate their leases, and as a result joint venture entities have their right to operate such residences impaired, Alterra may be forced to defend damage claims asserted by certain of its joint venture partners.

As of December 2002, we entered into an agreement with one of our joint venture partners pursuant to which we have agreed to purchase all of the remaining joint venture interests not held by the Company in eight residences and to acquire promissory notes previously issued by the Company aggregating approximately $3.6 million in exchange for the issuance of a 5-year unsecured promissory note for $7.2 million from the reorganized Alterra upon confirmation of our plan of reorganization by the Bankruptcy Court. Accordingly, the consummation of this transaction will be contingent upon, among other things, a successful Chapter 11 reorganization of the Company and Bankruptcy Court approval.

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

Additional Care. We also offer higher levels of personal care services to residents who require more frequent or intensive physical assistance or increased personal care and supervision due to cognitive impairments. We refer to this care as "YourCare." Pricing for YourCare is determined using a proprietary assessment tool which determines additional services provided above basic care. Charges are based on market rates and the cost of additional personal care required, typically staffing. Rates charged for these services are added to the rate charged for basic personal care and depend upon the level and frequency of personal care required and staffing needs. Residents requiring the highest personal care level are typically very physically frail or experiencing early stages of Alzheimer's disease or other dementia. For example, physically frail residents may require medication management, assistance with various ADLs, two-person transfer from a wheelchair or incontinence care. Residents with cognitive impairment may require frequent staff interaction and intervention due to confusion.

Personal care and supportive services are offered in different residence models which incorporate our philosophy of preserving residents' privacy, encouraging choice and fostering independence in a home-like setting.

•      Wynwood. These multi-story residences are designed to serve primarily upper income frail-elderly individuals in metropolitan and suburban markets. The Wynwood residences typically range in size from 37,500 to 45,000 square feet and accommodate 60 to 78 residents. To achieve a more residential environment in these large buildings, each wing or "neighborhood" in the residence contains design elements scaled to a single-family home and includes a living room, dining room, patio or enclosed porch, laundry room and personal care area, as well as a caregiver work station. The average monthly rate charged per resident in Wynwood residences during the fourth quarter of 2002 was approximately $2,700.

•      Sterling House. These apartment-style residences are generally located in select suburban communities and in small or medium-sized towns with populations of 10,000 or more persons. These residences range in size from 20,000 to 30,000 square feet and usually contain from 33 to 50 private apartments, offering residents a choice of studio, one-bedroom and one-bedroom deluxe apartments. These apartments typically include a bedroom area, private bath, living area, individual temperature control and kitchenettes and range in size from 320 to 420 square feet. Common space is dispersed throughout the building and is residentially scaled. The average monthly rate charged per resident in Sterling House residences during the fourth quarter of 2002 was approximately $2,500.

•      Villas. These private apartment-style residences are designed to serve upper-income independent individuals in metropolitan and suburban markets. The Villas residences typically range in size from 45,000 to 65,000 square feet and contain 63 to 218 private apartments. These apartments typically include a bedroom area, private bath, living/dining area, and kitchenettes and range in size from 280 to 700 square feet. The Villas offer a secure building with comfortable common areas and pleasant outdoor surroundings. The average monthly rate charged per resident in Villas residences during the fourth quarter of 2002 was approximately $1,800.

Alzheimer's Dementia Services. We believe we are one of the leading providers of care to residents with cognitive impairments, including Alzheimer's and other dementias, in our freestanding Clare Bridge and Clare Bridge Cottage residences. Our programs provide the attention, personal care and services needed to help cognitively impaired residents maintain a higher quality of life. Specialized services include assistance with ADLs, behavior management and an activities program, the goal of which is to provide a normalized environment that supports residents' remaining functional abilities. Whenever possible, residents participate in all facets of daily life at the residence, such as assisting with meals, laundry and housekeeping.

Our specially designed, freestanding dementia residence models serve the programmatic needs of individuals with Alzheimer's disease and other dementias. Our dementia model residents typically require higher levels of personal care and services as a result of their progressive decline in cognitive abilities, including impaired memory, thinking and behavior. These residents require increased supervision because they are typically highly confused, wander prone and incontinent.

  Clare Bridge. Our Clare Bridge dementia residence model ranges in size from 20,500 to 28,000 square feet, is a single-story residence accommodating 38 to 52 residents, and is primarily located in metropolitan and suburban markets. We seek to create a "home-like" setting that addresses the resident's cognitive limitations using internal neighborhoods consisting of rooms which are scaled to the size typically found in an upper-income, single-family home with the same level of furniture, fixtures and carpeting. Key features specific to the needs of Clare Bridge residents generally include indoor wandering paths, a simulated "town-square" area, secure outdoor spaces with raised gardening beds, directional aids to assist in "wayfinding" such as signs, color-coded neighborhoods and memory boxes with the resident's photograph outside of their unit, and specifically designed furniture suitable for incontinent residents. The average monthly rate charged per resident in Clare Bridge residences during the fourth quarter of 2002 was approximately $3,700.

  Clare Bridge Cottage. During 1998 we introduced dementia residence models focused on smaller to medium-sized markets where income levels would not support a more upscale Clare Bridge model. These residences range from 20 to 40 residents and offer services similar to the Clare Bridge. These buildings resemble the Sterling House architectural styles with enhancements for wandering paths, security and other features associated with Clare Bridge. The average monthly rate charged per resident in Clare Bridge Cottage residences during the fourth quarter of 2002 was approximately $3,300.

Access to Specialized Medical Services. In addition to our care and supportive services, we assist our residents with the coordination of access to medical services from third parties, including home health care, rehabilitation therapy, pharmacy services and hospice care. These providers are often reimbursed directly by the resident or a third party payor, such as Medicare. In the future, we may elect to provide these services directly using our own employees or through contracts or joint venture agreements with other providers.

Joint Ventures

Historically, we formed strategic alliances and joint ventures with established real estate development and financial partners. These alliances and joint ventures enabled us to develop and construct additional residences while reducing our investment and the associated risk. Although we discontinued developing and financing new residences utilizing joint venture and other off-balance sheet ownership structures beginning in 2000, as of December 31, 2002 we continue to have interests in 41 joint venture arrangements, with 19 of those joint venture arrangements associated with 20 residences actively operating under lease or sublease agreements with the joint venture, while the lease or sublease agreements of the remaining 22 joint venture arrangements have been terminated.

During 2001 and 2002 the Company, as landlord, terminated lease or sublease agreements with 22 joint ventures in response to uncured rent defaults by the joint ventures under these agreements, or as a result of asset dispositions or deed-in-lieu foreclosure transactions. As of December 31, 2002 the Company has issued $2.8 million of promissory notes in connection with such terminations. During 2002 we negotiated an agreement that contemplates a final settlement with one investor group holding joint venture partner interests in 8 residences. The settlement contemplates the Company's purchase of the joint venture interests in these 8 residences and $3.3 million of existing Alterra notes in exchange for the issuance of a $7.2 million senior unsecured note upon the confirmation of a plan of reorganization in the Bankruptcy Case. Alterra's performance under the agreement is contingent upon Bankruptcy Court approval.

With respect to our remaining joint ventures, the Company and our joint venture partner generally formed and capitalized a limited partnership or a limited liability company that acquired a leasehold interest in an assisted living residence under development by us. Our percentage equity interests in these joint venture entities varies from joint venture to joint venture, ranging from 9.8% minority interests to 51.0% majority interests. These joint venture entities typically retain us as manager pursuant to a market rate management agreement. Under certain of these arrangements, we agreed to fund the operating deficit requirements of the applicable joint venture for a three year period once the available equity and debt financing was fully utilized. Pursuant to the operative agreements, we have the right to acquire (call option) the joint venture partner's equity interest in the joint venture entity at a price based upon an agreed upon return on investment or fair market value to the joint venture partner. Similarly, after a specified waiting period, the joint venture partner has the right to require us to purchase (put option) the partner's equity interest in the joint venture entity at a price based upon the appraised fair market value of the residence operated by the joint venture entity. In certain circumstances, the purchase price payable upon an exercise of the put option is based upon a fair market value determination based on an assumption that the applicable residence has achieved and is maintaining stabilized occupancy. Any losses from the operation of residences owned or leased by these joint venture structures are generally allocated on a basis consistent with the respective partner's interest in overall cash distributions and the economic substance of the joint venture arrangement, which may result in losses being disproportionately allocated to the joint venture partners who made disproportionate contributions of invested capital. We are seeking to negotiate a conclusion of these remainting joint venture arrangements as a part of the Restructuring Plan.

Government Regulation

Healthcare is an area of extensive and frequent regulatory change. The assisted living industry is relatively new and, accordingly, the manner and extent to which it is regulated at the federal and state levels is evolving.

Our assisted living residences are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. In some states in which we operate, the term "assisted living" may have a statutory definition limited to a particular type of program or population. Some of our assisted living residences may fall into other licensing categories or may be independent apartments where services are provided by a licensed home healthcare agency. Although regulatory requirements vary from state to state, these requirements generally address, among other things: personnel education, training and records; staffing levels; facility services, including administration and assistance with self-administration of medication, and limited nursing services; physical residence specification; furnishing of residence units; food and housekeeping services; emergency evacuation plans; and residence rights and responsibilities. New Jersey requires each assisted living residence to obtain a Certificate of Need ("CON") prior to its opening. Our residences are also subject to various state or local building codes and other ordinances, including safety codes. We anticipate that the states which are establishing regulatory frameworks for assisted living residences will require licensing of assisted living residences and will establish varying requirements with respect to this licensing.

We have obtained all required licenses for each of our residences. Each of our licenses must be renewed annually or biannually.

Like other healthcare facilities, assisted living residences are subject to periodic survey or inspection by governmental authorities. From time to time in the ordinary course of business, government agencies issue deficiency reports and impose remedial action. We review these reports and remedial actions and seek to take appropriate corrective action. Although most inspection deficiencies are resolved through a plan of correction, the reviewing agency typically is authorized to take action against a licensed facility where deficiencies are noted in the inspection process. Action may include imposition of fines, imposition of a provisional or conditional license, or suspension or revocation of a license or other sanctions. Currently, two of the Company's residences are pending state license revocation proceedings, which the Company is vigorously contesting. Any failure by us to comply with applicable requirements could have a material adverse effect on our business, financial condition and results of operations. Regulatory authorities in some of the states in which we operate have increased the frequency of their inspections due to our Chapter 11 filing. Two of the Company's residences are the subject of pending state license revocation proceedings, which the Company is vigorously contesting.

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

Trademarks

Alterra®, Crossings®, Wynwood®, Clare Bridge®, Sterling Cottage® and Clare Bridge Cottage® are registered service marks of ours.

Employees

At December 31, 2002, we employed approximately 7,900 full-time employees and 3,900 part-time employees. None of our employees are represented by a collective bargaining group.

Factors Affecting Future Results and Regarding Forward-Looking Statements

Our business, results of operations and financial condition are subject to many risks, including those set forth below. Through its Restructuring Plan and Bankruptcy Case, the Company is seeking to materially restructure many of its principal senior and junior credit instruments, the result of which restructurings are expected to have a material impact on the value attributable to and the rights of our various junior capital structure constituencies. In addition, the following important factors, among others, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report and presented elsewhere by us from time to time. When used in this report, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. The following discussion highlights some of these risks and others are discussed in other sections of this Form 10-K or in other documents filed by us with the Securities and Exchange Commission.

Uncertainty Regarding Consequences of Restructuring and Bankruptcy Case. On January 22, 2003, in order to facilitate and to seek to complete our on-going restructuring initiatives, the Company filed a voluntary petition with the Bankruptcy Court to reorganize under Chapter 11 of the Bankruptcy Code. In connection with the Chapter 11 Filing, there can be no assurance:

  That the amounts available to the Company through the DIP financing will be sufficient to fund the operating and capital needs of the Company until such time as the Company is able to propose and consummate a plan of reorganization that will be acceptable to the Company's creditors and confirmed by the Bankruptcy Court;

  That the Company will be able to successfully solicit and consummate a Liquidity Transaction that provides sufficient capital to the Company to facilitate confirmation of our Plan and to address our projected capital and liquidity needs;

  That any plan of reorganization confirmed in connection with the Bankruptcy Case will allow the Company to operate profitably or give the Company sufficient liquidity to meet its operational needs;

  That the Company will be able to successfully negotiate with its secured lenders and lessors further modifications and amendments to the Company's secured debt and lease facilities in order to facilitate consummation of the Plan and satisfy any conditions to funding a Liquidity Transaction imposed by the prospective investor group;

  Regarding the future availability or terms of financing in light of the Company's financial condition and need to address significant upcoming debt maturities in 2003 and 2004;

  Regarding any adverse actions which may be taken by creditors or lessors of the Company which may have the effect of preventing or unduly delaying confirmation of a plan of reorganization in connection with the Bankruptcy Case; and

  That third parties will not seek to obtain or in fact obtain Bankruptcy Court approval to terminate or shorten the exclusivity period for the Company to confirm a plan of reorganization, for the appointment of a trustee or to convert the Bankruptcy Case to a Chapter 7 liquidation.

In addition, the Bankruptcy Case may disrupt the Company's operations and may result in a number of other operational difficulties, including the following:

  The Company's ability to access capital markets will likely be limited;

  The Company's senior management may be required to expend a substantial amount of time and effort structuring a plan of reorganization, which could have a disruptive impact on management's ability to focus on the operation of the Company's business;

  The Company may be unable to retain employees, including top management and other key personnel;

  The Company may experience a reduction in the census at its assisted living facilities; and

  Vendors and suppliers to the Company may stop providing services or supplies to the Company or provide such services or supplies only on "cash on delivery," "cash on order" or other terms that could have an adverse impact on the Company's liquidity.

While it is management's intention, to the extent practicable, to seek to restore value to the various constituencies comprising our junior capital structure, in light of uncertainty as to the fair value of a reorganized Alterra available for distribution to junior capital constituencies, the outcome of restructuring negotiations with our secured lenders and lessors and the impact of the subordination provisions governing our Subordinated Debentures and corporate and bankruptcy law doctrines relating to the relative rights of holders of debt and equity interests in the Company, no assurances may be given as to the value, if any, various junior capital structure constituencies will have in the restructured Company. Based on our current estimates of value, it appears likely that no distribution of value would be made to certain classes of unsecured debt or to any class of capital stock of the Comany upon conclusion of the Bankruptcy Case. Similary, as our Plan is largely dependent upon our ability to negotiate and to comply with consensual restructuring arrangements with our principal lenders and lessors, no assurances may be given as to whether we will be able to restructure the Company.

In addition, as more fully described in Note 1 to the Company's consolidated financial statements appearing elsewhere herein, there is substantial doubt about the Company's ability to continue as a going concern in light of the Company's recurring losses and violations of certain debt covenants and cross covenants. If no plan of reorganization is confirmed by the Bankruptcy Court and implemented by the Company in a timely manner, then the Company may be liquidated.

Risks Associated with Continuing Defaults under Loan, Lease and Subordinated Debenture Obligations. We did not make loan and lease payments to many of our secured lenders and lessors during 2001 and are now in default with respect to certain of these obligations. Any payment default or other default with respect to outstanding obligations could cause the lender to foreclose upon the residences securing the indebtedness or, in the case of a lease, to terminate the lease, with a consequent loss of income and asset value to us. As the substantial majority of our secured debt relates to loans to our subsidiaries (who are not debtors in the Bankruptcy Case), the automatic stay of our Chapter 11 Filing would not stay foreclosure actions with respect to the majority of our mortgaged residences, if lenders were to elect to pursue such a remedy. Management believes that, despite the pendency of these defaults, during the near term the majority of these secured lenders and lessors will continue to participate in restructuring discussions with us. No assurances can be given, however, that this will be the case. In fact, one of our lessors has terminated our leases for 11 residences and other lenders and lessors have begun to exercise various remedies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" Liquidity and Capital Resources. As many of our principal credit, lease and other financing facilities are cross-defaulted to a material default occurring under other credit, lease or financing facilities, our continuing payment defaults under certain of our credit facilities has resulted in our being in default under many other loan and lease facilities. A component of our Restructuring Plan is seeking to secure waivers of these cross-defaults from the applicable lenders and lessors.

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

Risks Associated with Continuing Shortfall in Liquidity and Timing of Confirmation of our Plan. As a result of on-going operating losses and significant current or upcoming debt maturities, we expect that our projected cash needs will exceed our projected identified cash resources unless we are able to confirm our Plan and consummate a Liquidity Transaction in the second half of 2003. In light of our current financial condition and ongoing restructuring activities and the difficult financing and operating environment for healthcare service companies generally, our access to additional capital is significantly reduced. If we are unable to successfully identify and consummate a Liquidity Transaction and implement our Plan in a timely manner, we will not have sufficient liquidity to continue to operate as a going concern. See “Substantial Debt and Operating Lease Payment Obligations; Current and Pending Maturities,” and “Management's Discussion and Analysis and Results of Operations -- Liquidity and Capital Resources.”

Substantial Debt and Operating Lease Payment Obligations; Current and Pending Maturities. We had lease expense of $58.7 million and $61.9 million for the years ended December 31, 2002 and 2001, respectively. Our total indebtedness as of December 31, 2002 was $980.5 million, and our net interest expense was $50.6 million and $62.0 million for the years ended December 31, 2002 and 2001, respectively. Approximately $808.9 million of our total indebtedness matures before December 31, 2003, or is in default as of December 31, 2002.

Historically, we have not had sufficient earnings to cover fixed charges. Earnings from operations were insufficient to cover fixed charges by $77.4 million and $77.5 million in 2002 and 2001, respectively, prior to non-recurring charges, the loss on disposal and other one-time adjustments. Even if we are able to substantially restructure our credit and lease obligations, given the significant leverage employed in financing our operations there can be no assurance that we will generate sufficient cash flow to meet our future obligations. Additionally, our ability to consummate a Liquidity Transaction and to confirm our Plan will be dependent upon our ability to identify sources of refinancing, on acceptable terms, of our significant pending debt maturities.

Risks Associated with the Disposition of Assets and Termination of Leases. A key component of our Restructuring Plan relates to the disposition of a number of residences that are owned or leased by the Company. This disposition strategy involves a number of risks and uncertainties. Availability of financing for assisted living properties is currently limited due to substantial reductions in lending activity by traditional financing sources including commercial banks, other secured lenders and REITs. As such, potential purchasers of Company residences may be limited in their ability to obtain necessary financing which may affect both the price at which Company assets may be sold and the ability of potential purchasers to execute transactions. In addition, the residences that the Company intends to sell or otherwise dispose of generally are in lease-up or have historically operated at a loss. Both the availability of financing and number of potential purchasers tend to be more limited for residences that are operating significantly below their economic potential. In addition, many operating companies within the assisted living sector have encountered financial and operating difficulties similar to those experienced by the Company. This may limit the universe of potential purchasers because those other assisted living companies may be financially or operationally incapable of effecting acquisition transactions or because they may be attempting to otherwise dispose of assets from their own portfolios. Finally, with respect to a number of residences included in our Disposition Assets, we are not free to sell or dispose of the residence without the consent of the applicable lender or lessor and, in certain cases, the consent of our joint venture partners.

Joint Ventures. As of December 31, 2002, 20 of our operating residences were jointly owned or operated with venture partners. We are currently seeking to negotiate the buy-out of joint venture interests held by third parties in the majority of our remaining joint venture residences. If we are not able to negotiate the buy-out of these joint venture interests, our ability to restructure certain of our secured debt and lease facilities and to consummate a Liquidity Transaction may be adversely affected. To the extent that loan and lease arrangements financing joint venture residences are not restructured, the exercise of foreclosure, lease termination and other remedies by lenders and lessors will result in the forfeiture of such joint ventures' investment in our residences. In these circumstances, the Company may be forced to defend damage claims asserted by certain of its joint venture partners.

Liability and Insurance. The provision of personal and healthcare services entails an inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits alleging malpractice or related legal theories, including criminal prosecutions, many of which involved large claims and resulted in the incurrence of significant defense costs. In addition, compared to more institutional long-term care facilities, assisted living residences (especially dementia care residences) of the type we operate offer residents a greater degree of independence in their daily lives. This increased level of independence, however, may create a greater risk of adverse events than would occur in more institutionalized settings. The rapidly escalating magnitude of tort claims and the resulting rapid increase in the cost of medical malpractice liability insurance have been significant issues for the assisted living industry in general for the last several years. Before 2000, Alterra was able to purchase “traditional” medical malpractice liability insurance at a much lower cost than current premium levels. For the coverage year ended June 30, 2000, Alterra paid a premium of approximately $1.5 million to insure its 17,000 beds under a policy with coverage limits of $22.0 million and a deductible of $25,000 per claim. For the coverage year ended June 30, 2001, the annual premium had increased to approximately $6.0 million under a policy with coverage limits of $15.0 million and a deductible of $250,000 per claim (an increase of more than six-fold including the projected impact of deductible payments). For periods after June 30, 2001, Alterra has been unable to purchase medical malpractice insurance in the traditional insurance market and therefore has resorted to various forms of self-insurance. In order to fund a self-insurance program upon consummation of its Plan, Alterra will need access to additional capital from a Liquidity Transaction. There can be no assurance that claims in excess of our current insurance programs or claims not covered by insurance, such as claims for punitive damages, will not be successfully asserted. A successful claim against us not covered by, or in excess of, our insurance could have a material adverse effect upon our financial condition and results of operations. Claims against us, regardless of their merit or eventual outcome, including pending criminal proceedings against the Company, may also have a material adverse effect upon our ability to attract or retain residents, to retain applicable licenses, or to expand our business, and may require us to devote substantial time to matters unrelated to day-to-day operations. Similarly, there can be no assurance that we will be able to obtain liability insurance in the future or that, if insurance is available, it will be available on acceptable economic terms or with coverages we or our lenders and lessors require, in light of our current financial circumstance.

American Stock Exchange Delisting. On March 18, 2003, the Securities and Exchange Commission struck the Company's common stock and other securities from listing and registration on the AMEX. Although it is possible that our securities could trade on the over-the-counter market, no such market has developed. The extent of the public market for the securities and the availability of quotations would depend upon such factors as the aggregate market value of each class of securities, the interest in maintaining a market in such securities on the part of securities firms and other factors. There can be no assurance that any public market for our securities will exist. In addition, as a result of our failure to maintain the trading status of our Common Stock on a national trading exchange or system, the interest rate on the PIK Debentures has increased from 9.75% at December 31, 2002 to 12.25% at March 18, 2003, and the dividend accrual rate on our Series A Stock has increased from 9.75% at December 31, 2002 to 12.25% at March 18, 2003.

Residence Management, Staffing and Labor Costs. We compete with other providers of assisted living services and long-term care with respect to attracting and retaining personnel. We are dependent upon our ability to attract and retain management personnel responsible for the day-to-day operations of each of our residences. Any inability of ours to attract or retain qualified residence management personnel could have a material adverse effect on our financial condition or results of operations. In addition, a possible shortage of nurses or trained personnel may require us to enhance our wage and benefits package in order to compete in the hiring and retention of personnel. We are also dependent upon the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. There can be no assurance that our labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in rates charged to residents. Any significant failure by us to attract and retain qualified management and staff personnel, to control our labor costs, or to pass on any increased labor costs to residents through rate increases would have a material adverse effect on our business, operating results and financial condition. We believe that due to the recent Chaper11 filing, the foregoing labor-related risks may be enhanced.

Competition. The long-term care industry is highly competitive and, given the relatively low barriers to entry and continuing healthcare cost containment pressures, we expect that the assisted living segment will become increasingly competitive in the future. We compete with other companies providing assisted living services as well as numerous other companies providing similar service and care alternatives, such as home health care agencies, congregate care facilities, retirement communities and skilled nursing facilities. As assisted living residences receive increased market awareness and the number of states which include assisted living services in their Medicaid programs increases, competition will increase from new market entrants, many of whom may have substantially greater financial resources than we have. There can be no assurance that increased competition will not adversely affect our ability to attract or retain residents or maintain our existing rate structures. Many of our present and potential competitors have, or may have access to, greater financial resources than those available to us. Consequently, there can be no assurance that we will not encounter increased competition in the future which could limit our ability to attract and retain residents, to maintain or increase resident service fees or to expand our business and could have a material adverse effect on our business, operating results and financial condition. We are not able to accurately predict the effect that the healthcare industry trend towards managed care will have on the assisted living marketplace. Managed care, an arrangement whereby service and care providers agree to sell specifically defined services to one or more public or private payors (frequently not the end user or resident) subject to a predefined system in an effort to achieve more efficiency with respect to utilization and cost, is not currently a significant factor in the assisted living marketplace. However, managed care plans sponsored by insurance companies or HMOs may in the future be a factor in the assisted living marketplace. There can be no assurance that we will not encounter increased competition or be subject to other competitive pressures that could affect our business, operating results or financial condition as a result of managed care. We believe that due to the recent Chaper11 Filing, the foregoing competitive risks could pose an even greater challenge for the Company.

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

Our operations could also be adversely affected by, among other things, regulatory developments such as revisions in building code requirements for assisted living residences, mandatory increases in the scope and quality of care to be offered to residents, and revisions in licensing and certification standards. There can be no assurance that federal, state or local laws or regulations will not be imposed or expanded based on evolving regulatory interpretations or based on new statutory or regulatory provisions which adversely impact our business, financial condition, results of operations or prospects. Our residence operations are also subject to health and other state and local government regulations as well as criminal statutes. It is possible that if convicted of a crime, the Company's ability to obtain and renew certain of our licenses and to participate in certain government payor programs could be materially and adversely affected.

Dependence on Attracting Seniors with Sufficient Resources to Pay. We currently rely and, for the foreseeable future, we expect to rely, primarily on the ability of our residents to pay for services from their own and their families' financial resources. Generally, only elderly adults with income or assets meeting or exceeding the comparable median in the region where our assisted living residences are located can afford the fees for these residences. Inflation, general market declines in values or returns on investments, or other circumstances which adversely affect the ability of residents and potential residents to pay for assisted living services could have an adverse effect on us. In the event that we encounter difficulty in attracting seniors with adequate resources to pay for our services, we would be adversely affected. As a result of the Chapter 11 Filing, the foregoing risks could pose an even greater challenge for the Company.

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

The table below shows, by state, the number and the associated capacity of the residences that we own, lease, hold equity interest in or manage on behalf of third parties, as of December 31, 2002.

Operating Residences

	Owned (1)		Leased (2)		Unconsolidated (3)		Managed (4)		Total
Location	No.	Cap.	No.	Cap.	No.	Cap.	No.	Cap.	No.	Cap.
AZ	6	288	1	52	--	--	4	275	11	615
CA	2	307	1	240	2	125	3	231	8	903
CO	5	272	12	725	--	--	2	120	19	1,117
FL	24	1,094	24	1,003	4	162	5	613	57	2,872
GA	--	--	--	--	--	--	4	270	4	270
ID	1	70	2	158	--	--	--	--	3	228
IN	6	256	3	120	4	162	--	--	13	538
KS	14	458	8	265	3	118	3	131	28	972
MI	16	510	12	542	--	--	--	--	28	1,052
MN	10	334	5	100	--	--	--	--	15	434
NC	5	242	12	560	1	38	1	56	19	896
NJ	4	170	3	102	--	--	3	322	10	594
NV	--	--	3	208	--	--	1	56	4	264
NY	13	788	2	132	--	--	--	--	15	920
OH	7	284	17	689	1	36	1	99	26	1,108
OK	--	--	26	907	1	36	--	--	27	943
OR	2	168	10	711	1	52	--	--	13	931
PA	10	451	2	74	--	--	--	--	12	525
SC	4	162	7	290	--	--	--	--	11	452
TN	2	90	3	124	--	--	--	--	5	214
TX	1	37	25	957	--	--	--	--	26	994
VA	--	--	--	--	--	--	1	56	1	56
WA	3	156	6	492	1	60	--	--	10	708
WI	6	232	11	316	--	--	1	80	18	628
TOTAL	141	6,369	195	8,767	18	789	29	2,309	383	18,234

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

Of our 383 operating residences, 52% are five years old or less and 95% are ten years old or less. The number of residences that we own, lease, or manage has decreased subsequent to December 31, 2001, due to recent asset sales and lease terminations. See "Chapter 11 Bankruptcy and Restructuring Activities - Portfolio Rationalization" above.

ITEM 3.            LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of our business. Neither we nor any of our subsidiaries is a party to any legal proceeding, other than the Bankruptcy Case, the outcome of which, individually or in the aggregate, is expected to have a material adverse affect on our financial condition or results of operations, with the possible exception of the matters described below. As a result of the Chapter 11 Filing, each of these matters has been stayed as against the Company pending further relief from the Bankruptcy Court. Pending litigation against the Company's subsidiaries and other affiliates has not been stayed by the Bankruptcy Case.

As previously described, on January 22, 2003, the Company filed the Chapter 11 Filing with the Bankruptcy Court (Case No. 03-10254).

We elected not to fund certain debt service and lease payment obligations due during 2001 and 2002 without the consent of the applicable lender or lessor. Through additional payments, prepayments associated with asset sales and application of escrowed amounts, as of December 31, 2002, we had $5.1 million of delinquent outstanding scheduled debt service to lenders or lessors who hold mortgages on, or from whom we lease, 36 residences in the aggregate (1,564 resident capacity). We have received a written notice of acceleration from lenders with respect to indebtedness aggregating $51.7 million as of December 31, 2002. Additionally, indebtedness of approximately $136.7 million has fully matured and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We are also in default under various financial and other covenants contained in certain of our credit and lease arrangements. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 resident capacity) and other lenders have elected to apply deposits and reserve funds of ours held by such lenders against the past due payments. Five lenders have activated or are in the process of activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders, either pursuant to arrangements set forth in the applicable loan documents or as subsequently negotiated with the Company. We are also in litigation commenced in 2001 in the Chancery Court of Davidson County, Tennessee, with a former lessor who has asserted a damage claim arising out of the early termination of its 11 residence lease portfolio.

The Company's Subordinated Debentures include subordination provisions that prohibit the Company from making interest payments to the debenture holders (other than payment-in-kind coupon payments) after the occurrence of payment defaults on the Company's senior indebtedness. As such, we defaulted in making coupon payments on our 5.25%, 6.75% and 7.00% Debentures aggregating approximately $5.5 million in July 2001, $11.0 million in 2002 and $5.5 million in January 2003.

We are seeking to address all of our pending defaults of our senior and junior capital structure obligations through our Restructuring Plan and Bankruptcy Case. However, our Restructuring Plan is dependent upon our ability to negotiate consensual modifications and waivers with certain of our senior capital structure constituents. Absent an agreed upon resolution with these third parties and assuming, in certain cases to the extent applicable, such parties secure relief from the stay of the Bankruptcy Case from the Bankruptcy Court, our lenders and lessors may begin exercising remedies under their applicable financing agreements that could substantially hinder or disrupt our efforts to restructure the Company and result in a liquidation of the Company.

We are also subject to various professional and liability claims. Since July 1, 2001, due to our limited cash resources and a general lack of availability of traditional professional and general liability insurance products, we have maintained levels of liability insurance than are substantially lower than would be desirable given actuarial estimates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2002.

PART II

 ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Our Common Stock was listed and traded on the American Stock Exchange (AMEX) under the symbol "ALI." The number of holders of record of the Common Stock as of March 24, 2003, was approximately 314. On March 18, 2003, the Securities and Exchange Commission struck the Company's common stock and other securities from listing and registration on the AMEX. As a result, there is no established trading market for the Company's Common Stock.

The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported on AMEX.

	High	Low
2002:
First Quarter	$0.370	$0.120
Second Quarter	0.150	0.070
Third Quarter	0.100	0.060
Fourth Quarter	0.320	0.060

2001:
First Quarter	$2.188	$0.500
Second Quarter	0.600	0.180
Third Quarter	0.360	0.120
Fourth Quarter	0.230	0.080

We have never paid or declared cash dividends and currently intend to retain any future earnings for the operation of our business. Due to the absence of legal capital under applicable Delaware law, we have not declared or paid pay-in-kind dividends on our outstanding Series A Stock since January 2001. In light of pending defaults under various of our loan, lease, and debenture obligations, we are contractually prohibited from paying dividends on our outstanding capital stock until such time as such defaults are cured or waived. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors and will be dependent on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, restrictive debt covenants and other factors as the Board of Directors deems relevant.

Equity Compensation Plan Information

The following table sets forth information regarding compensation plans under which the Common Stock is authorized for issuance as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1):	1,128,540	$ 7.04	1,371,460
Equity compensation plans not approved by security holders (2)	--	--	--
Total	1,128,540	$7.04	1,371,460

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated historical financial data presented below for each of the five years ended December 31, 2002 has been derived from our audited consolidated financial statements appearing elsewhere in this report. The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included in this report (in thousands, except per share data).

	Years Ended December 31,
	2002	2001	2000	1999	1998
Statements of Operations Data :
Revenue:
Operating revenue	$416,715	$433,411	$423,643	$366,485	$240,250
Operating expenses:
Residence operations	287,434	290,713	277,530	215,981	143,703
Lease expense	58,658	61,866	71,589	66,391	42,106
Gain on lease termination	(6,204)	--	--	--	--
Lease income	(13,755)	(21,336)	(28,222)	(25,507)	(4,915)
General and administrative	46,541	48,881	50,360	44,898	23,200
(Gain) loss on disposal	(22,914)	189,287	22,515	--	--
Depreciation and amortization	25,766	34,535	32,976	20,626	19,601
Impairment charge	4,773	--	--	--	--
Non-recurring charge	--	--	4,232	47,280	--
Total operating expenses	380,299	603,946	430,980	369,669	223,695
Operating income (loss)	36,416	(170,535)	(7,337)	(3,184)	16,555
Other (expense) income:
Interest expense, net	(50,556)	(62,029)	(58,083)	(31,474)	(9,398)
Amortization of financing costs	(4,967)	(9,786)	(8,595)	(3,679)	(1,593)
Gain on debt extinguishment	--	--	13,768	--	--
Convertible debt paid in kind interest ("PIK")	(25,824)	(24,303)	(12,483)	--	--
Equity in losses of unconsolidated affiliates	(4,856)	(14,338)	(12,763)	(1,344)	(201)
Minority interest in losses of consolidated subsidiaries	--	426	1,264	4,018	16,266
Goodwill impairment loss	(9,487)	--	--	--	--
Total other (expense) income, net	(95,690)	(110,030)	(76,892)	(32,479)	5,074
(Loss) income before income taxes and cumulative effect	(59,274)	(280,565)	(84,229)	(35,663)	21,629

Income tax (expense) benefit	(100)	(120)	(25,100)	13,522	(2,354)
(Loss) income from continuing operations before cumulative effect of a change in accounting principle	(59,374)	(280,685)	(109,329)	(22,141)	19,275
(Loss) income on discontinued operations	(116,762)	(19,242)	(8,477)	(1,828)	1,277
Cumulative effect of a change in accounting principle	(45,866)	--	--	(3,837)	--
Net (loss) income	$(222,002)	$(299,927)	$(117,806)	$(27,806)	$20,552

	Years Ended December 31,
	2002	2001	2000	1999	1998

Basic (loss) income per common share:
(Loss) income from continuing operations before a cumulative effect of change in accounting principle (1)	$(2.67)	$(12.65)	$(4.95)	$(1.00)	$0.88
(Loss) income on discontinued operations (1)	(5.24)	(0.87)	(0.38)	(0.08)	0.06
Cumulative effect of a change in accounting principle (1)	(2.06)	--	--	(0.18)	--
Basic (loss) income per common share (1)	$(9.97)	$(13.52)	$(5.33)	$(1.26)	$0.94

Diluted (loss) income per common share:
(Loss) income from continuing operations before a cumulative effect of change in accounting principle (1)	$(2.67)	$(12.65)	$(4.95)	$(1.00)	$0.80
(Loss) income on discontinued operations (1)	(5.24)	(0.87)	(0.38)	(0.08)	0.05
Cumulative effect of a change in accounting principle (1)	(2.06)	--	--	(0.18)	--
Diluted (loss) income per common share (1)	$(9.97)	$(13.52)	$(5.33)	$(1.26)	$0.85

Weighted average common shares outstanding (1):
Basic	22,266	22,192	22,108	22,088	21,905
Diluted	22,266	22,192	22,108	22,088	24,145
(1) Basic and diluted share amounts are the same since potentially issuable shares related to stock options and convertible debt would have an anti-dilutive effect.

	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash and cash equivalents	$13,797	$19,996	$23,688	$18,728	$40,621
Working capital (deficit)	(874,186)	(1,060,745)	(129,226)	5,452	28,305
Total assets	671,150	1,038,200	1,227,765	1,061,397	777,810
Current installment of long-term debt and maturities on assets held for sale	801,797	1,117,705	313,718	9,945	4,376
Long-term obligations	177,642	88,241	803,848	791,672	515,584
Stockholders' (deficit) equity	$(488,928)	$(266,926)	$32,859	$150,643	$177,112

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a national assisted living company operating assisted living residences and providing assisted living services in 24 states. Our growth in recent years and ongoing restructuring activities have had a significant impact on our results of operations and are an important factor in explaining the changes in our results between 2002 and 2001. As of December 31, 2002 and 2001, we operated or managed 383 and 430 residences with aggregate capacity of approximately 18,200 and 20,200 residents, respectively. During 2002 we generated operating revenue of $416.7 million and realized income from operations of $13.5 million and a pretax loss of $82.2 million, both prior to loss on disposal of assets.

On January 22, 2003, we filed a voluntary petition with the Bankruptcy Court to reorganize under Chapter 11 of the Bankruptcy Code. The Company believes that its Chapter 11 Filing is an appropriate and necessary step to seek to conclude its reorganization initiatives commenced in 2001. The focus of our restructuring efforts in 2001 and 2002 has been portfolio rationalization and the restructuring of our senior financing obligations with our secured lenders and lessors. We believe the Bankruptcy will allow us to complete our restructuring of our senior financing obligations and to commence and complete the restructuring of our junior capital structure, which includes unsecured obligations and claims, our convertible subordinated debentures and our preferred and common stock. In addition, interim or permanent restructuring agreements have been reached with a number of our joint venture partners.

In conjunction with our Chapter 11 Filing, we secured a $15 million credit facility from affiliates of certain principal holders of the Company's pay-in-kind securities issued in the summer of 2000. The Bankruptcy Court issued an order approving our borrowing up to $6.5 million under the DIP credit facility on an interim basis on January 24, 2003. Additional borrowings under the DIP credit facility will require further approval of the Bankruptcy Court which we expect to obtain in April 2003.

On March 27, 2003, we filed with the Bankruptcy Court a Plan of Reorganization and a Disclosure Statement Accompanying Plan of Reorganization. Immediately prior to the filing of our Plan and Disclosure Statement, we also filed a "Bidding Procedures Motion" with the Bankruptcy Court seeking approval of bidding procedures with respect to the solicitation and selection of a transaction contemplating either (i) the sale of capital stock of the reorganized Alterra to be effective and funded upon the confirmation and effectiveness of our Plan or (ii) the sale, as a going concern, of all or substantially all of the assets of Alterra to be effective and funded upon the confirmation and effectiveness of our Plan.

Going forward, we will report our financial statements on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Accordingly, all pre-petition liabilities subject to compromise will be segregated in the Consolidated Balance Sheets and classified as liabilities subject to compromise, at the estimated amount of allowable claim. Liabilities not subject to compromise are separately classified as current and non-current. Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as reorganization items. Cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows. Based on our Chapter 11 Filing, we estimate that $576.0 million of liabilities as of December 31, 2002 would be deemed to be subject to compromise in accordance with SOP 90-7.

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

The Company is seeking to negotiate restructurings of several of its principal secured debt and lease obligations and, upon completing these negotiations, will seek to restructure its principal unsecured debt obligations, comprised primarily of the outstanding convertible debentures. Furthermore, at December 31, 2002, the Company was in violation of certain debt covenants. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Residence Service Fees. Residence service fees for the year ended December 31, 2002 were $413.6 million representing a decrease of $13.7 million, or 3.2%, from the $427.3 million for the comparable 2001 period. This decrease resulted primarily from a decrease in the number of residences operated in 2002, with a decline in occupancy rates offset by rate increases instituted during the past 12 months. Average rates were $2,826 and $2,710 as of December 31, 2002 and 2001, respectively. Company-wide occupancy was 83.5% and 84.9% as of December 31, 2002 and 2001, respectively.

Other Revenues. Other revenues for the year ended December 31, 2002 were $3.2 million, a decrease of $3.0 million over the $6.2 million of other revenue for the year ended December 31, 2001. The decrease is attributable to reduced development and franchise activity and a reduction in management fees on residences which were either managed for third parties or for entities in which we held a minority ownership position. Management fees include charges for transitional services to recruit and train staff, initial and recurring fees for use of our name and branding, initial and recurring fees for use of our methodologies, services for assisting with finance processing, and ongoing management services provided to operate the residence.

Residence Operating Expenses. Residence operating expenses for the year ended December 31, 2002 decreased to $287.4 million from $290.7 million in the year ended December 31, 2001. Operating expenses as a percentage of resident service fees for the year ended December 31, 2002 and 2001 were 69.5% and 68.0%, respectively. This percentage increase resulted primarily from increases in labor and employee benefit related costs due to increased competition for personnel and an increase in insurance costs.

Lease Expense. Lease expense for the year ended December 31, 2002 was $58.7 million, compared to $61.9 million in the comparable period in 2001. This decrease is the result of lease terminations and restructurings that occurred during the past 12 months.

Gain on Lease Termination. The $6.2 million gain on lease termination consists of deferred gains recognized due to a new master lease completed during the three months ended June 30, 2002.

Lease Income. We earned $13.8 million of lease income for the year ended December 31, 2002, compared to $21.3 million for the comparable period in 2001, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures. This decrease in lease income occurred due to a reduction in the number of unconsolidated joint ventures from 42 to 18 as of December 31, 2001 and 2002, respectively. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences, and thereby offset our costs associated with obtaining and maintaining financing for such residences.

General and Administrative Expense. For the year ended December 31, 2002, on-going general and administrative expenses were $38.1 million, before $8.4 million in legal and consulting restructuring costs, compared to $42.4 million prior to $6.5 million in restructuring costs for the comparable 2001 period, representing a decrease of general and administrative expense as a percentage of operating revenue from 9.8% in 2001 to 9.1% in 2002. The $4.3 million decrease in on-going expenses in the 2002 period was primarily attributable to cost reductions which we have implemented to improve corporate efficiencies.

Loss on Disposal. The Company adopted a plan to dispose of 136 residences with aggregate capacity of 6,150 residents and 33 parcels of land. During the year ended December 31, 2001, the Company recognized a pre-tax loss of $163.5 million (net of $3.6 million gain on sale) to reflect the Disposition Assets at the lower of carrying value or estimated fair value less costs to sell and to write off the carrying value of assets associated with terminated residence leases. As of December 31, 2001, 59 residences and ten land parcels had either been sold or transferred to a new lessee. The Company recognized an additional pre-tax loss of $25.8 million upon sale or transfer of these assets. As of December 31, 2001, approximately $150.5 million is reserved for losses relating to future asset sales or lease terminations.

During the year ended December 31, 2002, we sold or terminated leases on 36 residences and 11 land parcels (1,481 resident capacity) resulting in a gain on disposal of $13.7 million. Additionally, as a result of various asset refinancings, six assets were removed from the Disposition Asset classification and a corresponding gain of $9.2 million was recognized in accordance with SFAS No. 121 and SFAS. No. 144, resulting from the reversal of the related loss reserve estimates due to changes in valuations associated with those assets. As of December 31, 2002, 105 residences and 21 land parcels have either been sold or transferred to a new lessee and approximately $58.9 million is reserved for losses relating to future asset sales or lease terminations.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2002 was $25.8 million, representing a decrease of $8.7 million, or 25.2%, from the $34.5 million of depreciation and amortization for the comparable 2001 period. This decrease resulted primarily from the sale of 36 assets during the past 12 months, the assets classified as held for sale which are not depreciated, and the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," eliminates ongoing depreciation of goodwill and other intangible assets.

Impairment Charge. The Company recognized an impairment charge of $4.8 million in accordance with SFAS No. 144 for the year ended December 31, 2002. This impairment charge was based on the difference between an asset's carrying amount and fair value, where the fair value was determined by estimating the present value of estimated cash flows.

Interest Expense, Net. Interest expense, net of interest income, was $49.6 million for the year ended December 31, 2002, prior to $973,000 of bank penalties compared to $57.2 million of interest expense prior to $4.8 million of bank penalties for 2001. Gross interest expense (before interest capitalization and interest income) for the 2002 period was $49.9 million prior to bank penalties compared to $59.2 million for the 2001 period, a decrease of $9.3 million. As a result of our decision to reduce development and construction activity beginning in 2001, as of December 31, 2002 all construction activity has stopped and no capitalized interest has been recorded. For the year ended December 31, 2001, we capitalized $1.9 million of interest expense relating to an average construction in progress balance of $16.3 million in the 2001 period. Interest income for the 2002 period was $328,000 as compared to $2.0 million for the 2001 period. This decrease was due primarily to lower restricted cash balances in place in 2002 related primarily to lease financing transactions.

Amortization of Financing Costs. Amortization of financing costs for the year ended December 31, 2002 was $5.0 million, representing a decrease of $4.8 million from the $9.8 million of amortized financing costs for the comparable 2001 period. This decrease is the result of debt retirements and fully amortized financing costs.

PIK Interest, Net. "Pay-In-Kind" (PIK) interest for the years ended December 31, 2002 and 2001 was $25.8 million and $24.3 million, respectively, and includes interest expense on the various PIK Debentures which were issued in May and August 2000.

Equity in Losses of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the twelve months ended December 31, 2002, was $4.9 million, representing a decrease of $9.4 million from $14.3 million of losses for the comparable 2001 period. Our joint venture partners have not made substantial capital contributions to a number of joint ventures for several quarters. Therefore, we have absorbed the losses of those unconsolidated joint ventures in excess of capital contributed by the joint venture partner. The decrease in equity in losses of unconsolidated affiliates is due to a reduction in the number of unconsolidated joint ventures from 42 to 18 as of December 31, 2001 and 2002, respectively, resulting from joint venture and lease terminations that occurred during 2002.

Minority Interest in Losses of Consolidated Subsidiaries. Minority interest in losses of consolidated subsidiaries for the year ended December 31, 2001 was $426,000. As a result of joint venture settlements completed during 2001, we no longer have any residences owned by us in consolidated joint venture arrangements and subsequently, have no minority interest in losses of consolidated subsidiaries for the year ended December 31, 2002.

Goodwill Impairment Loss. The Company adopted the provisions of SFAS No. 142, as of January 1, 2002. Under the transitional provisions of SFAS No. 142, the Company identified its reporting units and performed impairment tests on the net goodwill associated with each of these reporting units. The fair value of the owned reporting units was determined by estimating the terminal value of the future cash flows. The fair value of the leased reporting units was determined by estimating the present value of the cash flows for the life of the lease. Based on this impairment testing, the Company recorded an impairment loss of $54.7 million in the first quarter of 2002. The impairment loss has been recorded as a cumulative effect of change in accounting principle and as loss on discontinued operations in the accompanying condensed consolidated statements of operations for the year ended December 31, 2002. As of December 31, 2002, the Company performed its annual impairment test required by the provisions of SFAS No. 142 in which an additional impairment loss of $9.5 million was identified based on revised cash flow projections. The $9.5 million annual impairment loss has been recorded in other expenses in the accompanying consolidated statements of operations for the year ended December 31, 2002.

Income Taxes. For the period ended December 31, 2002, we recorded a current state and local income tax provision of $100,000. The income tax expense for the period ended December 31, 2002 reflects the treatment of PIK interest as non-deductible interest. We do not currently anticipate that the interest expense which we will incur in the future related to the PIK debentures will be deductible for income tax purposes.

As of December 31, 2002, we do not have a deferred tax asset. In accordance with Statement of Financial Accounting Standards No. 109, we are required to continuously evaluate the recoverability of deferred tax assets based on the criteria that it is "more likely than not" that the deferred taxes will be recoverable through future taxable income. This evaluation is made based on our internal projections which are routinely updated to reflect more recent operating trends. Based on our current financial projections, we are uncertain that we will recover these net deferred tax assets through future taxable income. In addition, the utilization of the $419.4 million Net Operating Loss "NOL" carryforward could be subject to limitations based on the change of control provisions in the Internal Revenue Code which may become operative in a liquidity transaction or through the implementation of our Plan. Accordingly, we have established a valuation allowance against the entire net deferred tax assets.

Loss on Discontinued Operations. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." We adopted SFAS No. 144 beginning on January 1, 2002. As a result of the adoption of SFAS No. 144, during the year ended December 31, 2002 we reclassified to discontinued operations the revenues and expenses of 19 residences with a capacity of 929 beds that were part of executed deed in lieu restructuring agreements or are leased residences pending sale. Included in discontinued operations for the year ended December 31, 2002 is an impairment loss of $12.9 million which represents the difference between the nineteen residences' carrying value and the residences' estimated fair value less costs to sell. Additionally, three residences with a capacity of 114 beds were reclassified to discontinued operations resulting from their sale or lease termination in 2002.

In May 2002, one lender group transferred to a third party title to all of the outstanding common stock of our then subsidiary which operated 26 residences serving as collateral for $171.0 million of indebtedness. Accordingly, we no longer operate these residences, although we serve as interim manager for the lender group. As a result of the stock transfer, these residences are no longer consolidated and operations related to these residences through May 31, 2002 are reported as discontinued operations. We have recorded a reserve of $58.5 million related to our estimated liability associated with our guaranty (including payment of the termination fee due upon full payment of the mortgage obligations). The liability associated with our guaranty obligation was calculated as the difference between the approximate fair market value of the assets and the underlying mortgage obligations. Also included in discontinued operations is a loss of approximately $24.0 million, which represents the write off of the net assets of our former subsidiary at the time of the transfer of the stock of the subsidiary.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," having a required effective date for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. Under the transitional provisions of SFAS No. 142, we identified reporting units and performed impairment tests on the net goodwill associated with each of these reporting units. The fair value of the reporting units was determined by estimating the present value of future cash flows. Based on this impairment testing, we recorded an impairment loss of $8.8 million associated with those residences classified as discontinued operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," related to the accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company adopted FASB 145 and as a result of the early adoption, we recognized a gain of $6.0 million related to a debt extinguishment that was paid on our behalf as a result of a restructuring settlement. This gain was recognized in discontinued operations consistent with the classification of the related assets.

For comparative purposes and in accordance with SFAS No. 144, the December 31, 2001 and 2000 financial statements have been reclassified for the comparable residences to reflect the above reclassifications.

Cumulative Effect of Change in Accounting Principle. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," having a required effective date for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. Under the transitional provisions of SFAS No. 142, we identified reporting units and performed impairment tests on the net goodwill associated with each of these reporting units. The fair value of the reporting units was determined by estimating the present value of future cash flows. Based on this impairment testing, we recorded an impairment loss of $54.7 million in the first quarter of 2002, of which $8.8 million is associated and reported with those residences classified as discontinued operations. The remaining $45.9 million impairment loss has been recorded as a cumulative effect of change in accounting principle in the accompanying consolidated statements of operations for the year ended December 31, 2002.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Residence Service Fees. Residence service fees for the year ended December 31, 2001 were $427.3 million representing an increase of $17.3 million, or 4.2%, from the $410.0 million for the comparable 2000 period. This increase resulted primarily from rate increases instituted during the past 12 months. Average rates were $2,710 and $2,402 as of December 31, 2001 and 2000, respectively. Company-wide occupancy was 84.9% and 88.3% as of December 31, 2001 and 2000, respectively.

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

Residence Operating Expenses. Residence operating expenses for the year ended December 31, 2001 increased to $290.7 million from $277.5 million in the year ended December 31, 2000. Operating expenses as a percentage of resident service fees for the year ended December 31, 2001 and 2000 were 68.0% and 67.7%, respectively. This percentage increase resulted primarily from increases in labor and employee benefit related costs due to increased competition for personnel, an increase in insurance costs, and increases in utility costs.

Lease Expense. Lease expense for the year ended December 31, 2001 was $61.9 million, compared to $71.6 million in the comparable period in 2000. This decrease is the result of lease terminations that occurred during the last 12 months.

Lease Income. We earned $21.3 million of lease income for year ended December 31, 2001, compared to $28.2 million for the comparable period in 2000, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures. This decrease in lease income occurred due to a reduction in the number of unconsolidated joint ventures from 84 to 42 as of December 31, 2000 and 2001, respectively. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences, and thereby offset our costs associated with obtaining and maintaining financing for such residences.

General and Administrative Expense. For the year ended December 31, 2001, general and administrative expenses were $42.4 million prior to $6.5 million of restructuring costs, compared to $45.3 million before $5.1 million of non-recurring expenses for the comparable 2000 period, representing a decrease of on-going general and administrative expense as a percentage of operating revenue from 10.7% in 2000 to 9.8% in 2001. The $6.5 million of restructuring costs represents fees and other costs associated with the retention of restructuring professionals and associated activities. The $5.1 million of non-recurring expenses in 2000 consisted of $3.3 million related to employee severance costs and the termination of several internal software development and systems projects associated with our corporate downsizing and a $1.8 million bad debt expense related to a management fee note which was deemed to be uncollectible due to the acquisition of the related residences in the second quarter of 2000.

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

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2001 was $34.5 million, representing an increase of $1.5 million, or 4.5%, from the $33.0 million of depreciation and amortization for the comparable 2000 period. This increase is the result of a change during the second quarter in the accounting for the corporate office building synthetic lease where the synthetic lessor no longer bears economic risk and, as a result, this previously unconsolidated synthetic lease SPE was consolidated through May 2002.

Non-recurring Charge. A non-recurring charge of $4.2 million was recorded in the fourth quarter of 2000 relating to severance related to the elimination of various general and administrative positions of $1.1 million, the termination of a management contract of $2.0 million and the discontinuance of our pharmacy joint venture of $1.1 million. No similar charge was recorded in 2001.

Interest Expense, Net. Interest expense, net of interest income, was $57.2 million for the year ended December 31, 2001, prior to $4.8 million of bank penalties compared to $56.7 million of interest expense prior to $1.4 million of bank amendment fees for 2000. Gross interest expense (before interest capitalization and interest income) for the 2001 period was $59.2 million prior to the bank penalties compared to $62.6 million for the 2000 period, an increase of $2.1 million. We capitalized $1.9 million of interest expense in the 2001 period compared to $4.0 million in the 2000 period. This decrease in capitalized interest is a result of our decision to reduce development and construction activity in 2001. Our average construction in progress balance was $16.3 million during the twelve months ended December 31, 2001, compared to $65.1 million in the 2000 period. Interest income for the 2001 period was $2.0 million as compared to $5.9 million for the 2000 period. This decrease was due primarily to lower restricted cash balances in place in 2001 related primarily to lease financing transactions.

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

Gain on Debt Extinguishment. During the year ended December 31, 2000, we recorded a gain on the early extinguishment of debt of $13.8 million (net of tax) relating to our retirement of $41.4 million of convertible debt related to the Equity Transaction. This transaction is recognized in other operating expenses in accordance with SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which the Company adopted in 2002.

PIK Interest, Net. "Pay-In-Kind" (PIK) interest for the year ended December 31, 2001 includes $24.3 million of interest expense on the various PIK Debentures which were issued in May and August 2000. This is an increase of $11.8 million from the $12.5 million of PIK interest expense for the year ended December 31, 2000. This increase resulted primarily from recognizing a full year of interest expense in 2001 versus a partial year in 2000.

Equity in Losses of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the twelve months ended December 31, 2001, was $14.3 million, representing an increase of $1.5 million from $12.8 million of losses for the comparable 2000 period. Our joint venture partners have not made substantial capital contributions to a number of joint ventures for several quarters. Therefore, we have absorbed the losses of those unconsolidated joint ventures in excess of capital contributed by the joint venture partner. The increase in equity in losses of unconsolidated affiliates was also impacted by a slower lease-up of residences which are held in unconsolidated joint ventures.

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

Loss on Discontinued Operations. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." We adopted SFAS No. 144 beginning on January 1, 2002. As a result of the adoption of SFAS No. 144, during the year ended December 31, 2002 we reclassified to discontinued operations the revenues and expenses of 19 residences with a capacity of 929 beds that were part of executed deed in lieu restructuring agreements or are leased residences pending sale. Additionally, three residences with a capacity of 114 beds were reclassified to discontinued operations resulting from their sale or lease termination in 2002.

For comparative purposes and in accordance with SFAS No. 144, the December 31, 2001 and 2000 financial statements have been reclassified for the comparable residences to reflect the above reclassifications.

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

As of December 31, 2001, we do not have a deferred tax asset. In accordance with Statement of Financial Accounting Standards No. 109, we are required to continuously evaluate the recoverability of deferred tax assets based on the criteria that it is "more likely than not" that the deferred taxes will be recoverable through future taxable income. This evaluation is made based on our internal projections which are routinely updated to reflect more recent operating trends. Based on our current financial projections, we are uncertain that we will recover these net deferred tax assets through future taxable income. In addition, the utilization of the $299.3 million Net Operating Loss "NOL" carryforward could be subject to limitations based on the change of control provisions in the Internal Revenue Code which may become operative in a liquidity transaction or through the implementation of our Plan. Accordingly, we have established a valuation allowance against the entire net deferred tax assets.

Liquidity and Capital Resources

At December 31, 2002, we had $13.8 million in unrestricted cash and cash equivalents and an $874.2 million working capital deficit compared to unrestricted cash and cash equivalents of $20.0 million and a $1.1 billion working capital at December 31, 2001.

For the year ended December 31, 2002, operating cash flow was $20.9 million compared to $9.7 million for the year ended December 31, 2001. The cash flow for the 2001 and 2002 periods reflect our decision to defer debt service and lease payments to selected lenders and lessors.

In conjunction with our Chapter 11 Filing, in January 2003 we secured a $15 million DIP credit facility from affiliates of certain principal holders of the Company's pay-in-kind securities issued in the summer of 2000. The Bankruptcy Court issued an order approving our borrowing up to $6.5 million under the DIP credit facility on an interim basis on January 24, 2003. Additional borrowings under the DIP credit facility will require further approval of the Bankruptcy Court., which we expect to obtain in April 2003.

During 2001 we completed a sale/leaseback refinancing transaction with one of our major REITs relating to wven residences for an aggregate purchase price of $26.5 million. The proceeds of these refinancings were used principally to retire mortgage and accrued interest obligations. We also negotiated extensions of loan maturities of between one to four years with respect to approximately $72.3 million of our secured debt during 2001.

During 2002 we completed a sale/leaseback transaction accounted for as a financing of three residences with one of our REITs for an aggregate purchase price of $11.8 million. The proceeds of this refinancing were used principally to retire mortgage loan and accrued interest obligations. We also entered into a settlement agreement with two lender groups with respect to defaulted "impaired" secured indebtedness originally aggregating $76.6 million (plus $4.3 million of accrued and unpaid interest and late fees and approximately $4.0 million due under an interest rate cap agreement that was terminated in March 2001) under credit facilities secured by mortgages on 22 residences. These settlements are structured to immediately shift the economics of ownership and control over the disposition of the mortgaged residences to the lenders. Subsequent to executing the applicable settlement agreement, we exercised refinancing options on three residences and now operate those residences pursuant to a sale-leaseback agreement. In exchange, we received the lenders' binding commitment to execute and deliver a waiver of any deficiency claims (including accrued interest and obligations related to the terminated interest rate cap agreement) and release of our guaranty with respect to this indebtedness upon satisfaction of certain conditions. Until March 31, 2003 (as to 11 residences) and June 30, 2003 (as to 12 residences), or such earlier time as the lenders sell a residence or replace the Company as manager, we are obligated to manage the residences for a management fee equal to six percent of facility revenue for the first six months after the closing date of the applicable settlement agreement and seven percent thereafter. Any net operating income from the residences is paid to the lenders as debt service. As a result of asset sales during the third and fourth quarters, a remaining $25.7 million of indebtedness is secured by mortgages on six residences originally included in the two settlement agreements. We have estimated the potential deficiency claims related to the remaining residences associated with these credit facilities to be in the range of $19.8 million to $20.8 million as of December 31, 2002. We executed a settlement agreement with another of our impaired lender groups with regard to a credit facility representing $42.1 million of financing secured by 15 residences with an aggregate capacity of 675 beds. In exchange for a conditional release of any deficiency claims, we have agreed to cooperate in the transition of ownership of the mortgaged residences to the lenders or their designees (through deed-in-lieu of foreclosure transactions or so-called friendly foreclosures). Specifically, as these residences are transferred by the Company, we receive a release with respect to a pro-rata portion of the allocated loan amount and related penalties and interest. In transitioning ownership of the mortgaged residences to the lenders, we are offering to provide interim management services. Contemporaneous with the execution of this settlement agreement, we closed on a sale-leaseback financing representing $28.8 million with respect to nine residences with an aggregate capacity of 342 beds, including six residences originally financed by this lender group. Subsequent to this settlement, the Company participated in the transition of 3 residences through deed-in-lieu of foreclosures.

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

Historically, we financed our operations and growth through a combination of various forms of real estate financing (mortgage, synthetic lease and sale/leaseback financing), capital contributions from joint venture partners and the sale of our securities (Common Stock, preferred stock and Subordinated Debentures) and, to a lesser extent, cash from operations. At December 31, 2002, we had $980.5 million of outstanding debt principally consisting of $439.7 million of Subordinated Debentures having a weighted average interest rate of 8.11%, $107.0 million of fixed rate debt having a weighted average interest rate of 7.41%, capitalized and financing lease obligations of $76.9 million having a weighted average interest rate of 10.98%, $334.6 million of variable rate debt having a weighted average interest rate of 6.01%, and $15.2 million and $7.1 million of notes payable and short-term borrowings, respectively. Through December 31, 2002, we have also entered into approximately $550.9 million of sale/leaseback financings.

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

We elected not to fund certain debt service and lease payment obligations due in 2001 and 2002 without the consent of the applicable lender or lessor. Through additional payments, prepayments associated with asset sales and application of escrowed amounts, as of December 31, 2002, we had $5.1 million of delinquent outstanding scheduled debt service to lenders or lessors who hold mortgages on, or from whom we lease 36 residences in the aggregate (1,564 resident capacity). We have received a written notice of acceleration from lenders with respect to indebtedness aggregating $51.7 million at December 31, 2002. In addition, indebtedness of approximately $136.7 million has fully matured during 2002 and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 resident capacity) and other lenders have elected to apply deposits and reserve funds of ours held by such lenders against the past due payments. Five lenders have activated or are in the process of activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders, either pursuant to arrangements set forth in the applicable loan documents or as negotiated with the Company. We are also in litigation with a former lessor with respect to their damage claim associated with the early termination of their 11 residence lease portfolio.

Our operations will require significant additional capital resources in the future in order to fund: (i) the professional fees and other related costs associated with our Bankruptcy Case and Restructuring Plan; (ii) our ongoing debt service and lease obligations, including repayment of our DIP credit facility and maturities of our long-term debt and refinancing of short term debt; (iii) deferred capital expenditures; (iv) normalizing our professional and general liability insurance programs; and (v) general working capital needs. Since July 1, 2001, due to our limited cash resources and a general lack of availability of traditional professional and general liability insurance products, we have maintained substantially lower levels of liability insurance than would be desirable given actuarial estimates. Accordingly, our Restructuring Plan contemplates higher cash requirements for insurance in the future than we have incurred in the recent past.

Additionally, growth in residence operating cash flow has been slower than projected as a result of (i) increased operating costs, including labor, utilities and liability insurance and, (ii) slower fill rates in our pre-stabilized residences and reduction in occupancy levels in certain of our stabilized residences. As a result of ongoing operating losses and these identified future capital needs, we expect that our projected cash needs during 2003 will exceed our projected identified cash resources. To satisfy these cash shortfalls and to preserve the integrity of our operations, we are pursuing a Liquidity Transaction and a Restructuring Plan which seeks, among other things, to dispose of a significant number of our residences which operate with cash shortfalls and to defer some of our debt service obligations until those disposition and negotiated restructurings of our principal debt and lease obligations can occur. See "Business - Chaper 11 Bankruptcy and Restructuring Activities".

At the outset of our restructuring, management sought to restructure secured loan facilities that, in management's view, would generate significant deficiency claims (i.e., claims in excess of the value of the applicable mortgage portfolio) in the event the applicable lenders sought to call the loan and foreclose on their collateral. Management believes that four credit facilities representing $215.3 million in aggregate financing at December 31, 2002 (secured by mortgages on 39 residences with a capacity of 2,696 beds) appear to represent significant potential deficiency claims in the range of $81.4 million to $99.6 million. In these negotiations, we sought to limit or eliminate these potential deficiency claims against the Company in exchange for our agreement to cooperate with the applicable lenders to facilitate an orderly transition of ownership (and, in certain cases, management) of the mortgaged residences to the lenders or their designees (through deed-in-lieu of foreclosure transactions or so-called friendly foreclosures). In transitioning ownership of the mortgaged residences to the lenders, we offered to provide interim or long-term management services to the lenders with respect to the mortgaged residences. As noted above, during 2002, we executed definitive agreements of this type with three different lender groups with regard to three of these "impaired" credit facilities, originally representing $104.2 million of financing secured by 31 residences with an aggregate capacity of 1,520 beds. As a result of refinancings, asset sales and foreclosures during the third and fourth quarters, $44.3 million of indebtedness secured by mortgages on 12 residences included in the three executed definitive agreements is remaining at December 31, 2002.

In May 2002, the lender group for our remaining "impaired" facility, representing $171.0 million in aggregate financing (secured by mortgages on 26 residences with an aggregate capacity of 2,154 beds) caused title to all of the stock of our subsidiary that operated these mortgaged residences to be transferred to a third party. Accordingly, we no longer own these residences, although we do currently manage these residences for this lender group and are actively negotiating with the lender group seeking to limit or eliminate any deficiency claim arising under our guaranty of this financing. As a result of the stock transfer, these residences are no longer consolidated and operations related to these residences through May 31, 2002 are reported as discontinued operations. We have recorded $58.5 million related to our estimated liability associated with our guaranty (including payment of the termination fee due upon full payment of the mortgage obligations). The liability associated with our guaranty obligation was calculated as the difference between the fair market value of the assets and the underlying mortgage obligations. Also included in discontinued operations is a loss of approximately $24.0 million, which represents the write off of the net assets of our former subsidiary at the time of the transfer of the stock of that subsidiary.

In January 2003, we entered into agreements with this lender group pursuant to which: (i) we have agreed to manage these 26 residences on an interim basis without a management fee, and to cooperate in transitioning management to any successor manager appointed by the credit participants, and (ii) the Company is entitled to be released of its guaranty and other principal obligations (with the exception of certain environmental indemnities) under this financing structure upon the satisfaction of certain conditions, including the payment of $5.7 million of fees to the credit participants on or prior to the confirmation of a plan of reorganization in our Bankruptcy Case.

In addition to these impaired credit facilities, we are continuing to seek to negotiate amendments and modifications with the applicable lenders with respect to our other principal secured credit facilities in order to, depending on the specific case, reset covenants, obtain consent to sell certain mortgaged residences, secure waivers of prior defaults and, in certain cases, to extend scheduled maturities. These credit facilities represent $300.9 million of financing secured by an aggregate of 94 residences with an aggregate capacity of 4,502 beds as of December 31, 2002. Discussions with certain of these lenders have commenced, and we have executed definitive binding agreements with lenders with respect to $174.4 million of indebtedness secured by 60 residences with an aggregate capacity of 2,677 beds, providing for, among other things, extensions of debt maturities, waivers of prior defaults and amendments of certain covenants. In February 2003, we refinanced 32 residences previously financed pursuant to two secured debt facilities, obtaining $61.0 million of sale leaseback financing related to 25 residences with a capacity of 894 beds and borrowing $6.9 million of secured debt secured by six residences with a capacity of 182 beds. (See "Subsequent Events Note 20 to the Consolidated Financial Statements" for further discussion). We anticipate that we will need to negotiate restructuring agreements and to secure waivers and amendments with certain of our secured lenders as a condition to confirming our Plan and consummating any Liquidity Transaction.

As of December 31, 2002, we had five multi-residence portfolios leased with various REITs not including the 25 residence sale/leaseback financing closed in Febraury 2003. These portfolios include an aggregate of 200 residences with a capacity of 8,715 beds. We have entered into restructuring agreements with respect to each of these lease portfolios. These restructurings included the amendment of certain lease covenants and terms and, in three lease facilities, the conversion of individual leases into single master leases. The cash rent due under one lease facility was modified through the application of various deposits held by the landlord to satisfy a portion of the cash rent obligation in the early years of the restructured master lease.

As of December 31, 2002, the Company's junior capital structure is comprised of unsecured debt of approximately $439.7 million and equity capitalization consisting of $6.1 million aggregate principal amount of 9.75% Series A Cumulative Convertible Preferred Stock due May 30, 2007 and 22.2 million shares of Common Stock. The principal components of the Company's unsecured indebtedness as of December 31, 2002 (amounts exclude accrued but unpaid interest) include:

i.     $11.0 million aggregate principal face amount of promissory notes issued in connection with the restructuring of certain joint venture arrangements (the "Unsecured Senior Notes") and $5.1 million of other unsecured notes (the "Unsecured Notes");

ii.     $252.4 million aggregate principal amount of 9.75% pay-in-kind convertible debentures due May 30, 2007 (the "PIK Debentures") issued in three separate series in 2000;

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

As a result of several notices of default received by the Company with respect to secured indebtedness that by its terms may be accelerated by the applicable lenders, neither we nor the applicable indenture trustees for the Subordinated Debentures are permitted by the subordination provisions of the indentures governing the respective Subordinated Debentures to make any payment or distribution on account of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures). As a result, we did not make cash interest payments on the Original Debentures in 2001, 2002 and January 2003 of $5.5 million, $11.0 million and $5.5 million, respectively. In the event that the Company is dissolved, liquidated or reorganized, all amounts due in payment of the Company's "senior indebtedness" must be paid or provided for before any payment may be made on account of the Subordinated Debentures. Accordingly, unless and until we are able to restructure our "senior indebtedness" obligations (including, without limitation, our several secured credit facilities) and resolve all pending defaults related to this indebtedness, we will not be permitted to make any interest or other payments to the holders of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures) or to restructure the Subordinated Debentures.

To the extent that the Company is not able to restructure its capital structure and is forced to liquidate, applicable principles of corporate law (specifically, the liquidation priority of debt over equity and the priority of preferred stock over common stock) and the subordination provisions governing the Subordinated Debentures would dictate that:

•      All of our obligations relating to our secured and unsecured loans, including the Unsecured Senior Notes ($11.0 million at December 31, 2002) and any deficiency claims (estimated at $81.4 million to $99.6 million at December 31, 2002 (disregarding the restructuring agreements described above)) relating to our secured loan facilities, would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Subordinated Debentures;

•      All obligations relating to the PIK Debentures ($252.4 million at December 31,2002) would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Original Debentures;

•      All obligations relating to the Original Debentures ($207.4 million including accrued and unpaid interest at December 31, 2002), as well as all other indebtedness of the Company, would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Series A Stock and Common Stock; and

•      All liquidation preferences related to our outstanding Series A Stock (approximately $6.1 million as of December 31, 2002) would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Common Stock.

In restructuring our junior capital structure, the relative rights in liquidation of our various junior capital constituencies will be a significant factor in determining the extent to which the claims and interests of these various constituencies will need to be modified, exchanged or entitled to any distribution of value as the Company is restructured.

Our Plan, filed with the Bankruptcy Court on March 27, 2003, contemplates that the Company will conduct a marketing process in order to solicit and identify the "highest and best" proposal for a Liquidity Transaction, which could involve a sale of equity securities in the reorganized Alterra through an Exit Equity Transaction or a sale of all or substantially all of the assets of Alterra, as a going concern, pursuant to an Asset Sale Transaction. In either case, management believes that the Liquidity Transaction will provide a fair valuation of the reorganized Alterra that will facilitate the completion of the reorganization and will provide a source of liquidity to make distributions of cash, securities or other property to the holders of various junior capital structure constituents, all to the extent that such holders are entitled to a distribution pursuant to applicable principals of bankruptcy law and the subordination provisions governing the Subordinated Debentures.

Given the uncertainty as to the outcome of our remaining restructuring negotiations with senior capital constituencies, and given the impact of operative subordination provisions and corporate and bankruptcy law doctrines governing the relative rights of holders of debt and equity interests in the Company, it is very difficult for us to predict what value, if any, various junior capital constituencies will receive in the restructured Alterra. While it is management's intention, to the extent practicable, to seek to restore value to our junior capital, no assurances may be given as to what value, if any, various junior capital constituencies will have in the restructured Company. Based on our current estimates of value, i appears that no distribution of value would be made to certain classes of unsecured debt or to any class of capital stock of the Company upon the conclusion of the Bankruptcy Case.

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

We have had buy-out or settlement negotiations with investors who currently have interests in an aggregate of 41 joint venture arrangements. As of December 31, 2002, 19 of those joint venture arrangements are associated with residences operating under lease or sublease agreements with the joint venture, while the lease or sublease agreements of the remaining 22 joint venture arrangements have been terminated. No assurance may be given as to whether these negotiations will result in an agreement which enables the Company to acquire 100% of these joint venture entities. If these negotiations fail, the Company's ability to restructure certain of its senior capital financing facilities may be adversely affected. If lenders or lessors providing financing to the Company with respect to residences operated by joint ventures seek to foreclose on their mortgages or to terminate their leases, and as a result joint venture entities have their right to operate such residences impaired, Alterra may be forced to defend damage claims asserted by certain of its joint venture partners.

As of December 2002, we entered into an agreement with one of our joint venture partners pursuant to which we have agreed to purchase all of the remaining joint venture interests not held by the Company in eight residences and to acquire promissory notes previously issued by the Company aggregating approximately $3.6 million in exchange for the issuance of a 5-year unsecured promissory note for $7.2 million from the reorganized Alterra upon confirmation of our plan or reorganization by the Bankruptcy Court. Accordingly, the consummation of this transaction will be contingent upon, among other things, a successful Chapter 11 reorganization of the Company and Bankruptcy Court approval.

As of December 31, 2002, our current portion of long-term debt and short-term notes payable totaled $808.9 million. These current maturities include $362.1 million of debt and lease obligations, $439.7 million of PIK Debentures and other Subordinated Debentures that are in default or pursuant to cross-default provisions may be declared in default and may be accelerated at the lender's election, and $7.1 million of short-term notes payable and borrowings. In 2003 our scheduled debt maturities include $51.2 million of secured debt and $136.7 million of indebtedness which has fully matured and is past due as of December 31, 2002.

To address our long-term liquidity and capital needs, including our upcoming debt maturities, we intend to (i) seek to identify and consummate a Liquidity Transaction in connection with confirming our Plan; (ii) continue our negotiations with our lenders, lessors, joint venture partners, and to seek to implement the Restructuring Plan and the Plan; (iii) continue to implement operating initiatives focused on overall rate and occupancy improvement and overhead reductions; (iv) dispose of under-performing and non-strategic residences in order to reduce associated financing costs, operating expenses and to generate cash; and (v) seek to identify sources of financing to refince pending and near term debt maturities. As our Restructuring Plan and the Plan are largely dependent upon our ability to implement negotiated consensual restructuring arrangements with our various capital structure constituencies, no assurances may be given as to whether we will be able to restructure the Company or to restore value to various of our capital structure constituencies.

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

We performed a sensitivity analysis that presents the hypothetical change in fair value of those financial instruments held by us at December 31, 2002 which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair value of the debt included in the analysis is $334.6 million. Although not expected, a one-percentage point change in the interest rates would have caused our annual interest expense to change by approximately $3.3 million. Accordingly, a significant increase in London Inter Bank Offered Rate ("LIBOR") could have a material adverse effect on our earnings.

Although a majority of the debt and lease payment obligations we have as of or during the twelve months ended December 31, 2002 are not subject to floating interest rates, indebtedness that we may incur in the future may bear interest at a floating rate.

We do not presently use financial derivative instruments to manage our interest costs. We do not use foreign currency exchange rate forward contracts or commodity contracts and do not have foreign currency exposure as of December 31, 2002.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Alterra Healthcare Corporation and Subsidiaries:

Independent Auditors' Report	41

Consolidated Balance Sheets as of December 31, 2002 and 2001	42

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000	43

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31,
2002, 2001 and 2000	44

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	45

Notes to the Consolidated Financial Statements	47-66

Independent Auditors' Report
The Board of Directors and Stockholders
Alterra Healthcare Corporation:

We have audited the accompanying consolidated balance sheets of Alterra Healthcare Corporation and Subsidiaries (the Corporation) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in notes 4 and 8, the Corporation adopted the provisions of Statement of Financial Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets, respectively, on January 1, 2002.The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As more fully described in note 1 to the consolidated financial statements, on January 22, 2003, the Corporation filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The uncertainties inherent in the bankruptcy process and the Corporation's recurring losses along with the violations of certain debt covenants and cross covenants violations as of December 31, 2002 and 2001 raise substantial doubt about the Corporation's ability to continue as a going concern. The Corporation is currently operating its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court, and continuation of the Corporation as a going concern is contingent upon, among other things, the confirmation of a plan of reorganization, the ability to comply with all debt covenants, the ability to generate sufficient cash from operations, and the ability to obtain financing sources to meet future obligations. If no reorganization plan is approved, it is possible that the Corporation may be liquidated. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

KPMG LLP
Chicago, Illinois
March 27, 2003

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
In thousands except share data)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$13,797	$19,996
Accounts receivable, net	10,253	10,539
Notes receivable, net	--	500
Assets held for sale	57,243	88,166
Other current assets	24,810	31,346
Total current assets	106,103	150,547
Property and equipment, net	492,125	727,416
Restricted cash and investments	2,188	3,312
Goodwill, net	35,515	104,915
Other assets;	35,219	52,010
Total assets	$671,150	$1,038,200

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current installments of long-term obligations, including convertible debt	$722,689	$977,651
Current debt maturities on assets held for sale	79,108	140,054
Short-term notes payable	7,144	10,753
Accounts payable	6,812	4,450
Accrued expenses	91,196	62,336
Guaranty liability	58,500	--
Deferred rent and refundable deposits	14,840	16,048
Total current liabilities	980,289	1,211,292
Long-term obligations, less current installments	171,510	82,752
Deferred gain on sale and other	2,147	5,593
Redeemable preferred stock	6,132	5,489
Stockholders' equity (deficit):
Preferred stock, 2,500,000 shares authorized; 1,550,000 and 1,250,000 of which have been designated at December 31, 2002 and 2001, respectively, none of which are outstanding	--	--
Common stock, $.01 par value; 100,000,000 shares authorized; of which 22,266,262 were issued and outstanding on both December 31, 2002 and 2001	221	221
Treasury stock, $.01 par value; 11,639 shares in 2002 and 2001	(163)	(163)
Additional paid-in capital	179,526	179,526
Accumulated deficit	(668,512)	(446,510)
Total stockholders' equity deficit	(488,928)	(266,926)
Total liabilities and stockholders' equity (deficit)	$671,150	$1,038,200

See accompanying notes to consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2002, 2001 and 2000
(In thousands, except per share data)
	2002	2001	2000
Revenue:
Resident service fees	$413,553	$427,259	$410,028
Other	3,162	6,152	13,615
Operating revenue	416,715	433,411	423,643

Operating expenses (income):
Residence operations	287,434	290,713	277,530
Lease expense	58,658	61,866	71,589
Gain on lease termination	(6,204)	--	--
Lease income	(13,755)	(21,336)	(28,222)
General and administrative	46,541	48,881	50,360
(Gain) loss on disposal	(22,914)	189,287	22,515
Depreciation and amortization	25,766	34,535	32,976
Impairment charge	4,773	--	--
Non-recurring charge	--	--	4,232
Total operating expenses	380,299	603,946	430,980
Operating income (loss)	36,416	(170,535)	(7,337)

Other (expense) income:
Interest expense, net	(50,556)	(62,029)	(58,083)
Amortization of financing costs	(4,967)	(9,786)	(8,595)
Gain on debt extinguishments	--	--	13,768
Convertible debt paid in kind ("PIK") interest	(25,824)	(24,303)	(12,483)
Equity in losses of unconsolidated affiliates	(4,856)	(14,338)	(12,763)
Minority interest in profits of consolidated subsidiaries	--	426	1,264
Goodwill impairment loss	(9,487)	--	--
Total other expense, net	(95,690)	(110,030)	(76,892)

Loss before income taxes, and the cumulative effect of a change in accounting principle	(59,274)	(280,565)	(84,229)

Income tax (expense) benefit	(100)	(120)	(25,100)

Loss from continuing operations before cumulative effect of a change in accounting principle	$(59,374)	$(280,685)	$(109,329)

Loss on discontinued operations (net of $5,196 of tax expense in 2000)	(116,762)	(19,242)	(8,477)
Cumulative effect of change in accounting principle	(45,866)	--	--

Net loss	$(222,002)	$(299,927)	$(117,806)

Basic loss per common share:
Loss from continuing operations before a change in accounting principle	$(2.67)	$(12.65)	$(4.95)
Loss on discontinued operations	(5.24)	(0.87)	(0.38)
Change in accounting principle	(2.06)	--	--
Basic loss per common share	$(9.97)	$(13.52)	$(5.33)

Diluted loss per share:
Loss from continuing operations before a change in accounting principle	$(2.67)	$(12.65)	$(4.95)
Loss on discontinued operations	(5.24)	(0.87)	(0.38)
Change in accounting principle	(2.06)	--	--
Diluted loss per common share	$(9.97)	$(13.52)	$(5.33)

Weighted average common shares outstanding:
Basic	22,266	22,192	22,108
Diluted	22,266	22,192	22,108
See accompanying notes to consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Years ended December 31, 2002, 2001 and 2000
(In thousands)
	Common Stock, Treasury Stock And Additional Paid-In Capital
	Shares Outstanding	Amounts	Accumulated Deficit	Total

Balances at December 31, 1999	22,100	$179,420	$(28,777)	$150,643

Shares issued - options exercised	10	22	--	222
Net loss	--	--	(117,806)	(117,806)
Balances at December 31, 2000	22,110	$179,442	$(146,583)	$32,859

Shares issued - options exercised	156	142	--	142
Net loss	--	--	(299,927)	(299,927)
Balances at December 31, 2001	22,266	$179,584	$(446,510)	$(266,926)

Net loss	--	--	(222,002)	(222,002)
Balances at December 31, 2002	22,266	$179,584	$(668,512)	$(488,928)

See accompanying notes to consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000
Cash flows from operating activities:
Net loss	$(222,002)	$(299,927)	$(117,806)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	25,766	34,535	32,976
PIK interest	25,824	24,303	12,483
Amortization of deferred financing costs	4,967	9,786	8,595
(Gain) loss on disposal	(22,914)	189,287	22,515
Impairment charges	14,260	--	--
Loss on discontinued operations	116,762	19,242	8,477
Gain on debt extinguishment	--	--	(13,768)
Cumulative effect of change in accounting principle	45,866	--	--
Deferred income taxes	100	120	25,100
Equity in net loss from investments in unconsolidated affiliates	4,856	14,338	12,763
(Increase) decrease in net resident receivable	(1,998)	350	(4,633)
Decrease (increase) in other current assets	6,057	7,176	(12,912)
Increase (decrease) in accounts payable	3,467	(12,723)	(231)
Increase in accrued expenses and deferred rent	12,165	4,161	8,653
Increase in past due interest and late fees	10,373	17,900	--
Decrease in accrued development reserve costs	--	(1,147)	(11,555)
Changes in other assets and liabilities, net	(2,672)	2,284	752
Net cash provided by (used in) operating activities	20,877	9,685	(28,591)

Cash flows (used in) from investing activities:
Payments for property, equipment and project development costs	(8,544)	(23,932)	(86,092)
Net proceeds from sale of property and equipment	60,280	73,926	2,217
Decrease (increase) in notes receivable, net of reserve	500	4,463	(9,349)
Acquisitions of facilities, net of cash	--	--	(20,896)
Changes in investments in and advances to unconsolidated affiliates	(159)	188	(4,126)
Purchase of joint venture partnership interests	(1,400)	(782)	(35,742)
Net cash provided by (used in) investing activities	50,677	53,863	(153,988)

Cash flows from financing activities:
(Repayments) proceeds of short-term borrowings	(3,609)	767	(19,228)
Repayments of long-term obligations	(111,314)	(99,050)	(106,980)
Proceeds from issuance of debt	--	5,491	127,432
Proceeds from issuance of convertible debt	--	--	197,926
Payments for financing costs	(2,655)	(1,068)	(18,427)
Proceeds from sale/leaseback transactions	39,825	26,458	--
Issuance of preferred stock, common stock and other capital contributions	--	142	4,568
Contributions by minority partners and minority stockholders	--	20	2,248
Net cash (used in) provided by financing activities	(77,753)	(67,240)	187,539

Net (decrease) increase in cash and cash equivalents	(6,199)	(3,692)	4,960

Cash and cash equivalents:
Beginning of year	19,996	23,688	18,728
End of year	$13,797	$19,996	$23,688

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$55,574	$89,887	$79,898
Cash refunded during year for income taxes	$(333)	$(50)	$(4,596)
Debt assumed	$--	$--	$48,887

Non cash items:
Synthetic lease assets consolidated	$--	$112,236	$--
Synthetic lease debt consolidation	$--	$119,726	$--

-45

Notes issued in exchange for joint venture interests	$1,000	$14,565	$--
Deconsolidated assets related to subsidiary stock transfer	$189,221	$--	$--
Deconsolidated liabilities related to subsidiary stock transfer	$174,534	$--	$--

See accompanying notes to consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(1)     Nature of Business and Summary of Significant Accounting Policies

(a)     Business

Alterra Healthcare Corporation (the "Company") develops, owns, and operates assisted living residences. As of December 31, 2002, the Company operated and managed 383 residences located throughout the United States with approximate capacity to accommodate 18,200 residents.

(b)     Going Concern

On January 22, 2003, in order to seek to facilitate and complete its on-going restructuring initiatives, the Company filed a voluntary petition for relief (the "Chapter 11 Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") to reorganize under Chapter 11 of the Bankruptcy Code. None of the Company's subsidiaries or affiliates are included in the Chapter 11 Filing. The Company remains in possession of its assets and properties and continues to operate its business as a "debtor-in-possession" ("DIP") under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. On March 18, 2003, upon application of the American Stock Exchange ("AMEX"), the Securities and Exchange Commission struck the Company's common stock and other securities from listing and registration on the AMEX.

In conjunction with its Chapter 11 Filing, the Company secured a $15.0 million debtor-in-possession ("DIP") credit facility from affiliates of certain principal holders of the Company's pay-in-kind securities issued in the summer of 2000. The Bankruptcy Court issued an order approving the borrowing up to $6.5 million under the DIP credit facility on an interim basis on January 24, 2003. Additional borrowings under the DIP credit facility will require further approval of the Bankruptcy Court.

On February 4, 2003, the Office of the U.S. Trustee for the District of Delaware appointed an official committee of unsecured creditors in our Bankruptcy Case (the "Creditors Committee").

Going forward, the Company will report its financial statements on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Accordingly, all pre-petition liabilities subject to compromise will be segregated in the Consolidated Balance Sheets and classified as Liabilities subject to compromise, at the estimated amount of allowable claim. Liabilities not subject to compromise are separately classified as current and non-current. Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization items. Cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows.

Based on the Company's Chapter 11 Filing, the following liabilities at December 31, 2002 are deemed to be subject to compromise in accordance with SOP 90-7, on a proforma basis (in thousands):

Accounts payable	$6,812
General liability insurance reserve	20,098
Reserve for loss on joint venture settlement	9,407
Accrued interest on convertible debt	22,371
Guaranty liability	58,500
Notes payable	13,000
PIK debentures	252,429
Convertible debt	187,248
Redeemable preferred stock	6,132

Proforma liabilities subject to compromise	$575,997

(c)      Principles of Consolidation

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

(e)      Recent Accounting Pronouncements

 In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations (SFAS No. 143)." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company adopted SFAS No. 145 and accordingly a gain of $6 million was recognized in discontinued operations consistent with the operations of the related assets.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, the Company will apply the provisions of SFAS No. 146 prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements and interim annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interest in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company believes it is reasonably possible that its unconsolidated joint ventures will be deemed Variable Interest Entities; however this is not expected to have a material impact on the consolidated financial statements.

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

Goodwill represents the costs of acquired net assets in excess of their fair market values and is not subject to amortization. The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

Under the transitional provisions of SFAS No. 142, the Company identified its reporting units and performed impairment tests on the net goodwill associated with each of these reporting units. The fair value of the owned reporting units was determined by estimating the terminal value of the future cash flows. The fair value of the leased reporting units was determined by estimating the present value of the cash flows for the life of the lease. Based on this impairment testing, the Company recorded an impairment loss of $54.7 million in the first quarter of 2002, of which $8.8 million is associated and reported with those residences classified as discontinued operations. The impairment loss has been recorded as a cumulative effect of change in accounting principle and as loss on discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2002. As of December 31, 2002, the Company performed its annual impairment test required by the provisions of SFAS No. 142 in which an additional impairment loss of $9.5 million was identified based on revised cash flow projections. The $9.5 million annual impairment loss has been recorded in other expenses in the accompanying consolidated statements of operations for the year ended December 31, 2002.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 13 to 40 years.

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

(k)     Revenue

Revenue, which is recorded when services are rendered, consists primarily of resident service fees that are reported at net realizable amounts. Other revenue consists of the following components (in thousands):

	2002	2001	2000
Management fees	$2,601	$4,869	$10,826
Franchise fees	--	243	1,878
Development fees	--	--	428
Miscellaneous fees	561	1,040	483
Total other revenue	$3,162	$6,152	$13,615

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

Miscellaneous fees include beauty shop and hospice rent revenue, incontinence care program revenue and vending machine revenue.

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

(m)     Net Loss Per Common Share

The Company presents both basic and diluted earnings per share, where applicable. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company. Common stock equivalents were anti-dilutive in 2002, 2001 and 2000, accordingly, basic and diluted loss per share amounts were the same.

(n)     Stock Option Plan

For financial reporting purposes, the Company applies the intrinsic value method of APB Opinion No. 25 in accounting for stock options and, accordingly, compensation cost has been recognized only for stock options granted below fair market value. Had the Company determined compensation cost based on the fair value method prescribed by SFAS No. 123 for stock options granted in 2002, 2001 and 2000, its net loss and net loss per share would have been increased to the pro forma amounts indicated below, (in thousands, except per share data):

	Net Loss
	2002	2001	2000
As reported	$(222,002)	$(299,927)	$(117,806)
Deduct: Total Stock-based employee compensation expense determined under fair values based method	(40)	(40)	(147)
Pro forma	$(222,042)	$(299,967)	$(117,953)

Net loss per share:
As reported	$(9.97)	$(13.52)	$(5.33)
Pro forma	$(9.97)	$(13.52)	$(5.33)

(o)     Reclassifications

Certain reclassifications have been made to the 2001 and 2000 financial statements to conform with the 2002 presentation.

 (2)      Joint Venture Activity

The Company completed the following joint venture settlements during 2001:

•      In October 2001 the Company closed on the buyout of joint venture partner interests in 15 residences with an aggregate capacity of 643 residents in connection with a modification and settlement agreement with one investor group. The Company issued $2.6 million of notes in consideration for the acquired interests and amended the terms of its joint venture arrangement with respect to the ten residences still operated in a joint venture with this investor group.

•      In December 2001 the Company terminated its joint venture with Pioneer Development Company by exchanging ownership interests in 12 joint venture (556 resident capacity) entities jointly owned with this group, resulting in the Company and Pioneer each acquiring sole ownership in six of these residences. The Company received $1.6 million in cash and a $500,000 note for a net payment related to its joint venture interests.

•      In December 2001 the Company terminated its joint venture with Manor Care, Inc. relating to 13 residences in connection with consummating a global settlement of various pending litigations and arbitration proceedings between the Company and Manor Care and its affiliates. In addition, the Company was released of its joint debt guarantee associated with a $57.7 million revolving line of credit. The Company issued $12.0 million in notes in exchange for the release of its debt guarantee, the termination of the joint venture interests, and the settlement of all pending litigation and arbitration proceedings with Manor Care.

The Company completed the following joint venture settlements during 2002:

•      In January 2002 the Company closed on the buyout of joint venture partner interests in one residence with an aggregate capacity of 42 residents in connection with a modification and settlement agreement with one investor group. The Company paid $600,000 in consideration for their acquired interests.

•      In October 2002 the Company closed on the buyout of joint venture partner interests in one residence with an aggregate capacity of 40 residents. In consideration for the acquired interests the Company paid $800,000 in cash and issued a $1.0 million note.

(3)     Notes Receivable

As of December 31, 2001, the notes receivable balance consists of a short-term note bearing interest at 9.0%, payable by Pioneer Development Company in 2002 as part of the joint venture termination settlement entered into during December 2001. The balance of this note receivable was paid in full during 2002.

(4)      Assets Held for Sale and Other Current Assets

(a)      Assets Held for Sale

The Company has adopted plans to dispose of or terminate leases on 136 residences with an aggregate capacity of 6,150 residents and 33 parcels of land. Residences included in the disposition plan were identified based on an assessment of a variety of factors, including geographic location, residence size, operating performance and lender negotiations. As of December 31, 2002, 105 residences representing 4,692 resident capacity have either been sold or transferred to a new lessee. In addition, the Company sold 21 land parcels and transitioned ownership of 3 residences through deed-in-lieu foreclosure transactions. As of December 31, 2002, approximately $58.9 million is reserved for losses relating to future asset sales or lease terminations.

In accordance with the SFAS No.121 and SFAS No. 144 the Company has recorded an impairment loss on its properties to be held for sale whenever their carrying value cannot be fully recovered through the estimated cashflows including net sale proceeds. The amount of the impairment loss to be recognized is the difference between the residence's carrying value and the residence's estimated fair value less costs to sell. The Company's policy is to consider a residence to be held for sale or disposition when the Company has committed to a plan to sell such residence and active marketing activity has commenced or it is expected to commence in the near term. In accordance with SFAS No. 121, during the year ended December 31, 2001, the Company recorded a net loss of $189.3 million to reflect the assets held for sale at the lower of their carrying value or estimated fair value less costs to sell and to write off the carrying value of assets related to terminated residence leases or asset dispositions. In accordance with SFAS No. 144, during the year ended December 31, 2002, the Company recognized an impairment loss of $12.9 million and reclassified as held for sale 19 residences included as part of executed deed in lieu restructuring agreements and six leased residences with pending sales. Also in accordance with SFAS No. 144, the impairment loss and revenues and expenses of these residences have been recorded as discontinued operations for the year ended December 31, 2002. Assets held for sale is principally comprised of net property and equipment, goodwill and the corresponding mortgage liability. We expect to sell these residences and land parcels in the next six to twelve months.

The following table represents condensed operating information (in thousands) included in the loss on discontinued operations in accordance with SFAS No. 144 of the Consolidated Statements of Operations of the Company:

	2002	2001	2000

Loss from operations	$(8,559)	$(19,242)	$(8,477)
FAS 144 impairment loss	(12,942)	--	--
Guaranty liability	(58,500)	--	--
Net asset write off of former subsidiary	(24,060)	--	--
Gain on debt extinguishment	5,954	--	--
Loss on disposal	(9,826)
Cumulative effect of change in accounting principle	(8,829)	--	--
Loss on discontinued operations	$(116,762)	$(19,242)	$(8,477)

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

The following table represents condensed operating information related to the 86 operating residences which have been sold, are held for sale, or had leases terminated as of December 31, 2002, and are included in the loss from continuing operations of the Consolidated Statements of Operations of the Company. These residences do not qualify for discontinued operations treatment as they fall under the provisions of SFAS No. 121. In some cases, based on the timing of the asset disposal or lease termination, results may not be comparable (in thousands).

	2002	2001	2000

Revenue	$30,473	$58,663	$65,888
Residence operations expense	26,489	48,804	54,798
Lease expense	735	4,049	8,122
Interest expense	4,618	10,554	11,246
Depreciation and amortization expense	1,164	6,665	5,857
Loss before taxes	$(2,533)	$(11,409)	$(14,135)

(b)      Other Current Assets

Other current assets are comprised of the following at December 31 (in thousands):

	2002	2000

Restricted cash	$9,162	$12,920
Supply inventory	8,885	10,157
Prepaid expenses	4,832	5,479
Other current assets	1,931	2,790
Total other current assets	$24,810	$31,346

 (5)     Property and Equipment

     A summary of property and equipment at December 31 follows (in thousands):

	2002	2001
Land and improvements	$61,490	$65,660
Buildings and leasehold improvements	444,880	659,955
Furniture, fixtures, and equipment	88,457	88,271
Total property and equipment	594,827	813,886
Less accumulated depreciation	(102,702)	(86,470)
Property and equipment, net	$492,125	$727,416

At December 31, 2002 and 2001, property and equipment includes $88.3 million and $205.7 million, respectively, of buildings and improvements held under capital and financing leases. The related accumulated amortization totaled $8.7 million and $10.0 million at December 31, 2002 and 2001, respectively.

Interest is capitalized in connection with the construction of residences and is amortized over the estimated useful lives of the residences. As a result of our decision to reduce development activity in 2001, no interest was capitalized during the period ended December 31, 2002. Interest capitalized in 2001 and 2000 was approximately $1.9 million and $3.9 million, respectively.

  Unconsolidated Affiliates and Managed Residences

The Company manages certain residences operated by joint ventures in which it either has no ownership or a minority ownership position, typically less than 10%. The Company also manages certain other residences, including 26 residences managed as a result of the transfer of title to all the stock of its subsidiary to a third party during the year. As of December 31, 2002, the Company owned minority equity interests in entities owning or leasing (and also managed) 18 residences and managed 29 other residences. As of December 31, 2001, the Company owned minority interests in entities owning or leasing (and also managed) 42 residences and managed six other residences. Substantially, all the earnings of these unconsolidated residences are included in the Statements of Operations. Included in other assets of the Company's balance sheet are net investment in and advances to affiliates of $1.7 million and $1.6 million as of December 31, 2002 and 2001, respectively.

The results of operations of these unconsolidated and managed residences for 2002, 2001 and 2000 are as follows (in thousands):

	2002	2001	2000
Residence service fees	$82,223	$77,874	$86,147
Residence operation expenses	62,155	58,514	76,577
Residence profit	20,068	19,360	9,570
Management fee expense	2,601	4,869	11,309
Financing expense;	29,725	30,758	43,692
Income (loss) before tax	$(12,258)	$(16,267)	$(45,431)

Financing expense on these residences includes $13.8 million, $21.3 million, and $28.2 million of lease and mortgage expense in 2002, 2001, and 2000, respectively, which represents lease income to the Company from these residences. The Company retains ownership in the underlying assets and then leases the assets to the unconsolidated and managed affiliates. Both the underlying assets and the associated mortgage liability is reported in the Company's balance sheet.

  Restricted Cash and Investments

  Restricted cash and investments consist of debt service reserves with interest rates ranging from 1% to 3% and maturities ranging from one to twelve months.

  Goodwill

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," having a required effective date for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 effective January 1, 2002.

In accordance with SFAS No. 142, the effect of this accounting change is applied prospectively. Amortization expense related to goodwill and other intangible assets was $6.2 million for the year ended December 31, 2001. Supplemental comparative disclosure as if the change had been retroactively applied to the prior period is as follows (in thousands, except per share amounts):

	For the Years Ended December 31,
	2002	2001	2000
Reported net loss from continuing operations before cumulative effect of change in accounting principle	$(59,374)	$(280,685)	$(109,329)
Add: Goodwill amortization	--	6,188	5,150

Adjusted net loss from continuing operations before cumulative effect of change in accounting principle	$(59,374)	$(274,497)	$(104,179)

Basic and diluted earnings per share:

Reported net loss per share from continuing operations before cumulative effect of change in accounting principle	$(2.67)	$(12.65)	$(4.95)
Goodwill amortization - per share	--	0.28	0.23
Adjusted basic and diluted net loss per share from continuing operations before cumulative effect of change in accounting principle	$(2.67)	$(12.37)	$(4.72)

Under the transitional provisions of SFAS No. 142, the Company identified its reporting units and performed impairment tests on the net goodwill associated with each of these reporting units. The fair value of the owned reporting units was determined by estimating the terminal value of the future cash flows. The fair value of the leased reporting units was determined by estimating the present value of the cash flows for the life of the lease. Based on this impairment testing, the Company recorded an impairment loss of $54.7 million in the first quarter of 2002, of which $8.8 million ($0.40 per share impact) is associated and reported with those residences classified as discontinued operations. The impairment loss has been recorded as a cumulative effect of change in accounting principle and in discontinued operations for the year ended December 31, 2002. As of December 31, 2002, the Company performed its annual impairment test required under the provisions of SFAS No. 142 in which an additional impairment loss of $9.5 million was identified based on revised cash flow projections. The $9.5 million annual impairment loss has been recorded in other expenses in the accompanying consolidated statements of operations for the year ended December 31, 2002. The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

Balance as of January 1, 2002	$104,915
Transition impairment loss	(54,695)
Annual impairment loss	(9,487)
Asset dispositions and transfers to assets held for sale	(5,218)

Balance as of December 31, 2002	$35,515

  Other Assets

     Other assets are comprised of the following at December 31 (in thousands):

	2002	2001
Deferred financing costs, net	$18,710	$35,081
Lease security deposits	7,443	7,266
Deposits and other	9,066	9,663
Total other assets	$35,219	$52,010

  Long-term Debt, Capital Leases, Redeemable Preferred Stock, and Financing Obligations

Long-term debt, capital leases, and financing obligations consist of the following at December 31 (in thousands):

	2002	2001
5.25% convertible subordinated debentures due December 15, 2002, originally callable by the Company on or after December 31, 2000	$112,043	$112,043

7.00% convertible subordinated debentures due June 1, 2004, originally callable by the Company on or after June 15, 2000	40,355	40,355

6.75% convertible subordinated debentures due June 30, 2006, originally callable by the Company on or after July 15, 2000	34,850	34,850

9.75% Series A convertible debentures due May 31, 2007, originally callable by the Company on or after May 31, 2003	42,500	42,500

9.75% Series B convertible debentures due May 31, 2007, originally callable by the Company on or after May 31, 2003	155,167	137,221

9.75% Series C convertible debentures due May 31, 2007, originally callable by the Company on or after May 31, 2003	54,762	49,795

Total convertible debt	$439,677	$416,764

Mortgages payable, due from 2003 through 2037; weighted average interest rate of 7.29%	$131,719	$27,535

Capital and financing lease obligation payable through 2020; weighted average interest rate of 10.98%	76,967	37,140

Serial and term revenue bonds maturing serially from 2003 through 2013; interest rate of 8.0%	3,405	3,645

Notes payable through 2007; weighted average interest rate of 8.62%	15,286	14,432

Capital leases, financing obligations and mortgage payable in default and subject to acceleration; interest rates from 4.35% to 8.0%	306,253	700,941
Total long-term obligations	973,307	1,200,457
Less current installments and debt maturities on assets held for sale	801,797	1,117,705
Total long-term obligations, less current installments	$171,510	$82,752

As of December 31, 2002 and 2001, the Company was in violation of various covenants with several of its credit facilities. In addition, in order to conserve its liquidity, the Company did not make certain 2002 and 2001 debt service and lease payments. As the Company's principal credit, lease and other financing facilities are cross-defaulted to a material default occurring under other credit, lease or financing facilities, a payment default by the Company under one such facility results in the Company being in default under other such facilities. Obligations in the amount of $306.2 million are currently classified as current liabilities because the applicable lenders have the right to accelerate their loans due to the existence of a default.

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

Series A Stock. 1,250,000 shares of the Series A Stock were sold for the stated value, $4.00 per share, representing aggregate proceeds of $5 million. The holders of the Series A Stock are entitled to cumulative PIK dividends at the rate of 9.75% of the stated value, payable semiannually on January 1 and July 1 of each year commencing on January 1, 2001. If at any time the Company's Common Stock is not listed or admitted to trading on a national exchange, the dividend rate increases to 12.25%. The Series A Stock ranks senior to the Company's Common Stock with respect to dividend rights and rights on liquidation, winding up or dissolution. Specifically, no dividend or distribution may be made to the holders of the Common Stock, and no Common Stock may be repurchased or redeemed by the Company, unless all accrued and unpaid dividends on shares of Series A Stock have been paid. The Series A Stock is entitled to receive, in the event of liquidation of the Company, an amount in cash equal to the stated value of the Series A Stock for each share outstanding, plus an amount in cash equal to the accrued but unpaid dividends thereon to the date of liquidation, before any payment may be made to the holders of the Common Stock. The Series A Stock was originally redeemable at the Company's option commencing on May 31, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The then outstanding shares of Series A Stock must be redeemed by the Company at stated value, plus all accrued but unpaid dividends, upon the earlier of (i) May 31, 2007 or (ii) the date of redemption by the Company of the Series A and B convertible pay-in-kind debentures. The holders of the convertible preferred shares may convert at any time into shares of Common Stock of the Company. The effective conversion price is $2.83 per share as of December 31, 2002. The holders of the Series A Stock are entitled to vote on all matters voted on by the holders of Common Stock, other than the election of directors. However, the holders of the Series A Stock are also entitled to elect, as a class, four of nine members of the Company's Board of Directors. As of December 31, 2002, the $6.1 million principal balance includes $1.2 million of accrued but undeclared PIK dividends relating to the dividend payment dates in 2001, 2002 and January 1, 2003.

Series A Debentures. The $42.5 million original aggregate principal amount of 9.75% Series A convertible pay-in-kind debentures due May 31, 2007 bear PIK interest at 9.75% per annum payable semi-annually in the form of additional Series B debentures on January 1 and July 1 of each year, commencing on January 1, 2001. The Series A convertible debentures were redeemable at the Company's option commencing on May 31, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series A convertible debentures may convert at any time into shares of Common Stock of the Company, at the initial conversion price of $4.00 per share (effective conversion price of $2.83 per share at December 31, 2002, due to the operation of applicable anti-dilution provisions).

Series B Debentures. The $112.6 million original aggregate principal amount of 9.75% Series B convertible pay-in-kind debentures due May 31, 2007 bear PIK interest at 9.75% per annum payable semi-annually in the form of additional Series B debentures on January 1 and July 1 of each year, commencing January 1, 2001. The Series B convertible debentures were redeemable at the Company's option commencing on May 31, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series B convertible debentures may convert at any time, at an initial conversion price of $400.00 per share (effective conversion price of $283.00 per share at December 31, 2002, due to the operation of applicable anti-dilution provisions), into non-voting Series B preferred shares, each share of which has rights (other than voting rights) substantially similar to 100 shares of Common Stock of the Company.

Series C Debentures. The $42.8 million original aggregate principal amount of 9.75% Series C convertible pay-in-kind debentures due May 31, 2007 bear PIK interest at 9.75% per annum payable semi-annually in the form of additional Series C debentures on January 1 and July 1 of each year, commencing on January 1, 2001. The Series C convertible debentures were redeemable at the Company's option commencing on May 31, 2003, if the Company's Common Stock trades at an average price of at least $8.00 per share for the preceding 30 trading day period. The holders of the Series C convertible debentures may convert at any time into shares of the Common Stock of the Company, at the initial conversion price of $4.00 per share (effective conversion price of $2.83 per share at December 31, 2002, due to the operation of applicable anti-dilution provisions).

Principal payments on long-term debt, capital leases, and financing obligations for the next five years and thereafter are as follows (in thousands):

2003	$801,797
2004	86,471
2005	475
2006	12,515
2007	5,095
Thereafter	66,954
Total long-term debt, capital leases, and financing obligations	$973,307

The 2003 principal payment obligations include obligations classified as current liabilities because the applicable lenders have the right to accelerate their loans due to the existence of default, and $136.7 million of indebtedness that has matured and is past due as of December 31, 2002.

(11)     Short-term Notes Payable

In March 2001, the Company obtained a $7.5 million Bridge Loan that had an initial six-month term, is secured by first mortgages on several residences, and originally bore interest at an escalating interest rate, commencing at 10% per annum. At the Company's election, the Bridge Loan was extended by an additional six months whereupon the Bridge Loan became convertible into convertible subordinated debentures of the Company having rights and terms substantially similar to the Series B 9.75% pay-in-kind convertible debentures, but having a conversion price equal to $75 per share of Series B preferred stock (a Common Stock equivalent price of $0.75 per share). The bridge lenders also are entitled to participate in any transaction involving the issuance by the Company of equity or equity-linked securities during the term of the Bridge Loan. Effective March 1, 2002, the Company entered into an amendment with the bridge lenders that fixed the interest rate on the Bridge Loan at 9.0% per annum and extended the maturity date for the Bridge Loan to January 5, 2003. As of December 31, 2002 and 2001, the Bridge Loan had an outstanding balance of $4.2 million and $6.0 million, respectively.

In addition, as of December 31, 2002 and 2001, short-term notes payable consists of $2.9 million and $4.8 million, respectively, outstanding line of credit bearing interest at 4.25% and 5.75%, respectively.

(12)     Accrued Expenses

     Accrued expenses are comprised of the following at December 31 (in thousands):

	2002	2001
Accrued salaries and wages	$13,520	$10,190
Accrued interest	30,440	21,744
General liability insurance reserve	20,098	9,526
Accrued property taxes	6,373	7,859
Accrued vacation	4,751	5,813
Reserve for loss on joint venture settlement	9,407	--
Other	6,607	7,204
Total accrued expenses	$91,196	$62,336

During 2001 the Company implemented a self-insurance program related to liability coverage. The reserve as of December 31, 2002 and 2001 is based on estimates of the magnitude of the expected losses.

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

(14)     Stock Option Plan

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

At December 31, 2002, 1,371,460 shares were available for grant under the 1995 Plan. There were no options granted during 2002. The per share weighted-average exercise price of stock options granted during 2001 was $1.31 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumption: expected dividend yield 0.0%, risk-free interest rate of 5.0%, expected volatility of 50% for 2001 and 2000 grants and an expected life of seven years.

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

      Stock option activity during the periods indicated is as follows:

	Number of Shares	Wtd.-Avg. Exercise Price
Balance at December 31, 2000	965,187	$12.65
Granted	1,000,000	1.31
Exercised	--	0.00
Forfeited	267,170	14.06
Balance at December 31, 2001	1,698,017	$5.75
Granted	--	0.00
Exercised	--	0.00
Forfeited	569,477	1.31
Balance at December 31, 2002	1,128,540	$7.04

Stock options outstanding at December 31, 2002 are as follows:

Range of exercise prices	Number Outstanding 12/31/02	Average Remaining Contractual Life	Wtd.-Avg. Exercise Price	Number Exercisable at 12/31/02	Wtd.-Avg. Exercise Price
$0.09 - 1.40	501,229	6.0	$1.31	167,896	$1.30
$1.40- 8.69	354,313	4.2	5.80	324,249	5.81
$8.70- 17.94	55,807	4.4	15.66	55,807	15.66
$17.95- 20.81	190,895	6.0	18.80	189,517	18.81
$20.82- 29.56	26,296	5.3	29.34	26,296	29.34
Total:	1,128,540	5.2	$7.04	763,765	$9.57

(15)     Income Taxes

The components of the provision for income taxes for the years ended December 31 are as follows (in thousands):

	2002	2001	2000
Income tax expense (benefit):
Current:
Federal	$--	$--	$--
State	100	120	573
Total current	100	120	573

Deferred:
Federal	--	--	20,011
State	--	--	2,516
Total deferred	--	--	24,527
Total	$100	$120	$25,100

      Deferred tax assets and liabilities consist of the following at December 31 (in thousands):

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$163,566	$116,712
Development write-off	2,250	7,990
Deferred gain sale/leaseback	--	2,337
Building reserve	27,352	58,649
Accrued expenses	12,593	8,348
Investment in consolidated affiliates	1,017	1,017
Loss contingency	22,815	--
Other	741	1,096
Total deferred tax assets	230,334	196,149
Less valuation allowance	(218,899)	(161,447)
Deferred tax assets, net of valuation allowance	$11,435	$34,702

Deferred tax liabilities:
Acquisition basis	1,715	1,715
Depreciation	4,550	32,987
Deferred gain on sale/leaseback	5,170	--
Deferred tax liabilities	$11,435	$34,702

The valuation allowance for deferred tax assets as of December 31, 2002 and 2001 was $218.9 million and $161.4, respectively. During 2000, a valuation allowance was established because the Company was uncertain that such deferred tax assets in excess of the applicable reversing deferred tax liabilities would be realized in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The effective tax rate on income before income taxes varies from the statutory Federal income tax rate as follows:
	2002	2001	2000
Statutory rate	35.0%	35.0%	35.0%
State taxes, net	4.0%	4.0%	4.0%
Valuation allowance	(25.9)	(36.1)	(63.0)
PIK interest	(4.1)	(2.8)	(5.1)
Stock transfer	(7.1)	--	--
Other	(1.9)	(0.1)	(0.7)
	0.0%	0.0%	(29.8)%

The Company has approximately $419.4 million of tax net operating loss carryforwards at December 31, 2002. Any unused net operating loss carryforwards will expire commencing in the year 2007 through 2022. The utilization of net operating loss carryforwards may be further limited as to future use due to the change in control provisions in the Internal Revenue Code which may become operative in a liquidity transaction or through the implementation of the Plan. In addition, the Company has alternative minimum tax credit carryforwards of approximately $136,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

(16)     Disclosures About Fair Value of Financial Instruments

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

The carrying amount of mortgage notes payable and financing obligations approximates fair value because the stated interest rates approximate fair value.

The fair value of the Company's convertible debentures is estimated based on quoted market prices. At December 31, 2002, the Company's convertible debentures had a book value of $187.3 million. At December 31, 2002, there is not a meaningful market for these bonds.

(17)     Commitments and Contingencies

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

As of December 31, 2002, we had five multi-residence portfolios leased from various REITs. These portfolios include an aggregate of 200 residences with an aggregate capacity of 8,715 beds. We have entered into restructuring agreements with respect to each of these five leased portfolios. These restructurings included the amendment of certain lease covenants and terms and, in three lease facilities, the conversion of individual leases into single master leases. The cash rent due under one lease facility was modified through the application of various deposits held by the landlord to satisfy a portion of the cash rent obligation in the early years of the restructured master lease.

During 2002, the Company completed sale/leaseback transactions accounted for as a financing of 12 residences with REITs for an aggregate purchase price of $40.6 million. The proceeds of this refinancing were used principally to retire mortgage loan and accrued interest obligations.

The Company is required by certain REITs to obtain a letter of credit as collateral for leased residences. Outstanding letters of credit at December 31, 2002 and 2001 were $3.5 million.

In addition to leased residences, the Company leases certain office space and equipment under noncancelable operating leases that expire at various times through 2004. Rental expense on all such operating leases, including residences, for the years ended December 31, 2002, 2001, and 2000 was $58.7 million, $61.9 million and $71.6 million, respectively.

Future minimum lease payments for the next five years and thereafter under noncancelable leases at December 31, 2002, are as follows (in thousands):

	Capital	Operating
2003	$8,506	$62,338
2004	19,013	63,769
2005	7,248	64,844
2006	7,248	66,432
2007	7,248	68,053
Thereafter	143,927	223,746
Total minimum lease payment	193,190	$549,182
Less amount representing interest	116,223
Long-term capital lease obligations	$76,967

As of December 31, 2002 and 2001, the Company was in violation of various covenants with several of its credit facilities. In addition, in order to conserve its liquidity, the Company did not make certain 2001 and 2002 debt service and lease payments. As the Company's principal credit, lease and other financing facilities are cross-defaulted to a material default occurring under other credit, lease or financing facilities, a payment default by the Company under one such facility results in the Company being in default under other such facilities. Obligations in the amount of $306.3 million are currently classified as current liabilities because the applicable lenders have the right to accelerate their loans due to the existence of a pending default.

The Company has an option under most of its joint venture arrangements to purchase the equity interests of its joint venture partners based upon agreed upon terms and conditions (call option). If the Company elects not to exercise this option, the joint venture partner can require the Company to buy out the joint venture partner's equity interest at the current fair market value (put option). Based on a number of assumptions, including assumptions as to the time at which such options will be exercised and the fair market value of such residences at the date such options are exercised, the Company estimates that it will not require more than $10.0 million to satisfy these purchase obligations during 2003.

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

The Company elected not to fund certain debt service and lease payment obligations due during 2001 and 2002 without the consent of the applicable lender or lessor. Through additional payments, prepayments associated with asset sales and application of escrowed amounts, as of December 31, 2002, the Company had $5.1 million of delinquent outstanding scheduled debt service to lenders or lessors who hold mortgages on, or from whom the Company leases, 36 residences in the aggregate (1,564 resident capacity). The Company has received a written notice of acceleration from lenders with respect to indebtedness aggregating $52.2 million. In addition, indebtedness of approximately $136.7 million has fully matured and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. The Company is also in default under various financial and other covenants contained in certain credit and lease arrangements. The Company has received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 resident capacity) and other lenders have elected to apply deposits and reserve funds held by such lenders against the past due payments. Five lenders have activated or are in the process of activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders, either pursuant to arrangements set forth in the applicable loan documents or as subsequently negotiated with the Company. The Company is also in litigation with a former lessor with respect to their damage claim associated with the early termination of their 11 residence lease portfolio.

The Company's convertible debentures include subordination provisions that prohibit the Company from making interest payments to the debenture holders (other than payment-in-kind coupon payments) after the occurrence of payment defaults on the Company's senior indebtedness. As such, the Company defaulted in making coupon payments on its 5.25%, 6.75% and 7.00% convertible subordinated debentures aggregating approximately $5.5 million, $11.0 million and $5.5 million in 2001, 2002 and January 2003, respectively.

See Note (1) (b) for information regarding the Company's Bankruptcy Case.

  Earnings Per Common Share

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):
	Years Ended December 31,
	2002	2001	2000
Numerator:
Numerator for basic earnings per share-net loss	$(222,002)	$(299,927)	$(117,806)
Numerator for diluted earnings per share-net loss	$(222,002)	$(299,927)	$(117,806)

Denominator:
Denominator for basic earnings per share-weighted average shares	22,266	22,192	22,108

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	22,266	22,192	22,108

Basic loss per common share	$(9.97)	$(13.52)	$(5.33)

Diluted loss per common share	$(9.97)	$(13.52)	$(5.33)

  Impairment Charge

  The Company recognized an impairment charge of $4.8 million in accordance with SFAS No. 144 for the year ended December 31, 2002. This impairment charge was identified based on the difference between an asset's carrying amount and fair value, where the fair value was determined by estimating the discounted future cash flows including residual value to be derived from the properties. The carrying values of the assets were reduced to the estimated fair market value, with the associated charge recognized in the Statements of Operations.

  Subsequent Events

In January 2003, the Company entered into agreements with one significantly impaired lender group pursuant to which: (i) the Company has agreed to manage 26 residences on an interim basis without a management fee, and to cooperate in transitioning management to any successor manager appointed by the credit participants, and (ii) the Company is entitled to be released of its guaranty and other principal obligations (with the exception of certain environmental indemnities) under this financing structure upon the satisfaction of certain conditions, including the payment of $5.7 million of fees to the credit participants on or prior to the confirmation of a plan of reorganization in our Bankruptcy Case.

In conjunction with our Chapter 11 Filing, in January 2003 we secured a $15 million DIP credit facility from affiliates of certain principal holders of the Company's pay-in-kind securities issued in the summer of 2000. The Bankruptcy Court issued an order approving our borrowing up to $6.5 million under the DIP credit facility on an interim basis on January 24, 2003. Additional borrowings under the DIP credit facility will require further approval of the Bankruptcy Court.

On February 28, 2003, the Company closed on a $67.9 million sale leaseback and mortgage financing with a new REIT. This financing includes 24 residences with resident capacity of 1,096 beds located in 12 states. The proceeds from this transaction were primarily used to refinance maturing debt and acquire 49% of a joint venture interest.

      Supplementary Financial Information

Quarterly Information (Unaudited)
(In thousands, except per share data)

	12/31	9/30	6/30	3/31
2002
Operating revenues	$104,593	$102,505	$104,070	$105,547
Operating (loss) income	(6,899)	13,691	17,831	11,793
Net loss	(51,369)	(5,906)	(90,229)	(74,498)
Basic (loss) per share	$(2.31)	$(0.27)	$(4.05)	$(3.34)
Diluted (loss) per share	$(2.31)	$(0.27)	$(4.05)	$(3.34)

2001
Operating revenues	$108,218	$106,845	$108,177	$110,171
Operating income (loss)	1,594	(8,910)	(157,947)	(5,272)
Net loss	(27,271)	(42,804)	(192,230)	(37,622)
Basic loss per share	$(1.23)	$(1.94)	$(8.69)	$(1.70)
Diluted loss per share	$(1.23)	$(1.94)	$(8.69)	$(1.70)

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

Gene E. Burleson	62	Chairman of the Board and Director

William E. Colson	61	Director

Ronald G. Geary	55	Director

Robert Haveman	55	Director

William G. Petty, Jr.	57	Director

Patrick F. Kennedy	51	Director, Chief Executive Officer and President

Chet H. Bradeen	58	Senior Vice President of Operations

Mark W. Ohlendorf	43	Senior Vice President, Chief Financial Officer, and Secretary

      Gene E. Burleson has served as a director of the Company since 1995 and as Chairman of the Board since January 2003. Mr. Burleson has served as Chairman of the Board of Mariner Healthcare, Inc., a diversified provider of long-term and specialty healthcare services, from February 2000 to May 2002. Mr. Burleson served as the Chief Executive Officer and a director of Vitalink Pharmacy Services, Inc. from February 1997 to August 1997. He served as Chairman of the Board of GranCare, Inc. ("GranCare"), a provider of long-term and specialty healthcare services, from January 1994 to November 1997 and as Chief Executive Officer of GranCare from December 1990 to February 1997. Mr. Burleson also currently serves on the Board of Directors of Deckers Outdoor Corporation, a specialty shoe manufacturer, and a number of private companies.

      William E. Colson has served as a director of the Company since 2000. Mr. Colson is a founder of Holiday Retirement Corp., a major operator of independent living retirement facilities, and has been its President and Chief Operating Officer since 1987 and its Chief Executive Officer since December 1999. Mr. Colson also serves as President and Managing General Partner of Colson & Colson Construction Co., which develops and constructs retirement communities and multi-family projects, since 1963. Mr. Colson also serves as a member of the Executive Board of the American Seniors Housing Association.

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

      William G. Petty, Jr. has served as a director of the Company since 1993, served as Chairman of the Board of the Company from December 1993 to May 2000 and served as Chief Executive Officer of the Company from December 1993 to April 1996. He has served as a Managing Director of Beecken, Petty & Company, the general partner of a private healthcare investment fund, since December 1996. Mr. Petty served as the Vice Chairman of GranCare from July 1995 to November 1997.

      Patrick F. Kennedy has served as a director of the Company since May 2002, as Chief Executive Officer of the Company since November of 2001 and as President of the Company since January of 2002. Since 1995, Mr. Kennedy has served as Senior Vice President and as a director of Holiday Retirement Corp., a major operator of independent living retirement facilities.

      Chet H. Bradeen has served as Senior Vice President of the Company since July 2001. Prior to joining the Company, Mr. Bradeen served as Chief Executive Officer of Sun Healthcare Asia Pacific, the Asian division of a large long-term care company, from 1998 to 2001. From 1995 to 1998, Mr. Bradeen served as Chief Executive Officer of Sun Healthcare UK.

      Mark W. Ohlendorf has served as Senior Vice President of the Company since October 1997, as Chief Financial Officer since November 1999 and as Secretary since July 2000. He served as the Chief Financial Officer of Sterling from April 1997 to October 1997. Mr. Ohlendorf served as Vice President, Chief Financial Officer and Treasurer of Vitas Healthcare Corporation from December 1990 to April 1997. Mr. Ohlendorf is a Certified Public Accountant.

There are no family relationships among any of the executive officers or directors of the Company. Upon the Company's issuance of 1,250,000 shares of Series A Stock on May 31, 2000, the holders of the Series A Stock were given the right to elect four directors to the Company's Board of Directors. On May 30, 2002 Ms. Natalie K. Townsend and Messrs. William E. Colson, Robert Haveman and Jerry L. Tubergen were elected as Series A Directors of the Company by the holders of the Series A Stock to serve until the Company's next annual meeting of stockholders. Ms. Townsend and Mr. Tubergen have subsequently resigned from the Board. No other arrangement or understanding exists between any director or director nominee and any other person pursuant to which he or she was or is to be selected as a director or director nominee of the Company.

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

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with during 2002, except that Mr. Kennedy did not report his acquisition of beneficial ownership (by virtue of becoming a member of Holiday Retirement Consulting, LLC on December 31, 2001) of 269,500 shares of Common Stock and 12,305 shares of Series B preferred stock in December 2001 until he filed a Form 4 on April 10, 2002 or his disposition of beneficial ownership of these same shares (by virture of the redemption of his member interest in Holiday Retirement Consulting, LLC in December 2002) until he filed a Form 4 or or about March 31, 2003.

ITEM 11.          EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation awarded or paid by the Company for services rendered during each of the years in the three year period ended December 31, 2002 to its Chief Executive Officer and to its other most highly compensated executive officers other than the Chief Executive Officer who are required to be included therein ("Named Executives").

Name and Principal Position	Year	Salary($)	Bonus($)		Other Annual Compensation	Long-Term Compensation Awards (1) Securities Underlying Options(#)

Patrick F. Kennedy Chief Executive Officer and President (2)	2002 2001 2000	$286,461 --- ---	--- --- ---		--- --- ---	--- --- ---
Chet H. Bradeen Senior VP of Operations (3)	2002 2001 2000	$251,233 109,230 ---	$45,225 55,000 ---		--- --- ---	--- --- ---
Kristin A. Ferge Vice President-Finance and Treasurer	2002 2001 2000	$161,997 147,777 97,551	$15,225 20,000 32,500		--- --- ---	--- --- ---
Anthony R. Geonnotti, Jr. (4) Former Senior Vice President	2002 2001 2000	$313,849 178,695 169,300	$225 24,153 20,183		--- --- ---	--- --- 10,000
Mark W. Ohlendorf Chief Financial Officer and Senior Vice President	2002 2001 2000	$343,609 346,291 278,919	$160,000 160,000 225,000	$	--- 181,776 ---	--- 500,000 ---

  Represents options granted under the Company's Amended and Restated 1995 Incentive Compensation Plan (the "1995 Plan"). Generally, subject to accelerated vesting upon a change in control, one-fourth of the options become exercisable on each of the first through fourth anniversaries of the grant date, except with respect to (i) options granted to Mr. Ohlendorf in 1998 which became exercisable 50% on the second anniversary of the grant date, 75% on the third anniversary of the grant date and 100% on the fourth anniversary of the grant date, (ii) options granted to Mr. Ohlendorf prior to November 1, 2000, the date of his new employment agreements, all of which expired to the extent not exercised prior to January 15, 2001.

  Mr. Kennedy was elected to the position of Chief Executive Officer on November 2, 2001 and the position of President on January 18, 2002. Prior to June 1, 2002, Mr. Kennedy's services were provided to the Company pursuant to a Consulting Services Agreement between the Company and Holiday Retirement Consulting, LLC. As of June 1, 2002, the Company employed Mr. Kennedy pursuant to the terms outlined in an employment agreement. See "Executive Compensation- Consulting and Employment Agreements."

  Mr. Bradeen joined the Company in June 2001.

  Mr. Geonnotti resigned his position with the Company on December 31, 2002.

Option Grants in Last Fiscal Year

No options were granted to the Named Executives during 2002.

2002 Aggregated Option Exercises and Year-end Option Values

The following table sets forth information concerning the value of options exercised by the Named Executives during 2002 and the value at December 31, 2002 of unexercised options held by each such officer. No options were exercised by the Named Executives in 2002.

Name	Number of Securities Underlying Unexercised Options At 12/31/02 Exercisable/Unexercisable	Value of Unexercised In-the-Money (1)
Patrick F. Kennedy	---	---
Chet H. Bradeen	---	---
Kristin A. Ferge	2,849/1,500	$0/$0
Anthony R. Geonnotti, Jr.	21,942/5,000	$0/$0
Mark W. Ohlendorf	166,667/333,333	$0/$0

(1)     Calculated on the basis of the fair market value of the underlying securities on December 31, 2002 ($0.11 per share) minus the exercise price.

Compensation Committee Interlocks and Insider Participation

The Company's Compensation Committee is comprised of Ronald G. Geary, Robert Haveman and William G. Petty, Jr. There are no compensation committee interlocks.

Consulting and Employment Agreements

      Consulting Services Agreement with Holiday Retirement Consulting. In November 2001, the Company entered into a Consulting Services Agreement with Holiday Retirement Consulting Services, LLC ("Holiday Consulting"), an affiliate of Holiday Retirement Corp. Pursuant to the Consulting Services Agreement, Holiday Consulting provided management and consulting services to the Company, including the services of Patrick F. Kennedy, the Company's Chief Executive Officer and President, as well as consulting and advisory services provided by other Holiday Consulting personnel. The Holiday Consulting Services Agreement had a six-month initial term, subject to renewal for an additional six months upon the Company's request, and was terminable by either party upon 30 days' notice to the other. This agreement expired on May 31, 2002. Pursuant to this agreement, Holiday Consulting was entitled to receive a fee of $60,000 per month together with reimbursement of out-of-pocket expenses incurred by Holiday Consulting personnel in connection with this agreement. In addition, Holiday Consulting was entitled to earn a $1.5 million cash flow success fee if, during the term of this agreement, the Company was able to achieve cash flow breakeven for three consecutive calendar months (reflecting payment of all scheduled debt service, but excluding debt service on the Company's outstanding Subordinated Debentures and excluding restructuring charges). Pursuant to the Consulting Services Agreement, Holiday Consulting agreed to refrain, during the twelve month period following the termination of this agreement, from disclosing or utilizing confidential information of Alterra and from soliciting for employment persons employed by Alterra in a managerial position. During 2002, $1.7 million of consulting fees were paid to Holiday Consulting pursuant to this agreement.

      Employment Agreement with Patrick F. Kennedy. As of June 1, 2002, the Company employed Patrick Kennedy pursuant to the terms outlined in an employment agreement having a one-year original term. Pursuant to the agreement, Mr. Kennedy serves as the President and Chief Executive Officer of the Company. The agreement will automatically renew for an additional one-year term on June 1, 2003, unless the Company gives timely notice of non-renewal. In any event, either the Company or Mr. Kennedy may terminate this agreement by giving at least 30 days' advance written notice to the other party. The employment agreement provides that Mr. Kennedy shall receive a base salary of $45,000 per month, and shall be entitled to bonuses and equity participation in the Company as the Board of Directors determines are appropriate in the circumstances. In the event of the termination of Mr. Kennedy's employment with the Company for any reason, he shall not be entitled to any severance payments and shall not participate in the Company's severance program. Mr. Kennedy has agreed to devote at least 75% of his business time to the business affairs of the Company. Finally, the employment agreement provides that Mr. Kennedy will not disclose certain proprietary information belonging to the Company or solicit for employment by a competitor certain employees of the Company for a 12-month period following termination of his employment.

      Employment Agreement with Chet Bradeen. In June 2001, the Company entered into an employment agreement with Chet Bradeen with a term that expires upon the earlier of the third anniversary of the agreement or termination of employment. Pursuant to the agreement, Mr. Bradeen serves as Senior Vice President of Operations of the Company. Pursuant to the agreement, Mr. Bradeen is to receive an annual base salary of not less than $250,000, to be reviewed annually by the Board of Directors, Chief Executive Officer, President or Chief Financial Officer. Mr. Bradeen is also entitled to an incentive bonus of up to 50% of his base salary, to be determined by the Board of Directors, the Chief Executive Officer, President or Chief Operating Officer and, subject to approval by the President and Chief Operating Officer, may be granted a retention bonus, to be paid starting in December 2001. If Mr. Bradeen's employment is terminated by the Company other than for cause or by Mr. Bradeen for "good reason" (as defined in the agreement), Mr. Bradeen is entitled to (i) continue to receive payment of salary and benefits under this agreement for the remainder of the agreement term, but not to exceed twelve months and (ii) receive, within 30 days of such termination provided Mr. Bradeen shall then execute a general release for the benefit of the Company, 75% of an amount (the "Base Sum") equal to the sum of his then current annual salary, any approved but unpaid applicable bonus, the premiums for all medical and other insurance coverages and his annual automobile allowance. An additional 25% of the Base Sum will be payable at the end of the twelve months following his termination. Finally, the employment agreement provides that Mr. Bradeen will not disclose certain proprietary information belonging to the Company or, in certain circumstances, otherwise compete with the Company for a period of twelve months following his termination of employment. In connection with the Bankruptcy, the Company is proposing to amend Mr. Bradeen's employment agreement in certain respects, which amendments are generally favorable to the Company and are subject to Bankruptcy Court approval.

      Employment Agreement with Mark W. Ohlendorf. As of November 1, 2000, the Company entered into an employment agreement with Mr. Ohlendorf with a term that expires on December 31, 2003. Pursuant to the employment agreement, Mr. Ohlendorf serves the Company as Chief Financial Officer. The agreement is automatically renewed for additional consecutive one-year terms unless timely notice of non-renewal is given by either the Company or Mr. Ohlendorf. The employment agreement provides that Mr. Ohlendorf shall receive a base salary in an amount determined by the Board; provided, however, that in no event may such base salary be less than $325,000 in 2001, $340,000 in 2002 and $350,000 in 2003. Pursuant to the agreement, Mr. Ohlendorf received incentive bonuses for 2001 and 2000 in the amount of $160,000 and $125,000, respectively, and is entitled to an incentive bonus in future years based on an incentive compensation program approved by the Compensation Committee of the Board of Directors. Pursuant to this employment agreement, Mr. Ohlendorf received a non-qualified option grant for 500,000 shares on January 5, 2001, which options are exercisable at $1.31 per share and which options vests over a three-year period, subject to special accelerated vesting in the event Mr. Ohlendorf's employment is terminated under certain circumstances and full vesting in the event of a "change of control" of the Company, as defined in the employment agreement. In addition, pursuant to the employment agreement, the Company awarded Mr. Ohlendorf 75,980 shares of Common Stock on January 5, 2001, which shares are "restricted stock" under the Company's 1995 Plan and, as such, are subject to being forfeited to the Company if the executive's employment with the Company terminates under certain circumstances prior to the lapsing of such restrictions, which will occur over a three-year term (subject to certain acceleration provisions). Mr. Ohlendorf is entitled to a payment equal to 36 months of his then current base salary plus annualized bonus pay during the contract term in the event of a "change of control" of the Company if his employment is thereafter terminated by the Company without "cause" or by him for "good reason." Absent a change of control, if Mr. Ohlendorf's employment is terminated by the Company "without cause" or by him for "good reason," then he is eligible to continue to receive his base salary (together with any applicable bonus) and employee benefits for a period of 18 months. Finally, the employment agreement provides that Mr. Ohlendorf will not disclose certain proprietary information belonging to the Company or otherwise compete with the Company for a period of twelve months following his termination of employment except for termination by the Company without cause or by Mr. Ohlendorf for "good reason." In connection with the Bankruptcy, the Company is proposing to amend Mr. Ohlendorf's employment agreement in certain respects, which amendments are generally favorable to the Company and are subject to Bankruptcy Court approval.

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

Including the Assumed Options and non-plan options, as of March 31, 2003, options to purchase an aggregate of 1,123,040 shares of Common Stock were granted and outstanding at a weighted average exercise price of $7.05 per share, of which options to purchase 777,422 shares were exercisable at such date.

Compensation of the Board of Directors

Directors of the Company who are not parties to services agreements with the Company and are not employees of the Company are entitled to an annual retainer of $20,000, payable in January of each year, together with attendance fees of $1,000 and $500 per meeting for Board, Audit Committee and Compensation Committee meetings attended in person or telephonically, respectively. In addition, additional fees of $50,000, $50,000, and $25,000 were paid to Messrs. Burleson, Geary and Petty for services rendered in 2002 related to the Board's Special Committee formed to address potential conflict of interest transactions. Directors are also entitled to reimbursement of reasonable out-of-pocket expenses incurred by them in attending meetings of the Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 15, 2003 by; (i) each person known by the Company to own more than 5% of the outstanding shares of Common Stock or the Series A Stock: (ii) each of the Company's directors; (iii) each of the Company's executive officers included in the Summary Compensation Table included elsewhere herein; and (iv) all of the Company's directors and executive officers as a group. Except as otherwise noted, the person or entity named has sole voting and investment power over the shares indicated.

	Shares of Common Stock Beneficially Owned(1)		Series A Stock(2)
Name	Number	Percent	Number	Percent
Jerry L. Tubergen (3)(4)	12,868,832	40.2%	1,205,776	91.2%
Richard M. DeVos, Jr. (3)(4)	12,715,400	39.8	1,205,776	91.2
The Toronto-Dominion Bank (3)(5)	12,249,250	35.5
HBK Investments L.P. (3)(6)	11,483,375	34.0
Robert Haveman (3)(7)†	10,539,995	32.9	1,205,776	91.2
Elsa D. Prince (3)(7)	10,437,367	32.6	1,205,776	91.2
RDVEPCO, L.L.C. (3)(8)	9,716,026	30.4	1,205,776	91.2
AR Investments, Ltd. (9)	2,167,900	9.7
Dimensional Fund Advisors (10)	1,400,100	6.3
Warburg Pincus Asset Management, Inc. (11)	1,263,100	5.7
Transamerica Corporation and Transamerica Investment Services, Inc. (12)	1,149,900	5.2
William E. Colson (13) (14)†	563,346	2.5	116,346	8.8
Holiday Retirement 2000, LLC (3)(13)	560,846	2.5	116,346	8.8
Patrick F. Kennedy (14)‡†	0	*
Mark W. Ohlendorf‡	242,647	1.1
William G. Petty, Jr. (15)†	141,658	*
Anthony Geonnotti, Jr.	23,782	*
Gene E. Burleson (16)†	52,167	*
Chet H. Bradeen‡	0	*
Ronald G. Geary †	0	*
Kristin A. Ferge‡	0	*
All Executive Officers and Directors as a Group (9 Persons) (17)	11,565,595	35.8

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

  As further described in the notes below, beneficial ownership information reflected in this table includes shares of Common Stock issuable upon the conversion of Series A and C Debentures and Series A Stock issued in the Equity Transaction. Pursuant to the anti-dilution provisions governing the PIK Debentures and the Series A Stock issued in the Equity Transaction, the effective conversion price for the PIK Debentures and the Series A Stock has decreased from $4.00 to $2.83 per share of Common Stock for the Series A and Series C Debentures and from $400 to $283 per share of Series B Stock for the Series B Debentures as of December 31, 2001. However, pursuant to these anti-dilution provisions, the actual conversion price for the Series A and C Debentures and the Series A stock remains at $4.00 per share and for the Series B Debentures remains at $400 per share; but upon conversion of these convertible securities the holder thereof will now also receive shares of Series B-1 Preferred Stock, in addition to Common Stock, in such amounts as to provide such holder an equity interest in the Company as though the conversion price for the Series A and C Debentures and Series A Stock on the one hand, and the Series B Debentures on the other hand, were decreased to $2.83 and $283 per share, respectively. As this table reflects beneficial ownership of the Company's voting securities (and the Series B-1 Preferred Stock is not a voting security of the Company), this table reflects conversion prices for the Series A Stock and for the Series A and C Debentures at $4.00 per share.

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

  HBK Master Fund L.P. ("HBK Master Fund") owns $43,697,500 in face amount of the Series C Debentures of the Company, which are convertible into shares of the Company's Common Stock. Assuming conversion of such Series C Debentures, HBK Investments L.P. ("Investments") (pursuant to Investment Management Agreements among the parties) will have sole voting power and sole dispositive power with respect to the 10,924,375 shares of the Company's Common Stock issuable to HBK Master Fund. In addition, HBK Master Fund owns 1,100 shares of Common Stock and $11,370,000 in face amount of the 6.75% Debentures of the Company due 2006, which are convertible into shares of the Company's Common Stock. Assuming conversion of such 6.75% Debentures, Investments (pursuant to Investment Management Agreements among the parties) will have sole voting power and sole dispositive power with respect to the 557,900 shares of the Company's Common Stock issuable to HBK Master Fund.

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

  Based upon its Schedule 13G filed on February 11, 2003, Dimensional Fund Advisors Inc. is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Its principal place of business is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. Dimensional Fund Advisors Inc. has sole voting power with respect to all of the share of the Company's Common Stock held by it.

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

  Mr. Colson's and Mr. Kennedy's beneficial ownership reflected in the table does not include 296,750 shares of Common Stock issuable upon the conversion of Series C Debentures held by Holiday Retirement Consulting, LLC, which is owned by Holiday Retirement Corp. Both Mr. Colson and Mr. Kennedy are an executive officer, director and shareholder of Holiday Retirement Corp., but each disclaims beneficial owenership of these shares.

  Mr Petty's beneficial ownership includes options to acquire 98,628 shares exercisable within 60 days of March 15, 2003.

  Mr. Burleson's beneficial ownership includes options to acquire 12,141 shares exercisable within 60 days of March 15, 2003.

  Includes options to acquire 327,545 shares exercisable within 60 days of March 15, 2003.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the filing of the Bankruptcy Case, the Company obtained a commitment to provide $15 million in DIP financing. The DIP financing is structured as a line of credit facility provided by Holiday Retirement Consulting Services LLC, HBK Master Fund, L.P., The Toronto-Dominion Bank, the Elsa D. Prince Living Trust and the Robert Haveman Living Trust, each of which is an affiliate of a principal holder of the pay-in-kind securities issued by the Company in summer of 2000. The DIP financing is for a term of one-year, subject to certain restructuring milestones, and bears interest at the annual rate equal to the great of 10% or the prime rate plus 4%.

In November 2001, the Company entered into a Consulting Services Agreement with Holiday Consulting, an affiliate of Holiday Retirement Corp. Pursuant to the Consulting Services Agreement, through and until May 31, 2002, Holiday Consulting provided management and consulting services to the Company, including the services of Patrick F. Kennedy, the Company's Chief Executive Officer and President, as well as consulting and advisory services provided by other Holiday Consulting personnel. The terms of this agreement are summarized under the caption "Executive Compensation- Consulting and Employment Agreements." Mr. Kennedy and William Colson, a director of Alterra, are each executive officers, directors and stockholders of Holiday Retirement Corp. During 2002, $1.7 million of consulting fees were paid to Holiday pursuant to this agreement.

On March 5, 2001, the Company closed on a $7.5 million Bridge Loan provided by RDVEPCO, Holiday, HBK Master Fund and Toronto Dominion. The Bridge Loan had an initial six-month term and bears interest at an escalating interest rate, commencing at 10% per annum for the first three months, 11% per annum for the next three months and, if the maturity of the Bridge Loan is extended, escalating by one-half of one percent for each month thereafter. The Bridge Loan is secured by first mortgages on two residences in construction, three vacant residences held for disposition and several parcels of raw land.

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

As an inducement to make the Bridge Loan, the Company issued the bridge lenders warrants to purchase an aggregate of 60,000 shares of a newly designated class of the Company's preferred stock, the Series B-1 Non-Voting Participating Preferred Stock (the "Series B-1 Preferred Stock"), having rights and terms substantially similar to the Company's Series B preferred stock. Like the Series B preferred stock, each share of the Series B-1 Preferred Stock underlying the warrants has rights, other than voting rights, substantially similar to 100 shares of Common Stock of the Company. The five-year warrants are exercisable at a price of $75 per share for 20,000 shares of the Series B-1 Preferred Stock, $100 per share for 20,000 shares of the Series B-1 Preferred Stock and $125 per share for 20,000 shares of the Series B-1 Preferred Stock. Pursuant to the anti-dilution provisions operative in the $229.5 million of outstanding PIK Debentures and Series A Stock originally issued in the Equity Transaction, as a result of the issuance of these warrants and the Bridge Loan becoming convertible into convertible subordinated debentures due to the extension of the term of this Bridge Loan, effective as of December 31, 2001, the effective conversion price for these debentures and the Series A Stock decreased from $4.00 to $2.83 per share of Common Stock for the Series A and Series C Debentures and the Series A Stock and from $400 to $283 per share of Series B preferred stock for the Series B Debentures. The actual conversion price for the Series A and C Debentures and the Series A stock remains at $4.00 per share and for the Series B Debentures remains at $400 per share; however, upon conversion of these convertible securities the holder thereof will now also receive shares of Series B-1 Preferred Stock, in addition to Common Stock, in such amounts as to provide such holder an equity interest in the Company as though the conversion price for the Series A and C Debentures and Series A Stock on the one hand, and the Series B Debentures on the other hand, were decreased to $2.83 and $283 per share, respectively.

Effective as of March 1, 2002, Alterra entered into an amendment with the bridge lenders that fixed the interest rate of 9% per annum and extended the maturity date for the Bridge Loan to January 5, 2003.

ITEM 14.          CONTROLS AND PROCEDURES

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

ITEM 15.          OTHER INFORMATION

The Audit Committee of the Board of Directors approved the categories of non-audit services performed by the Company's independent accountants during the period covered by this report.

PART IV

 ITEM 16.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.     The following documents are filed as part of the report:

(a)      FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

(b)      SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES. See Exhibit 11.1 of the Report.

(c)      REPORTS ON FORM 8-K. The Registrant filed no reports with the Securities and Exchange Commission on Form 8-K during the quarter ended December 31, 2002.

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

3.10

Certificate of Elimination of the Series B-1 Non-Voting Participating Preferred Stock filed with the Delaware Secretary of State on December 20, 2001 (incorporated by reference to Exhibit 3.10 to the Registrant's Form 10-K for the year ended December 31, 2001).

3.11

Certificate of Designation of the Series B-1 of the Series B-1 Non-voting Participating Redeemable Preferred Stock of the Registrant filed with the Delaware Secretary of State on December 20, 2001 (incorporated by reference to Exhibit 3.11 to the Registrant's Form 10-K for the year ended December 31, 2001).

3.12	Amended and Restated Bylaws of the Registrant dated December 23, 2002 (filed herewith).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Form S-1).

No.	EXHIBIT Description
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

4.8

Indenture dated as of May 21, 1997 by and between the Registrant and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 27, 1997 (the "Form 8-K")).

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

10.1

Consulting Services Agreement dated as of November 1, 2001 by and between the Registrant and Holiday Retirement Consulting Services LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 2001).

10.2

Employment Agreement dated as of November 1, 2000 by and between the Registrant and Mark W. Ohlendorf (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 2000). Represents an executive compensation plan or arrangement.

10.3

Employment Agreement dated as of June 8, 2001 by and between the Registrant and Chet Bradeen (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 2001).

10.4	Form of Employment Agreement by and between the Registrant and Patrick F. Kennedy dated as of June 1, 2002 (filed herewith). Represents an executive compensation plan or arrangement.
10.5

Master Lease dated as of April 9, 2002 by and between the Registrant and Nationwide Health Properties, Inc. and its affiliates (certain exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits) (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the period ending June 30, 2002).

10.6

Memorandum of Understanding dated as of April 9, 2002 by and between the Registrant and Nationwide Health Properties, Inc., and its affiliates (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the period ending June 30, 2002).

No.	EXHIBIT Description
10.7

First Amendment dated December 30, 2002, to Memorandum of Understanding dated as of April 9, 2002 by and between the Registrant and Nationwide Health Properties, Inc., and its affiliates (filed herewith).

10.8

Letter of Credit Agreement dated as of April 9, 2002 by and between the Registrant and Nationwide Health Properties, Inc., and its affiliates (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q for the period ending June 30, 2002).

10.9

Form of Lease and Security Agreement by and between Nationwide Health Properties, Inc. and New Crossings International Corporation (the "NHP/Crossings Lease and Security Agreements") dated as of December 15, 1995 (the Atrium) (incorporated by reference to Exhibit 10.35 of the Form S-1).

10.10	Amended Schedule of NHP/Crossings Lease and Security Agreements which are substantially in the form of the Lease and Security Agreement referenced above (filed herewith).
10.11

Management Agreement dated August 3, 1990, by and between Housing Division, State of Oregon and New Crossings International Corporation (Albany Residential) (incorporated by reference to Exhibit 10.59 of the Form F-1).

10.12

Master Lease dated as of April 9, 2002 by and between JER/NHP Senior Living Acquisition, LLC, and its affiliates and ALS Leasing, Inc. and Assisted Living Properties, Inc. (certain exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits) (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the period ending June 30, 2002).

10.13

Memorandum of Understanding dated as of April 9, 2002 by and among the Registrant, ALS Leasing, Inc., Assisted Living Properties, Inc. and JER/NHP Senior Living Acquisition, LLC and its affiliates (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q for the period ending June 30, 2002).

10.14

First Amendment dated December 30, 2002, to Memorandum of Understanding dated as of April 9, 2002 by and among the Registrant , ALS Leasing, Inc., Assisted Living Properties, Inc., JER/NHP Senior Living Acquisition, LLC, and its affiliates (filed herewith).

10.15

Letter of Credit Agreement dated as of April 9, 2002 by and between JER/NHP Senior Living Acquisition, LLC, and its affiliates and ALS Leasing, Inc., and Assisted Living Properties, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ending March 31, 2002).

10.16

Guaranty of Lease and Letter of Credit Agreement dated as of April 9, 2002 by and between the Registrant and JER/NHP Senior Living Acquisition, LLC, and its affiliates (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the period ending March 31, 2002).

10.17

Stock Pledge Agreement dated as of April 9, 2002 by and between the Registrant and JER/NHP Senior Living Acquisition, and its affiliates (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the period ending March 31, 2002).

10.18

Master Lease (Alterra Pool 2) dated as of October 7, 2002 by and between JER/NHP Senior Living Acquisition, LLC and ALS Leasing, Inc. (exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules) (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the period ending September 30, 2002).

No.	EXHIBIT Description
10.19

Memorandum of Understanding dated as of October 7, 2002 by and between Registrant, ALS Leasing, Inc. and JER/NHP Senior Living Acquisition, LLC. (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the period ending September 30, 2002).

10.20

First Amendment dated December 30, 2002, to Memorandum of Understanding dated as of October 7, 2002 by and between the Registrant, ALS Leasing, Inc. and JER/NHP Senior Living Acquisition, LLC (filed herewith).

10.21

Letter of Credit Agreement dated as of October 7, 2002 by and between JER/NHP Senior Living Acquisition, LLC and ALS Leasing, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the period ending September 30, 2002).

10.22

Guaranty of Lease and Letter of Credit Agreement dated as of October 7, 2002 by and between the Registrant and JER/NHP Senior Living Acquisition, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ending September 30, 2002).

10.23

Stock Pledge Agreement dated as of October 7, 2002 by and between Registrant and JER/NHP Senior Living Acquisition, LLC. (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q for the period ending September 30, 2002).

10.24

Loan Agreement dated March 31, 1998 by and between ALS-Venture I, Inc. and Nomura Asset Capital Corporation, as assigned to Capmark Services, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the period ending March 31, 1998).

10.25

Second Amendment to Loan Agreement and Reaffirmation Agreement by and between ALS-Venture I, Inc., Alterra Healthcare Corporation, ALS-Clare Bridge, Inc. and Capmark Services, L.P, dated April 7, 2000 (incorporated by reference to Exhibit 10.38 to the Registrant's Form 10-K for the year ended December 31, 2000).

10.26

Modification and Reaffirmation Agreement dated as of December 11, 2002 by and among ALS-Venture I, Inc., the Registrant, ALS-Clare Bridge, Inc. and Capmark Services, L.P. (incorporated by reference to Exhibit 99.4 to the Registrant's Form 8-K/A filed January 31, 2003).

10.27

Amended and Restated Financing and Security Agreement (Master Agreement) between ALS Holdings, Inc., and ALS Wisconsin Holdings, Inc., as Borrower, and Bank United (now Washington Mutual Bank FA), individually and as agent for itself and certain other lenders, dated as of February 12, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the period ending March 31, 1999).

10.28

First Amendment to Amended and Restated Financing and Security Agreement dated as of October 29, 1999 between ALS Holdings, Inc., ALS Wisconsin Holdings, Inc. and Bank United, individually and as agent for itself and certain other lenders (incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-Q for the period ending September 30, 1999).

10.29

Second Amendment to Amended and Restated Financing and Security Agreement dated as of May 10, 2000 between ALS Holdings, Inc., ALS Wisconsin Holdings, Inc. and Bank United, individually and as agent for itself and certain other lenders (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.30

Third Amendment to Amended and Restated Financing and Security Agreement dated as of May 31, 2000 between ALS Holdings, Inc., ALS Wisconsin Holdings, Inc. and Bank United, individually and as agent for itself and certain other lenders (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q for the period ending June 30, 2000).

No.	EXHIBIT Description
10.31

Form of Mortgage, Assignment and Security Agreement between ALS Holdings, Inc., the Registrant and Bank United (incorporated by reference to Exhibit 10.53 to the Registrant's Form 10-K for the period ending December 31, 1998).

10.32

Amended Schedule of Bank United Mortgage, Assignment and Security Agreements ("Bank United Mortgage") which are substantially similar to the Form of Bank United, Mortgage referenced above (incorporated by reference to Exhibit 10.57 to the Registrant's Form 10-K for the year ended December 31, 2001).

10.33

Guaranty of Payment Agreement dated September 28, 1998, by the Registrant, for the benefit of Bank United, individually and as agent for itself and certain other lenders (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the period ending September 30, 1998).

10.34

First Amendment to Guaranty of Payment Agreement dated as of October 29, 1999 by and between the Registrant and Bank United, individually and as agent for itself and certain other lenders (incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-Q for the period ending September 30, 1999).

10.35

Suspension, Waiver and Modification Agreement dated March 28, 2000 by and between ALS Holdings, Inc., ALS Wisconsin Holdings, Inc., the Registrant and Bank United, individually and as agent for itself and certain other lenders (filed herewith).

10.36

Third Amendment to Guaranty of Payment Agreement dated as of May 10, 2000 by and between the Registrant and Bank United, individually and as agent for itself and certain other lenders (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.37

Fourth Amendment to Guaranty of Payment Agreement dated as of May 31, 2000 by and between the Registrant and Bank United, individually and as agent for itself and certain other lenders (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.38

Additional Borrower Joinder Supplement dated December 10, 1998 by and between ALS Holdings, Inc., ALS Wisconsin Holdings, Inc., the Registrant and Bank United, individually and as agent for itself and certain other lenders (incorporated by reference to Exhibit 10.55 to the Registrant's Form 10-K for the period ending December 31, 1998).

10.39

Forbearance and Collateral Account Agreement dated as of November 1, 2001 by and between ALS Holdings, Inc., ALS Wisconsin Holdings, Inc., Washington Mutual Bank FA, Firstar Bank Milwaukee, N.A. and AmSouth Bank (incorporated by reference to Exhibit 10.55 to the Registrant's Form 10-K for the year ended December 31, 2001).

10.40

Amendment No.1 to Forbearance and Collateral Account Agreement made as of December, 2001 between ALS Holdings, Inc., ALS Wisconsin Holdings, Inc., Washington Mutual Bank FA, Firstar Bank Milwaukee, N.A. and AmSouth Bank (incorporated by reference to Exhibit 10.56 to the Registrant's Form 10-K for the year ended December 31, 2001).

10.41

Amendment No. 2 to Forbearance and Collateral Account Agreement as of October 8, 2002 by and between ALS Holdings, Inc., Alterra Healthcare Corporation, Washington Mutual Bank, FA, U.S. Bank National Association and AmSouth Bank (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q for the period ending September 30, 2002).

10.42

Collateral Disposition Agreement as of October 8, 2002 by and between ALS Holdings, Inc., ALS Wisconsin Holdings, Inc., Alterra Healthcare Corporation, Washington Mutual Bank, FA, U.S. Bank National Association and AmSouth Bank (as defined in the Agreement) (certain exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules) (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q for the period ending September 30, 2002).

No.	EXHIBIT Description
10.43	Credit Agreement between the Registrant and Deutsche Bank AG dated October 6, 1998 (incorporated by reference to Exhibit 10.59 to the Registrant's Form 10-K for the period ending December 31, 1998).
10.44

Master Construction Line of Credit Agreement between the Registrant, Key Corporate Capital, Inc., and the lending institutions named therein, dated October 6, 1998 (incorporated by reference to Exhibit 10.60 to the Registrant's Form 10-K for the period ending December 31, 1998).

10.45

Amendment No. 3 to Master Construction Line of Credit Agreement dated as of March 1, 2000 between the Registrant, ALS National, Inc., Key Corporate Capital, Inc., Bank of America and the Lenders named therein (incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.46

Amendment No.4 to Master Construction Line of Credit Agreement dated as of May 25, 2000 between the Registrant, ALS National, Inc., Key Corporate Capital, Inc., Bank of America and the Lenders named therein (incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.47

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

10.49

Amended Schedule of Mortgages and Notes which are substantially similar to the Form of Key/ALS National Mortgages and Notes referenced above (incorporated by reference to Exhibit 10.64 to the Registrant's Form 10-K for the year ended December 31, 2001).

10.50

Settlement Agreement Regarding Loans dated as of June 25, 2002 by and among the Registrant, ALS National, Inc., Key Corporate Capital Inc. and the Lenders (as defined in the Agreement) (certain exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits) (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ending June 30, 2002).

10.51

Master Loan Agreement between ALS West, Inc., the Registrant and Guaranty Federal Bank, F.S.B. (now, Guaranty Bank), as agent, and the Lenders named therein, dated as of January 8, 1999 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ending March 31, 1999).

10.52

Second Modification of Master Loan Agreement dated as of May 31, 2000 between ALS West, Inc. , the Registrant and Guaranty Federal Bank, F.S.B. (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.53

Assumption, Extension and Modification Agreement dated as of July 26, 2002 by and among ALS West, Inc., AHC West, Inc., Guaranty Bank and the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q for the period ending September 30, 2002).

10.54	Amended Schedule of Properties financed under the Guaranty Bank Master Loan Agreement (filed herewith).

No.	EXHIBIT Description
10.55

Loan Agreement by and between ALS Financing, Inc. and GMAC Commercial Mortgage Corporation dated July 30, 1998, as assigned to LaSalle Bank National Association, as trustee for GMAC Commercial Mortgage Securities, Inc., Commercial Mortgage Pass-Through Certificates, Series 1998-C2 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ending September 30, 1998).

10.56

Loan Agreement between ALS Financing II, Inc. and GMAC Commercial Mortgage Corporation dated as of March 23, 1999, as assigned to FMAC (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the period ending March 31, 1999).

10.57

Loan Agreement between AHC Purchaser, Inc. and GMAC Commercial Mortgage Corporation dated as of January 28, 2000, as assigned to LaSalle Bank National Association, as trustee for the registered holders of FMAC Commercial Mortgage Asset Corporation, Mortgage Pass-Through Certificates, Series 2000-FL-F (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ending March 31, 2000).

10.58

Master Construction Line of Credit Agreement among Third Party Investors I, LLC, the lending institutions and co-agents named therein and Key Corporate Capital, Inc., as Agent, dated August 31, 1999 (exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules) (incorporated by reference to Exhibit 10.73 to the Registrant's Form 10-K for the year ended December 31, 2000).

10.59

Amendment No. 1 to Master Construction Line of Credit among Third Party Investors I, LLC, the lending institutions and co-agents named therein and Key Corporate Capital, Inc., as Agent, dated March 1, 2000 (exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules (incorporated by reference to Exhibit 10.74 to the Registrant's Form 10-K for the year ended December 31, 2000).

10.60

Amendment No. 2 to Master Construction Line of Credit among Third Party Investors I, LLC, the lending institutions and co-agents named therein and Key Corporate Capital, Inc., as Agent, dated May 25, 2000 (exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedule) (incorporated by reference to Exhibit 10.75 to the Registrant's Form 10-K for the year ended December 31, 2000).

10.61

Guaranty dated August 31, 1999 by the Registrant in favor of Key Corporate Capital Inc. as Agent under the Master Construction Line of Credit Agreement among Third Party Investors I, L.L.C., as Borrower, and the lending institutions and co-agents named therein, and Key Corporate Capital Inc. (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-Q for the period ending September 30, 1999).

10.62

Settlement Agreement dated as of March 6, 2002 by the Registrant, Third Party Investors I, LLC and Key Corporate Capital Inc. as Agent, and the Lenders (as defined therein) (certain exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits) (incorporated by reference to Exhibit 10.75 to the Registrant's Form 10-K for the year ended December 31, 2001).

10.63

Purchase Agreement and Agreement to Complete Construction dated as of June 14, 1999, by and between Omega Healthcare Investors, Inc. and Sterling House Corporation, ALS-Clare Bridge, Inc., and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the period ending June 30, 1999).

10.64

Master Lease dated as of June 14, 1999, by and between Omega Healthcare Investors, Inc. as Lessor and AHC Properties, Inc. as Lessee (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the period ending June 30, 1999).

10.65

Kansas Master Lease dated as of June 14, 1999, by and between Omega (Kansas), Inc. as Lessor and AHC Properties, Inc. as Lessee (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q for the period ending June 30, 1999).

No.	EXHIBIT Description
10.66

Lease Guaranty dated as of June 14, 1999, by the Registrant in favor of Omega Healthcare Investors, Inc. and Omega (Kansas), Inc. (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q for the period ending June 30, 1999).

10.67

Forbearance Agreement and Amendment to Master Leases dated as of January 31, 2002 by and between the Registrant, AHC Properties, Inc. and Omega Healthcare Investors, Inc. (incorporated by reference to Exhibit 10.80 to the Registrant's Form 10-K for the year ended December 31, 2001).

10.68

First Amendment to Security Agreements dated as of January 31, 2002 by and between the Registrant, AHC Properties, Inc., Omega Healthcare Investors, Inc. and Omega (Kansas), Inc. (incorporated by reference to Exhibit 10.81 to the Registrant's Form 10-K for the year ended December 31, 2001).

10.69

Amended and Restated Cross-Default Agreement dated as of January 31, 2002 by and between the Registrant, ALS-Clare Bridge, Inc., AHC Properties, Inc., Omega Healthcare Investors, Inc. and Omega (Kansas), Inc. (incorporated by reference to Exhibit 10.82 to the Registrant's Form 10-K for the year ended December 31, 2001).

10.70

Amended and Restated Master Lease Agreement dated as of July 1, 2001 among Health Care REIT, Inc. and its affiliates and the Registrant. (certain exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits) (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the period ending June 30, 2001).

10.71

First Amendment to the Amended and Restated Master Lease Agreement dated as of July 16, 2001 among Health Care REIT, Inc. and its affiliates and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the period ending June 30, 2001).

10.72

Second Amendment to the Amended and Restated Master Lease Agreement dated as of December 21, 2001 among Health Care REIT, Inc. and its affiliates and the Registrant (incorporated by reference to Exhibit 10.85 to the Registrant's Form 10-K for the year ended December 31, 2001).

10.73

Third Amendment to the Amended and Restated Master Lease Agreement dated as of March 19, 2002 Health Care REIT, Inc. and its affiliates and the Registrant (incorporated by reference to Exhibit 10.86 to the Registrant's Form 10-K for the year ended December 31, 2001).

10.74	Fourth Amendment to the Amended and Restated Master Lease Agreement dated as of December 27, 2002 among Health Care REIT, Inc. and its affiliates and the Registrant (filed herewith).
10.75

Master Lease Agreement dated as of July 16, 1999 between Pita General Corporation ("Synthetic Lessor") and AHC Tenant, Inc. ("AHC Tenant"), formerly a wholly-owned subsidiary of the Registrant (Annex A to this agreement has been filed as Exhibit A to the Loan Agreement filed as Exhibit 2.6 to the Registrant's Form 8-K filed August 4, 1999) (incorporated by reference to Exhibit 2.5 to the Registrant's Form 8-K filed August 4, 1999).

No.	EXHIBIT Description
10.76

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

10.77

Participation Agreement dated as of July 16, 1999 between AHC Tenant, Synthetic Lessor, Lender, SELCO Service Corporation ("SELCO"), The First National Bank of Chicago ("FNB"), ZC Specialty Insurance Company ("ZC") and the Registrant (incorporated by reference to Exhibit 2.7 to the Registrant's Form 8-K filed August 4, 1999).

10.78

Trust Agreement dated as of July 16, 1999 between FNB, Lender, ZC, AHC Tenant, Synthetic Lessor, SELCO and the Registrant (incorporated by reference to Exhibit 2.8 to the Registrant's Form 8-K filed August 4, 1999).

10.79

Flow of Funds Agreement dated as of July 16, 1999 between Synthetic Lessor, Lender, ZC, FNB, AHC Tenant, the Registrant and certain other parties thereto (incorporated by reference to Exhibit 2.9 to the Registrant's Form 8-K filed August 4, 1999).

10.80

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

10.81	Guaranty dated as of July 16, 1999 executed by the Registrant (incorporated by reference to Exhibit 2.11 to the Registrant's Form 8-K filed August 4, 1999).
10.82	Promissory Note dated as of July 16, 1999 by Synthetic Lessor (incorporated by reference to Exhibit 2.12 to the Registrant's Form 8-K filed August 4, 1999).
10.83

Master Amendment, Confirmation and Acknowledgment Agreement dated September 28, 1999 between Synthetic Lessor, AHC Tenant, the Registrant, Lender, SELCO, FNB, ZC, and certain other parties as defined therein (incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.84

Third Master Amendment dated May 31, 2000 between Synthetic Lessor, AHC Tenant, the Registrant, Lender, SELCO, FNB, ZC and certain other parties as defined therein, (other exhibits and schedules to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits and schedules) (incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.85

Fourth Master Amendment dated June 30, 2000 between Synthetic Lessor, AHC Tenant, the Registrant, Lender, SELCO, FNB, ZC, and certain other parties as defined therein (incorporated by reference to Exhibit 10.100 to the Registrant's Form 10-K for the year ended December 31, 2000).

10.86

Sixth Master Amendment dated as of December 27, 2002, by and among Synthetic Lessor, ZC, AHC Tenant, LaSalle Bank National Association, as trustee for the holder of Commercial Mortgage Pass-Through Certificates Series 2000-ZC2, the Registrant, AHC Acquisition Co., SELCO and Bank One, National Association, as trustee, and certain other parties as defined therein (certain of the exhibits to this document have been omitted from this Report; the Registrant agrees to furnish copies of such omitted exhibits supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K/A filed January 31, 2003).

No.	EXHIBIT Description
10.87

Amended and Restated Assisted Living Consultant and Operations Agreement dated December 27, 2002 between the Registrant and AHC Tenant. (incorporated by reference to Exhibit 99.3 to the Registrant's Form 8-K/A filed January 31, 2003).

10.88

Form of Multifamily Mortgage, Assignment of Rents and Security Agreement ("Form of Amresco Mortgage") between ALS Kansas, Inc. and Amresco Capital, L.P. dated July 16, 1999, including Exhibit B thereto, as assigned to FNMA (other exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits) (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q for the period ending September 30, 1999).

10.89

Form of Multifamily Note ("Form of Amresco Note") by ALS Kansas, Inc. to Amresco Capital, L.P. dated July 16, 1999 as assigned to FNMA (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q for the period ending September 30, 1999).

10.90

Schedule of Mortgages and Notes which are substantially similar to the Form of Amresco Mortgage and Form of Amresco Note referenced above (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q for the period ending September 30, 1999).

10.91

Amended and Restated Lease dated as of December 15, 2002 between LTC-K1 Inc., successor-in-interest to LTC Properties, Inc., and the Registrant (certain of the exhibits to this document have been omitted from this Report; the Registrant agrees to furnish copies of such omitted exhibits supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 99.7 to the Registrant's Form 8-K/A filed January 31, 2003).

10.92

Amended and Restated Lease dated as of December 15, 2002 between LTC-K2 Limited Partnership., successor-in-interest to LTC Properties, Inc. and the Registrant (certain of the exhibits to this document have been omitted from this Report; the Registrant agrees to furnish copies of such omitted exhibits supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 99.8 to the Registrant's Form 8-K/A filed January 31, 2003).

10.93

Master Lease Agreement dated as of December 15, 2002 between LTC Properties, Inc., Texas-LTC Limited Partnership and North Carolina Real Estate Investments, LLC and the Registrant (certain of the exhibits to this document have been omitted from this Report; the Registrant agrees to furnish copies of such omitted exhibits supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 99.9 to the Registrant's Form 8-K/A filed January 31, 2003).

10.94

Master Lease Agreement dated as of December 15, 2002 between Kansas-LTC Corporation and the Registrant (ertain of the exhibits to this document have been omitted from this Report; the Registrant agrees to furnish copies of such omitted exhibits supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 99.10 to the Registrant's Form 8-K/A filed January 31, 2003).

10.95

Exchange and Settlement Agreement by and among Assisted Living Equities, LLC, Alternative Living Services-New York, Inc. and the Registrant dated as of May 30, 2001 (certain exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits) (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-K for the year ended December 31, 2001).

No.	EXHIBIT Description
10.96

Purchase Agreement by and between the Registrant, AHC Exchange Corporation, AHC Niagara, LLC and Pioneer Acquisition Company dated as of December 7, 2001 (certain exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits) (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K for the year ended December 31, 2001).

10.97

Form of Amended and Restated Secured Promissory Note ("Key Promissory Note") dated December 21, 2001 by Clinton Brookside Drive, LLC in favor of Key Corporate Capital, Inc. (incorporated by reference to Exhibit 10.105 to the Registrant's Form 10-K for the year ended December 31, 2001).

10.98

Form of Amended and Restated Guaranty of Payment and Performance dated as of December 21, 2001 from the Registrant to Key Corporate Capital Inc. ("Amended Key Guaranty") (incorporated by reference to Exhibit 10.106 to the Registrant's Form 10-K for the year ended December 31, 2001).

10.99

Amended Schedule of Key Promissory Notes and Amended Key Guaranties which are substantially similar to the forms referenced above (incorporated by reference to Exhibit 10.107 to the Registrant's Form 10-K for the year ended December 31, 2001.)

10.100

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

10.101

First Amendment to Loan Agreement and First Amendment to Registration Rights Agreement dated as of March 1, 2002 by and among the Registrant, RDVEPCO, L.L.C., Holiday Retirement 2000, LLC, The Toronto-Dominion Bank, and HBK Master Fund, L.P. (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q for the period ending March 31, 2002).

10.102

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

10.103

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

10.104

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

10.105

Section 2.2(a) Purchase Agreement and Assignment dated as of May 31, 2000 between the Registrant, the Purchasers name therein and HBK Master Fund L.P. (incorporated by reference to Exhibit 99.7 to the Registrant's Form 8-K filed on June 8, 2000).

No.	EXHIBIT Description
10.106

Construction Loan and Security Agreement dated as of May 1, 1998 between ALS Clare Bridge, Inc. and Sovereign Bank (the "Sovereign Bank Loan Agreement") (incorporated by reference to Exhibit 10.124 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.107

Form of Open End Mortgage and Security Agreement (the "Sovereign Mortgage") dated May 1, 1998 between ALS-Clare Bridge, Inc. and Sovereign Bank (incorporated by reference to Exhibit 10.125 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.108

Form of Guaranty and Surety Agreement dated May 1, 1998 between the Registrant and Sovereign Bank (incorporated by reference to Exhibit 10.126 to the Registrant's Form 10-K for the period ending December 31, 1999).

10.109

Amended Schedule of properties mortgaged under the Sovereign Bank Loan Agreement and mortgages which are substantially similar to the Sovereign Mortgage referenced above (incorporated by reference to Exhibit 10.116 to the Registrant's Form 10-K for the year ended December 31, 2001).

10.110

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

10.115

Amendment No. 5 to Credit Agreement dated May 31, 2000 between the Registrant and Firstar Bank Milwaukee, NA (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-Q for the period ending June 30, 2000).

10.116

Amendment No. 8 to Credit Agreement dated as of August 31, 2000 between the Registrant and Firstar Bank Milwaukee, NA (exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits) (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the period ending September 30, 2000).

10.117

Form of Deed of Trust ("Mortgage/Deed of Trust") dated August 31, 2000 between the Registrant, First Bank as Lender and Chicago Title Insurance Company as Trustee (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q for the period ending September 30, 2000).

10.118	Amended Schedule of Firstar Mortgages and Deeds of Trust which are substantially in the form of Mortgage/Deed of Trust referenced above (filed herewith).

No.	EXHIBIT Description
10.119

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

10.120

First Amendment to Loan Agreement dated as of December 31, 2000 between Heller Healthcare Finance, Inc. and AHC Borrower I, Inc. (incorporated by reference to Exhibit 10.142 to the Registrant's Form 10-K for the year ended December 31, 2000).

10.121

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

10.122	Amended Schedule of Heller Mortgages and Deeds of Trust which are substantially in the form of Heller Mortgage/Deed of Trust referenced above (filed herewith).
10.123

Purchase and Sale Agreement dated as of February 28, 2003 by and among ALS Venture II, Inc. and Wynwood of Chapel Hill LLC as Sellers and SNH ALT Leased Properties Trust as Purchaser (certain exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits) (filed herewith).

10.124

Lease Agreement dated as of February 28, 2003 between AHC Trailside, Inc. and SNH ALT Leased Properties Trust (certain exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits) (filed herewith).

10.125	Guaranty Agreement dated as of February 28, 2003 by Registrant in favor of SNH ALT Leased Properties Trust (filed herewith).
10.126	Guaranty Agreement dated as of February 28, 2003 by Pomacy Corporation in favor of SNH ALT Leased Properties Trust (filed herewith).
10.127

Loan Agreement dated as of February 28, 2003 by and between Pomacy Corporation and SNH ALT Mortgaged Properties Trust (certain exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits) (filed herewith).

10.128	Guaranty Agreement dated as of February 28, 2003 by the Registrant in favor of SNH ALT Mortgaged Properties Trust (filed herewith).
10.129	Guaranty Agreement dated as of February 28, 2003 by AHC Trailside, Inc. in favor of SNH ALT Mortgaged Properties Trust (filed herewith).
10.130

Office Lease dated December 31, 2001 between the Registrant and Innovation Partners, LLC (incorporated by reference to Exhibit 10.130 to the Registrant's Form 10-K for the year ended December 31, 2001).

10.131

Form of Promissory Note dated December 31, 2001 by the Registrant in favor of the Lenders set forth in the schedule attached thereto (incorporated by reference to Exhibit 10.131 to the Registrant's Form 10-K for the year ended December 31, 2001).

10.132

Form of Subordinated Promissory Note dated December 31, 2001 by the Registrant in favor of the Lenders set forth in the schedule attached thereto (incorporated by reference to Exhibit 10.132 to the Registrant's Form 10-K for the year ended December 31, 2001).

No.	EXHIBIT Description
10.133

Purchase Agreement dated December 27, 2002 by and between the Registrant and Elderly Living IX, Limited Partnership. (incorporated by reference to Exhibit 99.11 to the Registrant's Form 8-K/A filed January 31, 2003).

10.134

Debtor-In-Possession Credit Agreement dated as of January 22, 2003 among the Registrant, the persons identified therein as Lenders and Holiday Retirement Consulting Services LLC, acting as agent for the Lenders (certain of the exhibits to this document have been omitted; the Registrant agrees to furnish copies of such omitted exhibits supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 99.5 to the Registrant's Form 8-K/A filed January 31, 2003).

10.135

Intercreditor, Standstill and Subordination Agreement dated as of January 22, 2003 between Capmark Services, L.P. and Holiday Retirement Consulting Services LLC, in its capacity as Agent for the holder of the Mezzanine Loan (as defined therein) (certain of the exhibits to this document have been omitted; the Registrant agrees to furnish copies of such omitted exhibits supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 99.6 to the Registrant's Form 8-K/A filed January 31, 2003).

11.1	Statement re: Computation of Per Share Earnings.
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
99.1	Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Company's Chief Financial Office pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2.     Schedule of Valuation and Qualifying Accounts
		Additions
	Balance at	Charged to	Write-offs		Balance at
	Beginning	Costs and	and	Other	End of
Description	of Period	Expenses	Disposals	Changes	Period

Allowance for Uncollectible Accounts Receivable

Year Ended December 31, 2000	(2,861,387)	(2,012,785)	2,465,267	---	(2,408,905)

Year Ended December 31, 2001	(2,408,905)	(3,771,337)	1,651,007	---	(4,529,235)

Year Ended December 31, 2002	(4,529,235)	(2,419,018)	1,312,361		(5,635,892)

Tax Valuation Allowance

Year Ended December 31, 2000	---	---	---	(53,042,000)	(53,042,000)

Year Ended December 31, 2001	(53,042,000)	---	---	(108,405,000)	(161,447,000)

Year Ended December 31, 2002	(161,447,000)	---	---	(57,452,000)	(218,899,000)

Reserve for Loss on Disposal and Joint Venture Settlements

Year Ended December 31, 2000	---	---	---	---	(22,163,468)

Year Ended December 31, 2001	(22,163,468)	(161,247,224)	32,888,982	---	(150,521,710)

Year Ended December 31, 2002	(150,521,710)	(15,442,864)	97,655,580	---	(68,308,994)

Independent Auditors' Report

The Board of Directors and Stockholders
Alterra Healthcare Corporation:

Under date of March 27, 2003, we reported on the consolidated balance sheets of Alterra Healthcare Corporation and Subsidiaries (the Corporation) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion in this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in notes 4 and 8, the Corporation adopted the provisions of Statement of Financial Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets, respectively, in 2002.

The audit report on the consolidated financial statements of the Corporation referred to above contains an explanatory paragraph that states that the Corporation filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The uncertainties inherent in the bankruptcy process and the Corporation's recurring losses along with the violations of certain debt covenants and cross covenants violations as of December 31, 2002 and 2001 raise substantial doubt about the Corporation's ability to continue as a going concern. The Corporation is currently operating its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court, and continuation of the Corporation as a going concern is contingent upon, among other things, the confirmation of a plan of reorganization, the ability to comply with all debt covenants, the ability to generate sufficient cash from operations, and the ability to obtain financing sources to meet future obligations. If no reorganization plan is approved, it is possible that the Corporation may be liquidated. The consolidated financial statement schedule does not include any adjustments that might result from the outcome of these uncertainties.

KPMG LLP
Chicago, Illinois
March 27, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on the 31st day of March, 2003.

ALTERRA HEALTHCARE CORPORATION

By: /s/ Mark W. Ohlendorf
Mark W. Ohlendorf Senior Vice President, Chief Financial Officer, and Secretary

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Patrick F. Kennedy Patrick F. Kennedy	President and Chief Executive Officer

Senior Vice President, Chief Financial
/s/ Mark W. Ohlendorf Mark W. Ohlendorf	Officer and Secretary
(Principal Financial Officer)

Vice President, Treasurer, and Assistant Secretary
/s/ Kristin A. Ferge Kristin A. Ferge	(Principal Accounting Officer)

/s/ Gene E. Burleson Gene E. Burleson	Chairman of the Board and Director

/s/ William E. Colson William E. Colson	Director

/s/ Ronald G. Geary Ronald G. Geary	Director

/s/ Robert Haveman Robert Haveman	Director

/s/ WilliamG. Petty, Jr. William G. Petty, Jr.	Director

302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF ALTERRA HEALTHCARE CORPORATION

I, Patrick F. Kennedy, certify that:

1.     I have reviewed this annual report on Form 10-K of Alterra Healthcare Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Patrick F. Kennedy
Patrick F. Kennedy,
Chief Executive Officer and President

302 CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF ALTERRA HEALTHCARE CORPORATION

I, Mark W. Ohlendorf, certify that:

1.     I have reviewed this annual report on Form 10-K of Alterra Healthcare Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Mark W. Ohlendorf
Mark W. Ohlendorf,
Chief Financial Officer, Senior Vice President
and Secretary

EXHIBIT 11.1      COMPUTATION OF NET INCOME PER SHARE

	Twelve Months Ended December 31,
	2002	2001	2000
Basic:
Net loss from continuing operations before cumulative effect of change in accounting principle- attributable to common shares	$(59,374)	$(280,685)	$(109,329)
Loss on discontinued operations	(116,762)	(19,242)	(8,477)
Cumulative effect of change in accounting principle	(45,866)	--	--
Net loss attributable to common shares	(222,002)	(299,927)	(117,806)

Weighted average common shares outstanding	22,266	22,192	22,108

Net loss from continuing operations before cumulative effect of change in accounting principle - per share	$(2.67)	$(12.65)	$(4.95)
Loss on discontinued operations- per share	(5.24)	(0.87)	(0.38)
Cumulative effect of change in accounting principle-per share	(2.06)	--	--
Net loss per common share	$(9.97)	$(1.94)	$(5.33)

Diluted: Not included as convertible debentures are antidilutive.

Exhibit 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF ALTERRA HEALTHCARE CORPORATION

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350, and accompanies the annual report on Form 10-K (the "Form 10-K") for the year ended December 31, 2002 of Alterra Healthcare Corporation (the "Issuer").

I, Patrick F. Kennedy, the Chief Executive Officer of Issuer, certify that, to the best of my knowledge:

    the Form 10-K fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)), as amended; and
    the information contained in the Form 10-K fairly presents, in all material respect, the financial condition and results of operations of the Issuer.

Dated:      March 31, 2003

 /s/ Patrick F. Kennedy_________________

                                   Patrick F. Kennedy

Chief Executive Officer and President

Exhibit 99.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF ALTERRA HEALTHCARE CORPORATION

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350, and accompanies the annual report on Form 10-K (the "Form 10-K") for the year ended December 31, 2002 of Alterra Healthcare Corporation (the "Issuer").

I, Mark W. Ohlendorf, the Chief Financial Officer of Issuer, certify that, to the best of my knowledge:

    the Form 10-K fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)), as amended; and
    the information contained in the Form 10-K fairly presents, in all material respect, the financial condition and results of operations of the Issuer.

Dated: March 31, 2003

  /s/ Mark W. Ohlendorf
Mark W. Ohlendorf
Chief Financial Officer, Senior Vice
President and Secretary