Form 10-K/A
period 2002-12-31
ALTERRA HEALTHCARE CORP
filed 2003-04-03
CIK 1013218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K/A Amendment No. 1 ________________________________

[MARK ONE]

☒	AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _________ to ________ Commission file number 1-12000 _______________________________________
Alterra Healthcare Corporation
(Exact name of Registrant as specified in its charter)

	Delaware	39-1771281
	(State of Incorporation) 10000 Innovation Drive Milwaukee, WI (Address of principal executive offices)	(IRS Employer Identification No.) 53226 (Zip Code)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒       No     _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. —

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes _____ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,449,289 as of March 24, 2003. The number of outstanding shares of the Registrant's Common Stock was 22,266,262 shares as of March 24, 2003.

EXPLANATORY NOTE

This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of Alterra Healthcare Corporation (the "Company") for the fiscal year ended December 31, 2002 (the "2002 Form 10-K"):

Items 1, 7, 10, 12 and 16 have been amended to make various minor and typographical corrections and eliminate duplicative statements in the initial filing of the 2002 Form 10-K.

Item 8 has been amended to include additional subsequent event disclosures in Footnote 1 (b) and to make various minor and typographical corrections to the initial filing of the 2002 Form 10-K.

This Report on Form 10-K/A also amends and restates in its entirety the Signature Page of the 2002 Form 10-K (dates of execution inadvertently omitted from the initial filing of the 2002 Form 10-K).

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

On January 22, 2003, in order to seek to facilitate and complete our on-going restructuring initiatives, the Company filed a voluntary petition for relief (the "Chapter 11 Filing") in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). None of the Company's subsidiaries or affiliates are included in the Chapter 11 Filing. The Company remains in possession of its assets and properties and continues to operate its business as a "debtor-in-possession" ("DIP") under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. On March 18, 2003, upon application of the American Stock Exchange ("AMEX"), the Securities and Exchange Commission struck the Company's common stock and other securities from listing and registration on the AMEX.

Our statements in this annual report relating to matters that are not historical facts are forward-looking statements based on our management's belief and assumptions based upon currently available information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we are unable to provide assurances that our expectations will prove to be correct. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company's operation and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied in such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of the Company to satisfy its operating and capital needs during the pendency of its Bankruptcy Case; the Company's ability to successfully negotiate necessary modifications and amendments with its secured lenders and lessors; the Company's ability to access financing needed to refinance significant pending debt maturities; the ability of the Company to continue as a going concern; the ability of the Company to develop, prosecute, confirm and consummate a Chapter 11 plan of reorganization; the Company's ability to identify and consummate a liquidity transaction providing net proceeds in amounts necessary to effectively address the projected capital and liquidity needs of the Company; risks associated with third parties seeking and obtaining court approval for the appointment of a Chapter 11 trustee or to convert the case to a Chapter 7 liquidation; the potential adverse impact of the Chapter 11 Filing on the Company's relationships with its residents, vendors and employees; competition and the ability of the Company to attract private pay residents to its residences; the Company's ability to fund and maintain self insurance programs at levels necessary to address potential liability claims and satisfy the requirements of lenders and lessors; government legislation and regulation; and other risks and uncertainties as may be set forth from time to time in the Company's reports filed with the Securities and Exchange Commission.

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

In conjunction with our Chapter 11 Filing, we secured a $15 million debtor-in-possession ("DIP") credit facility from affiliates of certain principal holders of the Company's pay-in-kind securities issued in the summer of 2000. The Bankruptcy Court issued an order approving our borrowing up to $6.5 million under the DIP credit facility on an interim basis on January 24, 2003. Additional borrowings under the DIP credit facility will require further approval of the Bankruptcy Court, which we expect to obtain in April 2003.

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

Portfolio Rationalization. The Restructuring Plan calls for the disposition of 136 of our residences (collectively, the "Disposition Assets") that we determined to be non-strategic for one or more of a variety of reasons. The disposition of the residences included in the Disposition Assets has been accomplished primarily by actively working with the lenders and lessors to identify new operators and selling assets through an organized sales process. During the year ended December 31, 2002 we recognized a net gain on disposal of $3.9 million, including a gain of $13.7 million in continuing operations and a loss of $9.8 million in discontinued operations, relating to the sale of 36 residences, 11 land parcels and four lease terminations. Additionally, as a result of various asset refinancings, six assets were removed from the Disposition Asset classification and a corresponding gain of $9.2 million was recognized in accordance with SFAS No. 121 and SFAS No. 144, resulting from the reversal of the related loss reserve estimates due to changes in valuations associated with those assets. As of December 31, 2002, 105 residences representing 4,692 resident capacity have either been sold or transferred to a new lessee. In addition, we sold 21 land parcels and transitioned ownership of 3 residences through deed-in-lieu of foreclosure transactions. As of December 31, 2002, approximately $68.3 million is reserved for losses relating to future asset sales, lease terminations and joint venture settlements. A condition to our disposing of the remaining Disposition Assets will be obtaining the consent of the applicable lender or lessor and, in certain cases, the consent of the applicable joint venture partner.

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

In addition to these impaired credit facilities, we are continuing to seek to negotiate amendments and modifications with the applicable lenders with respect to our other principal secured credit facilities in order to, depending on the specific case, reset covenants, obtain consent to sell certain mortgaged residences, secure waivers of prior defaults and, in certain cases, to extend scheduled maturities. These credit facilities represent $300.9 million of financing secured by an aggregate of 94 residences with an aggregate capacity of 4,502 beds as of December 31, 2002. Discussions with certain of these lenders have commenced, and we have executed definitive binding agreements with lenders with respect to $174.4 million of indebtedness secured by 60 residences with an aggregate capacity of 2,677 beds, providing for, among other things, extensions of debt maturities, waivers of prior defaults and amendments of certain covenants. In February 2003, we refinanced 31 residences previously financed pursuant to two secured debt facilities, obtaining $61.0 million of sale leaseback financing related to 25 residences with a capacity of 894 beds and borrowing $6.9 million of secured debt secured by 6 residences with a capacity of 182 beds. (See "Subsequent Events," Note 20 to the Consolidated Financial Statements for further discussion). We anticipate that we will need to negotiate restructuring agreements and to secure waivers and amendments with certain of our secured lenders as a condition to confirming our Plan and consummating any Liquidity Transaction.

REIT Lessor Negotiations. At December 31, 2002, we had five multi-residence portfolios leased from various REITs, not including the 25 residence sale/leaseback financing closed in February 2003. These portfolios include an aggregate of 200 residences with an aggregate capacity of 8,715 beds. We have entered into restructuring agreements with respect to each of these five multi-residence lease portfolios. These restructurings included the amendment of certain lease covenants and terms and, in three lease facilities, the conversion of individual leases into single master leases. The cash rent due under one lease facility was modified through the application of various deposits held by the landlord to satisfy a portion of the cash rent obligation in the early years of the restructured master lease.

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

•      Clare Bridge. Our Clare Bridge dementia residence model ranges in size from 20,500 to 28,000 square feet, is a single-story residence accommodating 38 to 52 residents, and is primarily located in metropolitan and suburban markets. We seek to create a "home-like" setting that addresses the resident's cognitive limitations using internal neighborhoods consisting of rooms which are scaled to the size typically found in an upper-income, single-family home with the same level of furniture, fixtures and carpeting. Key features specific to the needs of Clare Bridge residents generally include indoor wandering paths, a simulated "town-square" area, secure outdoor spaces with raised gardening beds, directional aids to assist in "wayfinding" such as signs, color-coded neighborhoods and memory boxes with the resident's photograph outside of their unit, and specifically designed furniture suitable for incontinent residents. The average monthly rate charged per resident in Clare Bridge residences during the fourth quarter of 2002 was approximately $3,700.

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

With respect to our remaining joint ventures, the Company and our joint venture partner generally formed and capitalized a limited partnership or a limited liability company that acquired a leasehold interest in an assisted living residence under development by us. Our percentage equity interests in these joint venture entities varies from joint venture to joint venture, ranging from 9.8% minority interests to 51.0% majority interests. These joint venture entities typically retain us as manager pursuant to a market rate management agreement. Under certain of these arrangements, we agreed to fund the operating deficit requirements of the applicable joint venture for a three year period once the available equity and debt financing was fully utilized. Pursuant to the operative agreements, we have the right to acquire (call option) the joint venture partner's equity interest in the joint venture entity at a price based upon an agreed upon return on investment or fair market value to the joint venture partner. Similarly, after a specified waiting period, the joint venture partner has the right to require us to purchase (put option) the partner's equity interest in the joint venture entity at a price based upon the appraised fair market value of the residence operated by the joint venture entity. In certain circumstances, the purchase price payable upon an exercise of the put option is based upon a fair market value determination based on an assumption that the applicable residence has achieved and is maintaining stabilized occupancy. Any losses from the operation of residences owned or leased by these joint venture structures are generally allocated on a basis consistent with the respective partner's interest in overall cash distributions and the economic substance of the joint venture arrangement, which may result in losses being disproportionately allocated to the joint venture partners who made disproportionate contributions of invested capital. We are seeking to negotiate a conclusion of these remaining joint venture arrangements as a part of the Restructuring Plan.

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

Like other healthcare facilities, assisted living residences are subject to periodic survey or inspection by governmental authorities. From time to time in the ordinary course of business, government agencies issue deficiency reports and impose remedial action. We review these reports and remedial actions and seek to take appropriate corrective action. Although most inspection deficiencies are resolved through a plan of correction, the reviewing agency typically is authorized to take action against a licensed facility where deficiencies are noted in the inspection process. Action may include imposition of fines, imposition of a provisional or conditional license, or suspension or revocation of a license or other sanctions. Currently, two of the Company's residences are the subject of pending state license revocation proceedings, which the Company is vigorously contesting. Any failure by us to comply with applicable requirements could have a material adverse effect on our business, financial condition and results of operations. Regulatory authorities in some of the states in which we operate have increased the frequency of their inspections due to our Chapter 11 filing.

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

Trademarks

Alterra®, St Crossings®, Wynwood®, Clare Bridge®, Sterling Cottage ® and Clare Bridge Cottage® are registered service marks of ours.

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

Uncertainty Regarding Consequences of Restructuring and Bankruptcy Case. On January 22, 2003, in order to facilitate and to seek to complete our on-going restructuring initiatives, the Company filed a voluntary petition with the Bankruptcy Court to reorganize under Chapter 11 of the Bankruptcy Code. In connection with the Chapter 11 Filing, there can be no assurance:

•      That the amounts available to the Company through the DIP financing will be sufficient to fund the operating and capital needs of the Company until such time as the Company is able to propose and consummate a plan of reorganization that will be acceptable to the Company's creditors and confirmed by the Bankruptcy Court;

•      That the Company will be able to successfully solicit and consummate a Liquidity Transaction that provides sufficient capital to the Company to facilitate confirmation of our Plan and to address our projected capital and liquidity needs;

•      That any plan of reorganization confirmed in connection with the Bankruptcy Case will allow the Company to operate profitably or give the Company sufficient liquidity to meet its operational needs;

•      That the Company will be able to successfully negotiate with its secured lenders and lessors further modifications and amendments to the Company's secured debt and lease facilities in order to facilitate consummation of the Plan and satisfy any conditions to funding a Liquidity Transaction imposed by the prospective investor group;

•      Regarding the future availability or terms of financing in light of the Company's financial condition and need to address significant upcoming debt maturities in 2003 and 2004;

•      Regarding any adverse actions which may be taken by creditors or lessors of the Company which may have the effect of preventing or unduly delaying confirmation of a plan of reorganization in connection with the Bankruptcy Case; and

•      That third parties will not seek to obtain or in fact obtain Bankruptcy Court approval to terminate or shorten the exclusivity period for the Company to confirm a plan of reorganization, for the appointment of a trustee or to convert the Bankruptcy Case to a Chapter 7 liquidation.

•      In addition, the Bankruptcy Case may disrupt the Company's operations and may result in a number of other operational difficulties, including the following:

The Company's ability to access capital markets will likely be limited;

•      The Company's senior management may be required to expend a substantial amount of time and effort structuring a plan of reorganization, which could have a disruptive impact on management's ability to focus on the operation of the Company's business;

•      The Company may be unable to retain employees, including top management and other key personnel;

•      The Company may experience a reduction in the census at its assisted living facilities; and

•      Vendors and suppliers to the Company may stop providing services or supplies to the Company or provide such services or supplies only on "cash on delivery," "cash on order" or other terms that could have an adverse impact on the Company's liquidity.

While it is management's intention, to the extent practicable, to seek to restore value to the various constituencies comprising our junior capital structure, in light of uncertainty as to the fair value of a reorganized Alterra available for distribution to junior capital constituencies, the outcome of restructuring negotiations with our secured lenders and lessors and the impact of the subordination provisions governing our Subordinated Debentures and corporate and bankruptcy law doctrines relating to the relative rights of holders of debt and equity interests in the Company, no assurances may be given as to the value, if any, various junior capital structure constituencies will have in the restructured Company. Based on our current estimates of value, it appears likely that no distribution of value would be made to certain classes of unsecured debt or to any class of capital stock of the Company upon conclusion of the Bankruptcy Case. Similarly, as our Plan is largely dependent upon our ability to negotiate and to comply with consensual restructuring arrangements with our principal lenders and lessors, no assurances may be given as to whether we will be able to restructure the Company.

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

Risks Associated with Continuing Defaults under Loan, Lease and Subordinated Debenture Obligations. We did not make loan and lease payments to many of our secured lenders and lessors during 2001 and are now in default with respect to certain of these obligations. Any payment default or other default with respect to outstanding obligations could cause the lender to foreclose upon the residences securing the indebtedness or, in the case of a lease, to terminate the lease, with a consequent loss of income and asset value to us. As the substantial majority of our secured debt relates to loans to our subsidiaries (who are not debtors in the Bankruptcy Case), the automatic stay of our Chapter 11 Filing would not stay foreclosure actions with respect to the majority of our mortgaged residences, if lenders were to elect to pursue such a remedy. Management believes that, despite the pendency of these defaults, during the near term the majority of these secured lenders and lessors will continue to participate in restructuring discussions with us. No assurances can be given, however, that this will be the case. In fact, one of our lessors has terminated our leases for 11 residences and other lenders and lessors have begun to exercise various remedies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources." As many of our principal credit, lease and other financing facilities are cross-defaulted to a material default occurring under other credit, lease or financing facilities, our continuing payment defaults under certain of our credit facilities has resulted in our being in default under many other loan and lease facilities. A component of our Restructuring Plan is seeking to secure waivers of these cross-defaults from the applicable lenders and lessors.

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

Risks Associated with the Disposition of Assets and Termination of Leases. A key component of our Restructuring Plan relates to the disposition of a number of residences that are owned or leased by the Company. This disposition strategy involves a number of risks and uncertainties. Availability of financing for assisted living properties is currently limited due to substantial reductions in lending activity by traditional financing sources including commercial banks, other secured lenders and REITs. As such, potential purchasers of Company residences may be limited in their ability to obtain necessary financing which may affect both the price at which Company assets may be sold and the ability of potential purchasers to execute transactions. In addition, the residences that the Company intends to sell or otherwise dispose of generally are in lease-up or have historically operated at a loss. Both the availability of financing and number of potential purchasers tend to be more limited for residences that are operating significantly below their economic potential. In addition, many operating companies within the assisted living sector have encountered financial and operating difficulties similar to those experienced by the Company. This may limit the universe of potential purchasers because those other assisted living companies may be financially or operationally incapable of effecting acquisition transactions or because they may be attempting to sell or otherwise dispose of assets from their own portfolios. Finally, with respect to a number of residences included in our Disposition Assets, we are not free to sell or dispose of the residence without the consent of the applicable lender or lessor and, in certain cases, the consent of our joint venture partners.

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

Liability and Insurance. The provision of personal and healthcare services entails an inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits alleging malpractice or related legal theories, including criminal prosecutions, many of which involved large claims and resulted in the incurrence of significant defense costs. In addition, compared to more institutional long-term care facilities, assisted living residences (especially dementia care residences) of the type we operate offer residents a greater degree of independence in their daily lives. This increased level of independence, however, may create a greater risk of adverse events that would occur in more institutionalized settings. The rapidly escalating magnitude of tort claims and the resulting rapid increase in the cost of medical malpractice liability insurance have been significant issues for the assisted living industry in general for the last several years. Before 2000, Alterra was able to purchase "traditional" medical malpractice liability insurance at a much lower cost than current premium levels. For the coverage year ended June 30, 2000, Alterra paid a premium of approximately $1.5 million to insure its 17,000 beds under a policy with coverage limits of $22.0 million and a deductible of $25,000 per claim. For the coverage year ended June 30, 2001, the annual premium had increased to approximately $6.0 million under a policy with coverage limits of $15.0 million and a deductible of $250,000 per claim (an increase of more than six-fold including the projected impact of deductible payments). For periods after June 30, 2001, Alterra has been unable to purchase medical malpractice insurance in the traditional insurance market and therefore has resorted to various forms of self-insurance. In order to fund a self-insurance program upon consummation of its Plan, Alterra will need access to additional capital from a Liquidity Transaction. There can be no assurance that claims in excess of our current insurance programs or claims not covered by insurance, such as claims for punitive damages, will not be successfully asserted. A successful claim against us not covered by, or in excess of, our insurance could have a material adverse effect upon our financial condition and results of operations. Claims against us, regardless of their merit or eventual outcome, including pending criminal proceedings against the Company, may also have a material adverse effect upon our ability to attract or retain residents, to retain applicable licenses, or to expand our business, and may require us to devote substantial time to matters unrelated to day-to-day operations. Similarly, there can be no assurance that we will be able to obtain liability insurance in the future or that, if insurance is available, it will be available on acceptable economic terms or with coverages we or our lenders and lessors require, in light of our current financial circumstance.

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

Competition. The long-term care industry is highly competitive and, given the relatively low barriers to entry and continuing healthcare cost containment pressures, we expect that the assisted living segment will become increasingly competitive in the future. We compete with other companies providing assisted living services as well as numerous other companies providing similar service and care alternatives, such as home health care agencies, congregate care facilities, retirement communities and skilled nursing facilities. As assisted living residences receive increased market awareness and the number of states which include assisted living services in their Medicaid programs increases, competition will increase from new market entrants, many of whom may have substantially greater financial resources than we have. There can be no assurance that increased competition will not adversely affect our ability to attract or retain residents or maintain our existing rate structures. Many of our present and potential competitors have, or may have access to, greater financial resources than those available to us. Consequently, there can be no assurance that we will not encounter increased competition in the future which could limit our ability to attract and retain residents, to maintain or increase resident service fees or to expand our business and could have a material adverse effect on our business, operating results and financial condition. We are not able to accurately predict the effect that the healthcare industry trend towards managed care will have on the assisted living marketplace. Managed care, an arrangement whereby service and care providers agree to sell specifically defined services to one or more public or private payors (frequently not the end user or resident) subject to a predefined system in an effort to achieve more efficiency with respect to utilization and cost, is not currently a significant factor in the assisted living marketplace. However, managed care plans sponsored by insurance companies or HMOs may in the future be a factor in the assisted living marketplace. There can be no assurance that we will not encounter increased competition or be subject to other competitive pressures that could affect our business, operating results or financial condition as a result of managed care. We believe that due to the recent Chaper 11 Filing, the foregoing competitive risks could pose an even greater challenge for the Company.

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

In conjunction with our Chapter 11 Filing, we secured a $15 million DIP credit facility from affiliates of certain principal holders of the Company's pay-in-kind securities issued in the summer of 2000. The Bankruptcy Court issued an order approving our borrowing up to $6.5 million under the DIP credit facility on an interim basis on January 24, 2003. Additional borrowings under the DIP credit facility will require further approval of the Bankruptcy Court, which we expect to obtain in April 2003.

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

Going forward, we will report our financial statements on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with SOP 90-7. Accordingly, all pre-petition liabilities subject to compromise will be segregated in the Consolidated Balance Sheets and classified as liabilities subject to compromise, at the estimated amount of allowable claim. Liabilities not subject to compromise are separately classified as current and non-current. Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as reorganization items. Cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows. Based on our Chapter 11 Filing, we estimate that $576.0 million of liabilities as of December 31, 2002 would be deemed to be subject to compromise in accordance with SOP 90-7.

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

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Residence Service Fees. Residence service fees for the year ended December 31, 2002 were $413.6 million representing a decrease of $13.7 million, or 3.2%, from the $427.3 million for the comparable 2001 period. This decrease resulted primarily from a decrease in the number of residences operated in 2002, together with a decline in occupancy rates offset by rate increases instituted during the past 12 months. Average rates were $2,826 and $2,710 as of December 31, 2002 and 2001, respectively. Company-wide occupancy was 83.5% and 84.9% as of December 31, 2002 and 2001, respectively.

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

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2002 was $25.8 million, representing a decrease of $8.7 million, or 25.2%, from the $34.5 million of depreciation and amortization for the comparable 2001 period. This decrease resulted primarily from the sale of 36 assets during the past 12 months, the assets classified as held for sale which are not depreciated, and the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates ongoing depreciation of goodwill and other intangible assets.

Impairment Charge. The Company recognized an impairment charge of $4.8 million in accordance with SFAS No. 144 for the year ended December 31, 2002. This impairment charge was based on the difference between an asset's carrying amount and fair value, where the fair value was determined by estimating the present value of estimated future cash flows.

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

Goodwill Impairment Loss. The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. Under the transitional provisions of SFAS No. 142, the Company identified its reporting units and performed impairment tests on the net goodwill associated with each of these reporting units. The fair value of the owned reporting units was determined by estimating the terminal value of the future cash flows. The fair value of the leased reporting units was determined by estimating the present value of the cash flows for the life of the lease. Based on this impairment testing, the Company recorded an impairment loss of $54.7 million in the first quarter of 2002. The impairment loss has been recorded as a cumulative effect of change in accounting principle and as loss on discontinued operations in the accompanying condensed consolidated statements of operations for the year ended December 31, 2002. As of December 31, 2002, the Company performed its annual impairment test required by the provisions of SFAS No. 142 in which an additional impairment loss of $9.5 million was identified based on revised cash flow projections. The $9.5 million annual impairment loss has been recorded in other expenses in the accompanying consolidated statements of operations for the year ended December 31, 2002.

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

In conjunction with our Chapter 11 Filing, in January 2003 we secured a $15 million DIP credit facility from affiliates of certain principal holders of the Company's pay-in-kind securities issued in the summer of 2000. The Bankruptcy Court issued an order approving our borrowing up to $6.5 million under the DIP credit facility on an interim basis on January 24, 2003. Additional borrowings under the DIP credit facility will require further approval of the Bankruptcy Court, which we expect to obtain in April 2003.

During 2001 we completed sale/leaseback refinancing transactions with one of our major REITs relating to seven residences for an aggregate purchase price of $26.5 million. The proceeds of these refinancings were used principally to retire mortgage and accrued interest obligations. We also negotiated extensions of loan maturities of between one to four years with respect to approximately $72.3 million of our secured debt during 2001.

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

Additionally, growth in residence operating cash flow has been slower than projected as a result of (i) increased operating costs, including labor, utilities and liability insurance and, (ii) slower fill rates in our pre-stabilized residences and reduction in occupancy levels in certain of our stabilized residences. As a result of ongoing operating losses and these identified future capital needs, we expect that our projected cash needs during 2003 will exceed our projected identified cash resources. To satisfy these cash shortfalls and to preserve the integrity of our operations, we are pursuing a Liquidity Transaction and a Restructuring Plan which seeks, among other things, to dispose of a significant number of our residences which operate with cash shortfalls and to defer some of our debt service obligations until those disposition and negotiated restructurings of our principal debt and lease obligations can occur. See "Business-- Chapter 11 Bankruptcy and Restructuring Activities".

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

In addition to these impaired credit facilities, we are continuing to seek to negotiate amendments and modifications with the applicable lenders with respect to our other principal secured credit facilities in order to, depending on the specific case, reset covenants, obtain consent to sell certain mortgaged residences, secure waivers of prior defaults and, in certain cases, to extend scheduled maturities. These credit facilities represent $300.9 million of financing secured by an aggregate of 94 residences with an aggregate capacity of 4,502 beds as of December 31, 2002. Discussions with certain of these lenders have commenced, and we have executed definitive binding agreements with lenders with respect to $174.4 million of indebtedness secured by 60 residences with an aggregate capacity of 2,677 beds, providing for, among other things, extensions of debt maturities, waivers of prior defaults and amendments of certain covenants. In February 2003, we refinanced 32 residences previously financed pursuant to two secured debt facilities, obtaining $61.0 million of sale leaseback financing related to 25 residences with a capacity of 894 beds and borrowing $6.9 million of secured debt secured by six residences with a capacity of 182 beds. (See "Subsequent Events," Note 20 to the Consolidated Financial Statements for further discussion). We anticipate that we will need to negotiate restructuring agreements and to secure waivers and amendments with certain of our secured lenders as a condition to confirming our Plan and consummating any Liquidity Transaction.

As of December 31, 2002, we had five multi-residence portfolios leased with various REITs, not including the 25 residence sale/leaseback financing closed in February 2003. These portfolios include an aggregate of 200 residences with a capacity of 8,715 beds. We have entered into restructuring agreements with respect to each of these lease portfolios. These restructurings included the amendment of certain lease covenants and terms and, in three lease facilities, the conversion of individual leases into single master leases. The cash rent due under one lease facility was modified through the application of various deposits held by the landlord to satisfy a portion of the cash rent obligation in the early years of the restructured master lease.

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

Given the uncertainty as to the outcome of our remaining restructuring negotiations with senior capital constituencies, and given the impact of operative subordination provisions and corporate and bankruptcy law doctrines governing the relative rights of holders of debt and equity interests in the Company, it is very difficult for us to predict what value, if any, various junior capital constituencies will receive in the restructured Alterra. While it is management's intention, to the extent practicable, to seek to restore value to our junior capital, no assurances may be given as to what value, if any, various junior capital constituencies will have in the restructured Company. Based on our current estimates of value, it appears that no distribution of value would be made to certain classes of unsecured debt or to any class of capital stock of the Company upon the conclusion of the Bankruptcy Case.

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

To address our long-term liquidity and capital needs, including our upcoming debt maturities, we intend to (i) seek to identify and consummate a Liquidity Transaction in connection with confirming our Plan; (ii) continue our negotiations with our lenders, lessors, joint venture partners, and to seek to implement the Restructuring Plan and the Plan; (iii) continue to implement operating initiatives focused on overall rate and occupancy improvement and overhead reductions; (iv) dispose of under-performing and non-strategic residences in order to reduce associated financing costs, operating expenses and to generate cash; and (v) seek to identify sources of financing to refinance pending and near term debt maturities. As our Restructuring Plan and the Plan are largely dependent upon our ability to implement negotiated consensual restructuring arrangements with our various capital structure constituencies, no assurances may be given as to whether we will be able to restructure the Company or to restore value to various of our capital structure constituencies.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Alterra Healthcare Corporation and Subsidiaries:

Independent Auditors' Report	40

Consolidated Balance Sheets as of December 31, 2002 and 2001	41

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000	42

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000	43

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	44

Notes to the Consolidated Financial Statements	46-65

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

As discussed in notes 4 and 8, the Corporation adopted the provisions of Statement of Financial Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets, respectively, on January 1, 2002. The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern.

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

KPMG LLP

Chicago, Illinois
March 27, 2003

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
(In thousands except share data)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$13,797	$19,996
Accounts receivable, net	10,253	10,539
Notes receivable, net	--	500
Assets held for sale	57,243	88,166
Other current assets	24,810	31,346
Total current assets	106,103	150,547
Property and equipment, net	492,125	727,416
Restricted cash and investments	2,188	3,312
Goodwill, net	35,515	104,915
Other assets	35,219	52,010
Total assets	$671,150	$1,038,200

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current installments of long-term obligations, including convertible debt	$722,689	$977,651
Current debt maturities on assets held for sale	79,108	140,054
Short-term notes payable	7,144	10,753
Accounts payable	6,812	4,450
Accrued expenses	91,196	62,336
Guaranty liability	58,500	--
Deferred rent and refundable deposits	14,840	16,048
Total current liabilities	980,289	1,211,292
Long-term obligations, less current installments	171,510	82,752
Deferred gain on sale and other	2,147	5,593
Redeemable preferred stock	6,132	5,489
Stockholders' equity (deficit):
Preferred stock, 2,500,000 shares authorized; 1,550,000 and 1,250,000 of which have been designated at December 31, 2002 and 2001, respectively, none of which are outstanding	--	--
Common stock, $.01 par value; 100,000,000 shares authorized; of which 22,266,262 were issued and outstanding on both December 31, 2002 and 2001	221	221
Treasury stock, $.01 par value; 11,639 shares in 2002 and 2001	(163)	(163)
Additional paid-in capital	179,526	179,526
Accumulated deficit	(668,512)	(446,510)
Total stockholders' equity deficit	(488,928)	(266,926)
Total liabilities and stockholders' equity (deficit)	$671,150	$1,038,200

See accompanying notes to consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2002, 2001 and 2000
(In thousands, except per share data)
	2002	2001	2000
Revenue:
Resident service fees	$413,553	$427,259	$410,028
Other	3,162	6,152	13,615
Operating revenue	416,715	433,411	423,643

Operating expenses (income):
Residence operations	287,434	290,713	277,530
Lease expense	58,658	61,866	71,589
Gain on lease termination	(6,204)	--	--
Lease income	(13,755)	(21,336)	(28,222)
General and administrative	46,541	48,881	50,360
(Gain) loss on disposal	(22,914)	189,287	22,515
Depreciation and amortization	25,766	34,535	32,976
Impairment charge	4,773	--	--
Non-recurring charge	--	--	4,232
Total operating expenses	380,299	603,946	430,980
Operating income (loss)	36,416	(170,535)	(7,337)

Other (expense) income:
Interest expense, net	(50,556)	(62,029)	(58,083)
Amortization of financing costs	(4,967)	(9,786)	(8,595)
Gain on debt extinguishments	--	--	13,768
Convertible debt paid in kind ("PIK") interest	(25,824)	(24,303)	(12,483)
Equity in losses of unconsolidated affiliates	(4,856)	(14,338)	(12,763)
Minority interest in profits of consolidated subsidiaries	--	426	1,264
Goodwill impairment loss	(9,487)	--	--
Total other expense, net	(95,690)	(110,030)	(76,892)

Loss before income taxes and the cumulative effect of a change in accounting principle	(59,274)	(280,565)	(84,229)

Income tax (expense) benefit	(100)	(120)	(25,100)

Loss from continuing operations before cumulative effect of a change in accounting principle	$(59,374)	$(280,685)	$(109,329)

Loss on discontinued operations (net of $5,196 of tax expense in 2000)	(116,762)	(19,242)	(8,477)
Cumulative effect of change in accounting principle	(45,866)	--	--

Net loss	$(222,002)	$(299,927)	$(117,806)

Basic loss per common share:
Loss from continuing operations before a change in accounting principle	$(2.67)	$(12.65)	$(4.95)
Loss on discontinued operations	(5.24)	(0.87)	(0.38)
Change in accounting principle	(2.06)	--	--
Basic loss per common share	$(9.97)	$(13.52)	$(5.33)

Diluted loss per share:
Loss from continuing operations before a change in accounting principle	$(2.67)	$(12.65)	$(4.95)
Loss on discontinued operations	(5.24)	(0.87)	(0.38)
Change in accounting principle	(2.06)	--	--
Diluted loss per common share	$(9.97)	$(13.52)	$(5.33)

Weighted average common shares outstanding:
Basic	22,266	22,192	22,108
Diluted	22,266	22,192	22,108
See accompanying notes to consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Years ended December 31, 2002, 2001 and 2000
(In thousands)
	Common Stock, Treasury Stock And Additional Paid-In Capital
	Shares Outstanding	Amounts	Accumulated Deficit	Total

Balances at December 31, 1999	22,100	$179,420	$(28,777)	$150,643

Shares issued-- options exercised	10	22	--	222
Net loss;	--	--	(117,806)	(117,806)
Balances at December 31, 2000	22,110	$179,442	$(146,583)	$32,859

Shares issued-- options exercised	156	142	--	142
Net loss	--	--	(299,927)	(299,927)
Balances at December 31, 2001	22,266	$179,584	$(446,510)	$(266,926)

Net loss	--	--	(222,002)	(222,002)
Balances at December 31, 2002	22,266	$179,584	$(668,512)	$(488,928)

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

On March 27, 2003, the Company filed with the Bankruptcy Court a Plan of Reorganization (the "Plan") and a Disclosure Statement Accompanying Plan of Reorganization (the "Disclosure Statement"). Immediately prior to the filing of its Plan and Disclosure Statement, the Company also filed a motion (the "Bidding Procedures Motion") with the Bankruptcy Court seeking approval of bidding procedures with respect to the solicitation and selection of a transaction contemplating either (i) the sale of capital stock of the reorganized Alterra to be effective and funded upon the confirmation and effectiveness of the Plan (an "Exit Equity Transaction") or (ii) the sale, as a going concern, of all or substantially all of the assets of Alterra to be effective and funded upon the confirmation and effectiveness of the Plan (an "Asset Sale Transaction," together with an Exit Equity Transaction, referred to herein as a "Liquidity Transaction").

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

Based on the Company's Chapter 11 Filing, the following liabilities at December 31, 2002 are deemed to be subject to compromise in accordance with SOP 90-7, on a proforma basis (in thousands):

Accounts payable	$6,812
General liability insurance reserve	20,098
Reserve for loss on joint venture settlements	9,407
Accrued interest on convertible debt	22,371
Guaranty liability	58,500
Notes payable	13,000
PIK debentures	252,429
Convertible debt	187,248
Redeemable preferred stock	6,132

Proforma liabilities subject to compromise	$575,997

(c)      Principles of Consolidation

The consolidated financial statements include the accounts of Alterra Healthcare Corporation and its majority-owned subsidiaries. Results of operations of the majority-owned subsidiaries are included from the date of acquisition. All significant inter-company balances and transactions with such subsidiaries have been eliminated in the consolidation. Investments in other affiliated companies in which the Company has a minority ownership position are accounted for on the equitymethod.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-- Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

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

(6)      Unconsolidated Affiliates and Managed Residences

The Company manages certain residences operated by joint ventures in which it either has no ownership or a minority ownership position, typically less than 10%. The Company also manages certain other residences, including 26 residences managed as a result of the transfer of title to all the stock of its subsidiary to a third party during the year. As of December 31, 2002, the Company owned minority equity interests in entities owning or leasing (and also managed) 18 residences and managed 29 other residences. As of December 31, 2001, the Company owned minority interests in entities owning or leasing (and also managed) 42 residences and managed six other residences. Substantially all the earnings of these unconsolidated residences are included in the statements of operations. Included in other assets of the Company's balance sheet are net investment in and advances to affiliates of $1.7 million and $1.6 million as of December 31, 2002 and 2001, respectively.

The results of operations of these unconsolidated and managed residences for 2002, 2001 and 2000 are as follows (in thousands):

	2002	2001	2000
Residence service fees	$82,223	$77,874	$86,147
Residence operation expenses	62,155	58,514	76,577
Residence profit	20,068	19,360	9,570
Management fee expense	2,601	4,869	11,309
Financing expense	29,725	30,758	43,692
Income (loss) before tax	$(12,258)	$(16,267)	$(45,431)

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

(7)      Restricted Cash and Investments

Restricted cash and investments consist of debt service reserves with interest rates ranging from 1% to 3% and maturities ranging from one to twelve months.

(8)      Goodwill

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

In accordance with SFAS No. 142, the effect of this accounting change is applied prospectively. Amortization expense related to goodwill and other intangible assets was $6.2 million for the year ended December 31, 2001. Supplemental comparative disclosure as if the change had been retroactively applied to the prior period is as follows (in thousands, except per share amounts):

	For the Years Ended December 31,
	2002	2001	2000
Reported net loss from continuing operations before cumulative effect of change in accounting principle	$(59,374)	$(280,685)	$(109,329)
Add: Goodwill amortization	--	6,188	5,150
Adjusted net loss from continuing operations before cumulative effect of change in accounting principle	$(59,374)	$(274,497)	$(104,179)

Basic and diluted earnings per share:

Reported net loss per share from continuing operations before cumulative effect of change in accounting principle	$(2.67)	$(12.65)	$(4.95)
Goodwill amortization-- per share	--	0.28	0.23
Adjusted basic and diluted net loss per share from continuing operations before cumulative effect of change in accounting principle	$(2.67)	$(12.37)	$(4.72)

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

Balance as of January 1, 2002	$104,915
Transition impairment loss	(54,695)
Annual impairment loss	(9,487)
Asset dispositions and transfers to assets held for sale	(5,218)

Balance as of December 31, 2002	$35,515

(9)     Other Assets

     Other assets are comprised of the following at December 31 (in thousands):

	2002	2001
Deferred financing costs, net	$18,710	$35,081
Lease security deposits	7,443	7,266
Deposits and other	9,066	9,663
Total other assets	$35,219	$52,010

(10)      Long-term Debt, Capital Leases, Redeemable Preferred Stock, and Financing Obligations

Long-term debt, capital leases, and financing obligations consist of the following at December 31 (in thousands):

	2002	2001
5.25% convertible subordinated debentures due December 15, 2002, originally callable by the Company on or after December 31, 2000	$112,043	$112,043

7.00% convertible subordinated debentures due June 1, 2004, originally callable by the Company on or after June 15, 2000	40,355	40,355

6.75% convertible subordinated debentures due June 30, 2006, originally callable by the Company on or after July 15, 2000;	34,850	34,850

9.75% Series A convertible debentures due May 31, 2007, originally callable by the Company on or after May 31, 2003	42,500	42,500

9.75% Series B convertible debentures due May 31, 2007, originally callable by the Company on or after May 31, 2003	155,167	137,221

9.75% Series C convertible debentures due May 31, 2007, originally callable by the Company on or after May 31, 2003	54,762	49,795

Total convertible debt	$439,677	$416,764

Mortgages payable, due from 2003 through 2037; weighted average interest rate of 7.29%	$131,719	$27,535

Capital and financing lease obligation payable through 2020; weighted average interest rate of 10.98%	76,967	37,140

Serial and term revenue bonds maturing serially from 2003 through 2013; interest rate of 8.0%	3,405	3,645

Notes payable through 2007; weighted average interest rate of 8.62%	15,286	14,432

Capital leases, financing obligations and mortgage payable in default and subject to acceleration; interest rates from 4.35% to 8.0%	306,253	700,941
Total long-term obligations	973,307	1,200,457
Less current installments and debt maturities on assets held for sale	801,797	1,117,705
Total long-term obligations, less current installments	$171,510	$82,752

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

(12)     Accrued Expenses

Accrued expenses are comprised of the following at December 31 (in thousands):

	2002	2001
Accrued salaries and wages	$13,520	$10,190
Accrued interest	30,440	21,744
General liability insurance reserve	20,098	9,526
Accrued property taxes	6,373	7,859
Accrued vacation	4,751	5,813
Reserve for loss on joint venture settlements	9,407	--
Other	6,607	7,204
Total accrued expenses	$91,196	$62,336

During 2001 the Company implemented a self-insurance program related to liability coverage. The reserve as of December 31, 2002 and 2001 is based on estimates of the magnitude of the expected losses.

(13)     Stockholders' Equity

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

     Stock option activity during the periods indicated is as follows:

	Number of Shares	Wtd.-Avg. Exercise Price
Balance at December 31, 2000	965,187	$12.65
Granted	1,000,000	1.31
Exercised	--	0.00
Forfeited	267,170	14.06
Balance at December 31, 2001	1,698,017	$5.75
Granted	--	0.00
Exercised	--	0.00
Forfeited	569,477	1.31
Balance at December 31, 2002	1,128,540	$7.04

Stock options outstanding at December 31, 2002 are as follows:

Range of exercise prices	Number Outstanding 12/31/02	Average Remaining Contractual Life	Wtd.-Avg. Exercise Price	Number at 12/31/02	Wtd.-Avg. Exercise Price
$0.09-- 1.40	501,229	6.0	$1.31	167,896	$1.30
$1.40-- 8.69	354,313	4.2	5.80	324,249	5.81
$8.70-- 17.94	55,807	4.4	15.66	55,807	15.66
$17.95-- 20.81	190,895	6.0	18.80	189,517	18.81
$20.82-- 29.56	26,296	5.3	29.34	26,296	29.34
Total:	1,128,540	5.2	$7.04	763,765	$9.57

(15)     Income Taxes

The components of the provision for income taxes for the years ended December 31 are as follows (in thousands):

	2002	2001	2000
Income tax expense (benefit):
Current:
Federal	$--	$--	$--
State	100	120	573
Total current	100	120	573

Deferred:
Federal	--	--	20,011
State	--	--	2,516
Total deferred	--	--	24,527
Total	$100	$120	$25,100

Deferred tax assets and liabilities consist of the following at December 31 (in thousands):

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$163,566	$116,712
Development write-off	2,250	7,990
Deferred gain sale/leaseback	--	2,337
Building reserve	27,352	58,649
Accrued expenses	12,593	8,348
Investment in consolidated affiliates	1,017	1,017
Loss contingency	22,815	--
Other	741	1,096
Total deferred tax assets	230,334	196,149
Less valuation allowance	(218,899)	(161,447)
Deferred tax assets, net of valuation allowance	$11,435	$34,702

Deferred tax liabilities:
Acquisition basis	1,715	1,715
Depreciation	4,550	32,987
Deferred gain on sale/leaseback	5,170	--
Deferred tax liabilities	$11,435	$34,702

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

See Note (1) (b) for information regarding the Company's Bankruptcy Case.

(18)     Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2002	2001	2000
Numerator:
Numerator for basic earnings per share net loss	$(222,002)	$(299,927)	$(117,806)
Numerator for diluted earnings per share net loss	$(222,002)	$(299,927)	$(117,806)

Denominator:
Denominator for basic earnings per share weighted average shares	22,266	22,192	22,108

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	22,266	22,192	22,108

Basic loss per common share	$(9.97)	$(13.52)	$(5.33)

Diluted loss per common share	$(9.97)	$(13.52)	$(5.33)

(19)     Impairment Charge

The Company recognized an impairment charge of $4.8 million in accordance with SFAS No. 144 for the year ended December 31, 2002. This impairment charge was identified based on the difference between an asset's carrying amount and fair value, where the fair value was determined by estimating the discounted future cash flows including residual value to be derived from the properties. The carrying value of the assets were reduced to the estimated fair market value, with the associated charge recognized in the Statements of Operations.

(20)     Subsequent Events

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

On February 28, 2003, the Company closed on a $67.9 million sale leaseback and mortgage financing with a new REIT. This financing includes 31 residences with resident capacity of 1,076 beds located in 12 states. The proceeds from this transaction were primarily used to refinance maturing debt and acquire 49% of a joint venture interest.

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

     Gene E. Burleson has served as a director of the Company since 1995 and as Chairman of the Board since January 2003. Mr. Burleson has served as Chairman of the Board of Mariner Healthcare, Inc., a diversified provider of long-term and specialty healthcare services, from February 2000 to May 2002. Mr. Burleson served as the Chief Executive Officer and a director of Vitalink Pharmacy Services, Inc. from February 1997 to August 1997. He served as Chairman of the Board of GranCare, Inc. ("GranCare"), a provider of long-term and specialty healthcare services, from January 1994 to November 1997 and as Chief Executive Officer of GranCare from December 1990 to February 1997. Mr. Burleson also currently serves on the Board of Directors of Deckers Outdoor Corporation, a specialty shoe manufacturer, and a numbers of private companies.

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

There are no family relationships among any of the executive officers or directors of the Company. Upon the Company's issuance of 1,250,000 shares of Series A Stock on May 31, 2000, the holders of the Series A Stock were given the right to elect four directors to the Company's Board of Directors. On May 30, 2002, Ms. Natalie K. Townsend and Messrs. William E. Colson, Robert Haveman and Jerry L. Tubergen were elected as Series A Directors of the Company by the holders of the Series A Stock to serve until the Company's next annual meeting of stockholders. Ms. Townsend and Mr. Tubergen have subsequently resigned from the Board. No other arrangement or understanding exists between any director or director nominee and any other person pursuant to which he or she was or is to be selected as a director or director nominee of the Company.

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

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with during 2002, except that Mr. Kennedy did not report his acquisition of beneficial ownership (by virtue of becoming a member of Holiday Retirement Consulting, LLC on Decmber 31, 2001) of 269,500 shares of Common Stock and 12,305 shares of Series B preferred stock in December 2001 until he filed a Form 4 on April 10, 2002, or his disposition of beneficial ownership of these same shares (by virtue of the redemption of his member interest in Holiday Retirement Consulting, LLC in December 2002) until he filed a Form 4 on or about March 31, 2003.

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

	Shares of Common Stock Beneficially Owned(1)		Series A Stock(2)
Name	Number	Percent	Number	Percent
Jerry L. Tubergen (3)(4)	12,868,832	40.2%	1,205,776	91.2%
Richard M. DeVos, Jr. (3)(4)	12,715,400	39.8	1,205,776	91.2
The Toronto-Dominion Bank (3)(5)	12,249,250	35.5
HBK Investments L.P. (3)(6)	11,483,375	34.0
Robert Haveman (3)(7) †	10,539,995	32.9	1,205,776	91.2
Elsa D. Prince (3)(7)	10,437,367	32.6	1,205,776	91.2
RDVEPCO, L.L.C. (3)(8)	9,716,026	30.4	1,205,776	91.2
AR Investments, Ltd. (9)	2,167,900	9.7
Dimensional Fund Advisors (10)	1,400,100	6.3
Warburg Pincus Asset Management, Inc. (11)	1,263,100	5.7
Transamerica Corporation and Transamerica Investment Services, Inc. (12)	1,149,900	5.2
William E. Colson (13) (14) †	563,346	2.5	116,346	8.8
Holiday Retirement 2000, LLC (3)(13)	560,846	2.5	116,346	8.8
Patrick F. Kennedy (14)‡ †	0	*
Mark W. Ohlendorf‡	242,647	1.1
William G. Petty, Jr. (15)†	141,658	*
Anthony Geonnotti, Jr.	23,782	*
Gene E. Burleson (16)†	52,167	*
Chet H. Bradeen‡	0	*
Ronald G. Geary†	0	*
Kristin A. Ferge‡	0	*
All Executive Officers and Directors as a Group (9 Persons) (17)	11,565,595	35.2

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

(5)      Pursuant to the Equity Transaction, as of August 10, 2000, Toronto-Dominion acquired $29,904,000 of Series B Debentures from the Company and $10,000,000 of Series B Debentures from other debenture holders. Pursuant to an agreement with the Company, Toronto-Dominion has the right to exchange its Series B Debentures for Series C Debentures, which are convertible into Common Stock, subject to compliance by Toronto-Dominion and its affiliates with applicable laws and regulations that restrict their holdings of voting securities. This table reflects Toronto-Dominion's beneficial ownership assuming that it exchanges all of its Series B Debentures for Series C Debentures and converts all of such Series C Debentures into shares of Common Stock. The Company understands, however, that under currently applicable regulatory provisions Toronto-Dominion is prohibited from holding in excess of five percent of the outstanding Common Stock. The Merchant Banking Division of Toronto-Dominion, TD Capital Group, manages Toronto-Dominion's investment in the Company. The principal business address of Toronto-Dominion and TD Capital Group is P.O. Box 1, TD Tower, Toronto, Ontario M5K 1A2, Canada.

(6)      HBK Master Fund L.P. ("HBK Master Fund") owns $43,697,500 in face amount of the Series C Debentures of the Company, which are convertible into shares of the Company's Common Stock. Assuming conversion of such Series C Debentures, HBK Investments L.P. ("Investments") (pursuant to Investment Management Agreements among the parties) will have sole voting power and sole dispositive power with respect to the 10,924,375 shares of the Company's Common Stock issuable to HBK Master Fund. In addition, HBK Master Fund owns 1,100 shares of Common Stock and $11,370,000 in face amount of the 6.75% Debentures of the Company due 2006, which are convertible into shares of the Company's Common Stock. Assuming conversion of such 6.75% Debentures, Investments (pursuant to Investment Management Agreements among the parties) will have sole voting power and sole dispositive power with respect to the 557,900 shares of the Company's Common Stock issuable to HBK Master Fund.

The principal place of business of HBK Master Fund and Investments is 777 Main Street, Suite 2750, Fort Worth, Texas 76102.

(7)      Based upon a Schedule 13D filed on June 12, 2000, by EDP Assisted Living Properties, L.L.C., a Michigan limited liability company, Elsa D. Prince and Robert Haveman (collectively the "Prince Reporting Persons"), the Prince Reporting Persons may be deemed to beneficially own an aggregate of 10,674,583 shares of Common Stock, including 10,371,591 shares and 10,452,052 shares reflected as beneficially owned by Elsa D. Prince and Robert Haveman, respectively. Based upon their Schedule 13D, the Prince Reporting Persons as a group have sole power to vote or to direct the vote and sole power to dispose or direct the disposition of 525,523 shares of Common Stock. Based upon their Schedule 13D, the Prince Reporting Persons, as a group may be deemed to beneficially own (i) 1,140,000 shares of Series A Stock; (ii) $34,041,000 Series A Debentures of the Company; and (iii) $6,950,000 of 7.00% Debentures, all of which are convertible at any time at the holders' option into 1,140,000, 8,510,250, and 343,209 shares of the Company's Common Stock, respectively. Assuming conversion of the securities described above, the Prince Reporting Persons will have sole voting and dispositive power with respect to 525,523 shares of the Company's Common Stock. Certain shares reported as beneficially owned by the Prince Reporting Persons are also reported as beneficially owned by RDVEPCO and the RDV Reporting Persons. For further information regarding the Prince Reporting Persons' beneficial ownership of the Company's Common Stock, please see the Schedule 13D referenced in this note. The Prince Reporting Persons' principal business address is 190 S. River Avenue, Suite 300, Holland, Michigan 49423. In addition, the Prince Reporting Persons, including Elsa D. Prince and Robert Haveman, may be deemed to beneficially own 65,776 shares of Series A Stock, as issued to RDVEPCO pursuant to a dividend on the Series A Stock on January 2, 2001, which is convertible into Common Stock.

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

(10)      Based upon its Schedule 13G filed on February 11, 2003, Dimensional Fund Advisors Inc. is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Its principal place of business is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. Dimensional Fund Advisors Inc. has sole voting power with respect to all of the share of the Company's Common Stock held by it.

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

(13)      Includes shares issuable upon conversion of securities held by Holiday, a limited liability company organized for the principal purpose of participating in the Equity Transaction with Alterra, which acquired 110,000 shares of Series A Stock, $1,778,000 of Series A Debentures and $3,782,000 of Series B Debentures in the Equity Transaction. The principal place of business of Holiday is 3131 Elliott Avenue, Suite 500, Seattle, Washington 98121. Holiday is managed by each of William Colson, Norman Brenden, and Daniel R. Baty, each of whom may be deemed to beneficially own the shares of Common Stock and Series A Stock beneficially owned by Holiday.

(14)      Mr. Colson's and Mr. Kennedy's beneficial ownership reflected in the table does not include 296,750 shares of Common Stock issuable upon the conversion of Series C Debentures held by Holiday Retirement Consulting, LLC, which is owned by Holiday Retirement Corp. Both Mr. Colson and Mr. Kennedy are an executive officer, director and shareholder of Holiday Retirement Corp., but each disclaims beneficial ownership of these shares.

(15)      Mr. Petty's beneficial ownership includes options to acquire 98,628 shares exercisable within 60 days of March 15, 2003.

(16)      Mr. Burleson's beneficial ownership includes options to acquire 12,141 shares exercisable within 60 days of March 15, 2003.

(17)      Includes options to acquire 327,545 shares exercisable within 60 days of March 15, 2003.

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

4.3	See Articles 2, 3, 5, 7 and 8 to the Registrant's Amended and Restated Bylaws referenced at Exhibit 3.12 above.

No.	EXHIBIT Description
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

4.16	Amendment to the Registrant's 1995 Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K filed August 14, 1998).

No.	EXHIBIT Description
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

No.	EXHIBIT Description
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

No.	EXHIBIT Description
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

No.	EXHIBIT Description
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

No.	EXHIBIT Description
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

11.1	Statement re: Computation of Per Share Earnings.
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, dated March 27, 2003.
23.2	Consent of KPMG LLP, dated April 3, 2003.
99.1	Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Company's Chief Financial Office pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2.      Schedule of Valuation and Qualifying Accounts
		Additions
	Balance at	Charged to	Write-offs		Balance at
	Beginning	Costs and	and	Other	End of
Description	of Period	Expenses	Disposals	Changes	Period

Allowance for Uncollectible Accounts Receivable

Year Ended December 31, 2000	(2,861,387)	(2,012,785)	2,465,267	---	(2,408,905)

Year Ended December 31, 2001	(2,408,905)	(3,771,337)	1,651,007	---	(4,529,235)

Year Ended December 31, 2002	(4,529,235)	(2,419,018)	1,312,361		(5,635,892)

Tax Valuation Allowance

Year Ended December 31, 2000	---	---	---	(53,042,000)	(53,042,000)

Year Ended December 31, 2001	(53,042,000)	---	---	(108,405,000)	(161,447,000)

Year Ended December 31, 2002	(161,447,000)	---	---	(57,452,000)	(218,899,000)

Reserve for Loss on Disposal and Joint Venture Settlements

Year Ended December 31, 2000	---	---	---	---	(22,163,468)

Year Ended December 31, 2001	(22,163,468)	(161,247,224)	32,888,982	---	(150,521,710)

Year Ended December 31, 2002	(150,521,710)	(15,442,864)	97,655,580	---	(68,308,994)

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

In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

SIGNATURES	TITLE	DATE

/s/ Patrick F. Kennedy		March 31, 2003
Patrick F. Kennedy	President and Chief Executive Officer

/s/ Mark W. Ohlendorf	Senior Vice President, Chief Financial	March 31, 2003
Mark W. Ohlendorf	Officer and Secretary
(Principal Financial Officer)

/s/ Kristin A. Ferge	Vice President, Treasurer, and Assistant Secretary	March 31, 2003
Kristin A. Ferge	(Principal Accounting Officer)

/s/ Gene E. Burleson		March 31, 2003
Gene E. Burleson	Chairman of the Board and Director

/s/ William E. Colson		March 31, 2003
William E. Colson	Director

/s/ Ronald G. Geary		March 31, 2003
Ronald G. Geary	Director

/s/ Robert Haveman		March 31, 2003
Robert Haveman	Director

/s/ William G. Petty, Jr.		March 31, 2003
William G. Petty, Jr.	Director

 SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERRA HEALTHCARE CORPORATION

By: /s/ Kristin A. Ferge

Kristin A. Ferge
Vice President, Treasurer and Assistant Secretary

Dated: April 3, 2003