Form 10-Q
period 2003-03-30
ALTERRA HEALTHCARE CORP
filed 2003-05-15
CIK 1013218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

Form 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).

Yes	No X

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of March 31, 2003: 22,266,262

ALTERRA HEALTHCARE CORPORATION
(Debtor-in-Possession)

FORM 10-Q
March 31, 2003

INDEX

	Part I. Financial Information
		Page No.
Item 1.	Financial Statements:

	Unaudited Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	1

	Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002	2

	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002	3

	Notes to Consolidated Financial Statements	4-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

	Part II. Other Information

Item 1.	Legal Proceedings	26

Item 3.	Defaults Upon Senior Securities	27

Item 5.	Other Information	27

Item 6.	Exhibits and Reports on Form 8-K	28

PART 1. FINANCIAL INFORMATION

ITEM 1.     Financial Statements

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,586	$13,797
Accounts receivable, net	9,995	10,253
Assets held for sale	49,499	57,243
Other current assets	23,904	24,810
Total current assets	102,984	106,103
Property and equipment, net	425,623	492,125
Restricted cash and investments	2,188	2,188
Goodwill, net	32,257	35,515
Other assets	32,903	35,219
Total assets	$595,955	$671,150

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term obligations	$224,985	$722,689
Current debt maturities on assets held for sale	70,888	79,108
Short-term notes payable	--	7,144
Accounts payable	4,481	6,812
Accrued expenses	32,829	91,196
Guaranty liability	--	58,500
Deferred rent and refundable deposits	14,131	14,840
Total current liabilities	347,314	980,289
Long-term obligations, less current installments	155,749	171,510
Deferred gain on sale and other	2,142	2,147
Liabilities subject to compromise	591,873	--
Redeemable preferred stock	--	6,132
Stockholders' equity:
Preferred stock, 2,500,000 shares authorized and 1,550,000 of which have been designated at March 31, 2003 and December 31, 2002, none of which are outstanding	--	--
Common stock, $.01 par value; 100,000,000 shares authorized; of which 22,266,262 were issued and outstanding, on March 31, 2003 and December 31, 2002	221	221
Treasury stock, $.01 par value; 11,639 shares in 2002 and 2001	(163)	(163)
Additional paid-in capital	179,526	179,526
Accumulated deficit	(680,707)	(668,512)
Total stockholders' (deficit)	(501,123)	(488,928)
Total liabilities and stockholders' (deficit)	$595,955	$671,150

See accompanying notes to consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands, except share and per share information)

	Three Months Ended March 31
	2003	2002
Revenue:
Resident service fees	$106,944	$104,433
Other	406	1,114
Operating revenue	107,350	105,547

Operating expenses (income):
Residence operations	72,095	68,078
Lease expense	15,085	14,375
Lease income	(1,271)	(4,024)
General and administrative	9,465	10,540
Loss (gain) on disposal	9,216	(1,539)
Depreciation and amortization	6,536	6,222
Impairment charge	2,859	--
Total operating expenses	113,985	93,652
Operating (loss) income	(6,635)	11,895

Other expenses (income):
Interest expense, net (excludes contractual interest expense of $2.4 million for the quarter ended March 31, 2003)	9,786	12,975
Amortization of financing costs	628	1,668
Gain on debt extinguishments	(12,682)	--
Convertible debt paid in kind ("PIK") interest (excludes contractual interest expense of $5.4 million for the quarter ended March 31, 2003)	2,083	6,136
Equity in losses of unconsolidated affiliates	100	1,720
Reorganization items	2,710	--
Total other expenses	2,625	22,499

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(9,260)	(10,604)

Income tax expense	(25)	(30)

Loss from continuing operations before cumulative effect of change in accounting principle	(9,285)	(10,634)

Loss on discontinued operations	(2,910)	(17,998)

Cumulative effect of change in accounting principle	--	(45,866)

Net loss	$(12,195)	$(74,498)

Earnings per common share - basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	(0.42)	(0.48)
Loss on discontinued operations	(0.13)	(0.81)
Cumulative effect of change in accounting principle	--	(2.06)
Net loss per common share - basic and diluted	$(0.55)	$(3.35)
Weighted average common shares outstanding - basic and diluted:	22,266	22,266

See accompanying notes to consolidated financial statements

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(12,195)	$(74,498)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,536	6,222
PIK Interest	2,083	6,136
Amortization of deferred financing costs	628	1,668
Loss (gain) on disposal	9,216	(1,539)
Impairment charges	2,859	--
Reorganization items (accrued and unpaid at March 31, 2003)	2,710	--
Loss on discontinued operations	2,910	17,998
Gain on debt extinguishment	(12,682)	--
Cumulative effect of change in accounting principle	--	45,866
Equity in net loss from investments in unconsolidated affiliates	100	1,720
Decrease (increase) in net resident receivable	258	(1,267)
Decrease in other current assets	906	24
Increase (decrease) in accounts payable trade	4,923	(834)
Decrease in accrued expenses and deferred rent	(3,744)	(302)
(Decrease) increase in past due interest and late fees	(2,354)	2,481
Changes in other assets and liabilities, net	666	5,113
Net cash provided by operating activities	2,820	8,788

Cash flows from investing activities:
Payments for property, equipment and project development	(1,998)	(1,622)
Net proceeds from sale of property and equipment	7,791	8,912
Proceeds from sale/leaseback transactions	62,368	--
Changes in investments in and advances to unconsolidated affiliates	2,540	274
Net cash provided by investing activities	70,701	7,564

Cash flows from financing activities:
Repayments of long-term obligations	(78,963)	(15,360)
Proceeds from issuance of debt	13,004	--
Payments for financing costs	(1,773)	(229)
Net cash used by financing activities	(67,732)	(15,589)

Net increase in cash and cash equivalents	5,789	763

Cash and cash equivalents:
Beginning of period	13,797	19,996
End of period	$19,586	$20,759

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$11,660	$15,198
Cash paid (refunded) during period for income taxes	$79	$(8)

See accompanying notes to consolidated financial statements.

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     Basis of Presentation

      These interim unaudited Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Accordingly, all pre-petition liabilities subject to compromise are segregated in the unaudited Consolidated Balance Sheets and classified as liabilities subject to compromise and are reported on the basis of the expected amount of the allowed claims in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." Liabilities not subject to compromise (such as secured liabilities and post petition liabilities) are separately classified as current and non-current. Revenues, expenses, realized gains and losses, interest income and provisions for losses resulting from the reorganization are reported separately as Reorganization items, net, except for those required to be reported as discontinued operations in conformity with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No 144"). Cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows. Additionally, interest expense accrued subsequent to the bankruptcy filing that is deemed to be impaired and unlikely to be paid is excluded from the financial statements.

      These interim unaudited Consolidated Financial Statements include the accounts of Alterra Healthcare Corporation ("Alterra" or the "Company") and our majority owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. In our opinion, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of these Consolidated Financial Statements have been included. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. As the accompanying Consolidated Financial Statements do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America, they should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2002, as amended.

  Chapter 11 Bankruptcy and Restructuring Activities

      In February 2001 our overall cash position had declined to a level which we believed to be insufficient to operate the Company. Accordingly, in February 2001 we retained financial advisors and special reorganization counsel to assist us in evaluating alternatives to restore financial viability. To conserve cash and protect the financial integrity of our operations, beginning in March 2001 we elected not to make selected scheduled debt service and lease payments, of which $2.8 million remains unpaid as of March 31, 2003. As a result, we are in default under several of our principal credit facilities.

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

--     To protect the Company's operations during the pendency of our restructuring by shielding our employees, residents and vendors from any avoidable adverse consequences of the restructuring; and

--     To the extent practicable, to seek to restore value to the Company's junior capital constituencies.

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

      On January 22, 2003 (the "Petition Date"), we filed a voluntary petition with the Bankruptcy Court to reorganize under Chapter 11 of the Bankruptcy Code (the "Bankruptcy" or the "Bankruptcy Case") under case number 03-10254 (the "Bankruptcy Filing"). None of the Company's subsidiaries or affiliates are included in the Chapter 11 Filing. The Company believes that its Chapter 11 Filing is an appropriate and necessary step to conclude its reorganization initiatives commenced in 2001. The focus of our restructuring efforts in 2001 and 2002 has been portfolio rationalization and the restructuring of our senior financing obligations with our secured lenders and lessors. We believe the Bankruptcy will allow us to complete the restructuring of our senior financing obligations and to commence and complete the restructuring of our junior capital structure, which includes unsecured obligations and claims, our convertible subordinated debentures and our preferred and common stock.

      At "first day" Bankruptcy hearings held on January 24, 2003, the Bankruptcy Court entered orders granting authority to the Company to, among other things, pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, pay pre-petition claims of certain vendors critical to the ongoing operations of the Company, pay pre-petition refunds to residents and continue the existing resident program. The Company remains in possession of its assets and properties and continues to operate its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

      In conjunction with our Chapter 11 Filing, we secured a $15.0 million debtor-in-possession ("DIP") credit facility from affiliates of certain principal holders of the Company's pay-in-kind securities issued in the summer of 2000. The Bankruptcy Court issued an order approving our borrowing up to $6.5 million under the DIP credit facility on an interim basis on January 24, 2003. On April 9, 2003, the Court issued final approval authorizing the Company to borrow up to the entire $15.0 million of DIP financing, of which only $6.1 million has been borrowed as of March 31, 2003. The Company has incurred $2.7 million in reorganization costs for the three months ended March 31, 2003. These reorganization costs include legal, financial advisory and other professional fees incurred in relation to the reorganization.

      Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual pre-petition obligations against the Company generally may not be enforced. Unless otherwise addressed during the pendency of the Bankruptcy case, substantially all pre-petition liabilities are expected to be discharged and/or treated pursuant to the terms of a plan of reorganization to be voted upon by appropriate creditor and equity constituencies approved by the Bankruptcy Court.

      Under the Bankruptcy Code, we may assume or reject executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and our satisfaction of certain other requirements. In the event we choose to reject an executory contract or unexpired lease, parties affected by these rejections may file claims as proscribed by the Bankruptcy Code and/or orders of the Bankruptcy Court. Unless otherwise agreed, the assumption of an executory contract or unexpired lease will require the Company to cure all prior monetary defaults under such executory contract or lease, including all pre-petition liabilities. In this regard, we expect that liabilities that will be classified as "subject to compromise" through the Chapter 11 process will arise in the future as a result of the rejection of additional executory contracts and/or unexpired leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for items that we now claim as contingent or disputed. Conversely, we would expect that the assumption of additional executory contracts may convert liabilities shown on our financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, we are unable to project the magnitude of such claims with any degree of certainty.

      On February 4, 2003, the Office of the U.S. Trustee for the District of Delaware appointed an official committee of unsecured creditors in our Bankruptcy Case. This committee often takes positions on matters that come before the Court, and is a party with whom the Company will discuss the terms of a plan of reorganization. There can be no assurance that this committee will support the Company's positions in the bankruptcy proceedings or the Company's plan of reorganization, although the parties have agreed on the bid procedures described herein. However, delays regarding both the progress of the case and confirmation of any plan of reorganization may occur based upon issues that could be raised by any of the various creditor constituencies in the case.

      On March 18, 2003 we filed with the Bankruptcy Court schedules of assets and liabilities and statement of financial affairs setting forth, among other things, the assets and liabilities as shown by our books and records at that date, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules and the statements of financial affairs are subject to further amendment and modification. The deadline for creditors to file proofs of claim with the court-appointed claims agent, Bankruptcy Services, LLC, is July 8, 2003. Differences between amounts scheduled by the Company and claims by creditors will be investigated and resolved in connection with our claims resolution process. The ultimate number and amount of allowed claims is not presently known, and because the settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

      On March 27, 2003, we filed with the Bankruptcy Court a Plan of Reorganization (the "Plan") and a Disclosure Statement Accompanying Plan of Reorganization (the "Disclosure Statement"). Immediately prior to the filing of our Plan and Disclosure Statement, we also filed a motion (the "Bidding Procedures Motion") with the Bankruptcy Court seeking approval of bidding procedures with respect to the solicitation and selection of a transaction contemplating either (i) the sale of capital stock of the reorganized Alterra to be effective and funded upon the confirmation and effectiveness of our Plan (an "Exit Equity Transaction") or (ii) the sale, as a going concern, of all or substantially all of the assets of Alterra to be effective and funded upon the confirmation and effectiveness of our Plan (an "Asset Sale Transaction," together with an Exit Equity Transaction, referred to herein as a "Liquidity Transaction"). The Bankruptcy Court approved our bidding procedures on April 10, 2003. There can be no assurance that this Plan will be confirmed by the Court or consummated. If the Plan is not accepted by the required number of creditors and equity holders, and the court either terminates or refuses to extend the Company's exclusive right to file and prosecute a Chapter 11 Plan, any party in interest may subsequently file its own plan of reorganization. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met.

      A confirmed plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. At this time, it is not possible to predict the effect of the Chapter 11 reorganization on our business, various creditors and security holders or when we will be able to emerge from the Chapter 11.

      The principal components of our restructuring efforts to date and the further restructuring contemplated by the Plan are summarized below.

      Portfolio Rationalization. The Restructuring Plan called for the disposition of 136 of our residences (collectively, the "Disposition Assets") that we determined to be non-strategic for one or more of a variety of reasons, of which 109 residences representing 4,822 resident capacity have either been sold or transferred to a new lessee as of March 31, 2003. In addition, we sold 21 land parcels and transitioned ownership of 3 residences through deed-in-lieu of foreclosure transactions. The disposition of the residences included in the Disposition Assets has been accomplished primarily by actively working with the lenders and lessors to identify new operators and selling assets through an organized sales process. During the quarter ended March 31, 2003 we recognized a loss on disposal of $11.4 million, including a loss of $9.2 million in continuing operations and a loss of $2.2 million in discontinued operations, relating to the sale of 4 residences and the sale leaseback of 25 residences. As of March 31, 2003, approximately $64.1 million is reserved for losses relating to future asset sales, lease terminations and joint venture settlements. A condition to our disposing of the remaining Disposition Assets will be obtaining the consent of the applicable lender or lessor and, in certain cases, the consent of the applicable joint venture partner.

      Restructuring of Our Senior Indebtedness and Leases. The Company has a complex senior capital structure, comprised of more than ten significant multi-residence secured credit facilities and six significant portfolios of operating residences that are leased from real estate investment trusts (REITs). Many of our secured credit facilities are structured to incorporate various so-called "bankruptcy-remote" features (i.e., structures designed to improve the applicable lender's rights and leverage in the event of a bankruptcy of the parent company, Alterra), including structuring the credit facility such that the fee owner of the mortgaged residences and the borrower under the credit facility is a newly formed subsidiary of Alterra whose sole activity is to own and operate the residences financed under that credit facility. The structure of certain of these credit facilities serves to limit the Company's ability to restructure these facilities through a bankruptcy, making it generally preferable for the Company to negotiate consensual restructurings with each group of lenders providing secured financing to the Company.

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

      Secured Lender Negotiations. At the outset of our restructuring, management sought to restructure secured loan facilities that, in management's view, would generate significant deficiency claims (i.e., claims in excess of the value of the applicable mortgage portfolio) in the event the applicable lenders sought to call the loan and foreclose on their collateral. Four credit facilities, representing $214.1 million in aggregate financing at March 31, 2003 (secured by mortgages on 36 residences with an aggregate capacity of 2,586 beds) represent, in our view, significant potential deficiency claims in the range of $82.1 million to $100.1 million. In these negotiations, we sought to limit or eliminate these potential deficiency claims against the Company in exchange for our agreement to cooperate with the applicable lenders to facilitate an orderly transition of ownership (and, in certain cases, management) of the mortgaged residences to the lenders or their designees (through deed-in-lieu of foreclosure transactions or so-called friendly foreclosures). In transitioning ownership of the mortgaged residences to the lenders, we offered to provide interim management services to the lenders with respect to the mortgaged residences. During 2002, we executed definitive agreements of this type with three different lender groups with regard to three "impaired" credit facilities, originally representing $104.2 million of financing secured by 31 residences with an aggregate capacity of 1,520 beds. As a result of refinancings, asset sales and foreclosures during 2002 and 2003, $43.1 million of indebtedness secured by mortgages on nine residences included in these three executed definitive agreements is remaining at March 31, 2003.

      In May 2002, our one remaining significantly "impaired" lender group that provided $171.0 million in aggregate financing (secured by mortgages on 26 residences with an aggregate capacity of 2,154 beds) caused title to all of the stock of our subsidiary that operated these mortgaged residences to be transferred to a third party. Accordingly, we no longer own these residences, although we do currently serve as interim manager for this lender group. As a result of the stock transfer, these residences are no longer consolidated and operations related to these residences through May 31, 2002 are reported as discontinued operations. We have accrued $58.5 million related to our estimated liability associated with our guaranty (including payment of the termination fee due upon full payment of the mortgage obligations). Such liability is included in liabilities subject to compromise at March 31, 2003. The liability associated with our guaranty obligation was calculated as the difference between the fair market value of the assets and the underlying mortgage obligations.

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

      In addition to these impaired credit facilities, we are continuing to seek to negotiate amendments and modifications with the applicable lenders with respect to our other principal secured credit facilities in order to, depending on the specific case, reset covenants, obtain consent to sell certain mortgaged residences, secure waivers of prior defaults and, in certain cases, to extend scheduled maturities. These credit facilities represent $308.2 million of financing secured by an aggregate of 93 residences with an aggregate capacity of 4,689 beds as of March 31, 2003. Discussions with certain of these lenders have commenced, and we have executed definitive binding agreements with lenders with respect to $103.2 million of indebtedness secured by 36 residences with an aggregate capacity of 1,689 beds, providing for, among other things, extensions of debt maturities, waivers of prior defaults and amendments of certain covenants. In February 2003 we sold 25 residences with an aggregate capacity of 894 beds, extinguished the related debt, and leased back the facilities under an operating lease agreement. We also refinanced $6.9 million of debt secured by 6 residences with a capacity of 182 beds. As a result of this debt extinguishment and refinancing, we recognized a gain on debt extinguishment of $12.7 million during the quarter ended March 31, 2003. We anticipate that we will need to negotiate restructuring agreements and to secure waivers and amendments with certain of our secured lenders as a condition to confirming our Plan and consummating any Liquidity Transaction.

      REIT Lessor Negotiations. At March 31, 2003, we had six multi-residence portfolios leased from various REITs, including those assets refinanced in February 2003. These portfolios include an aggregate of 225 residences with an aggregate capacity of 9,609 beds. We have entered into restructuring agreements with respect to all of the five multi-residence lease portfolios existing prior to February 2003. These restructurings included the amendment of certain lease covenants and terms and, in three lease facilities, the conversion of individual leases into single master leases. The cash rent due under one lease facility was modified through the application of various deposits held by the landlord to satisfy a portion of the cash rent obligation in the early years of the restructured master lease.

      Restructuring of Junior Capital Structure. As of March 31, 2003, the Company's junior capital structure is comprised of unsecured debt of approximately $455.8 million and equity capitalization consisting of $6.2 million aggregate principal amount of 9.75% Series A Cumulative Convertible Preferred Stock due May 30, 2007 (the "Series A Stock") and 22.2 million shares of Common Stock. The principal components of the Company's unsecured indebtedness as of March 31, 2003 (amounts exclude accrued but unpaid interest) include:

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

  All of our obligations relating to our secured and unsecured loans, including the Unsecured Senior Notes ($11.0 million at March 31, 2003) and any deficiency claims (estimated at $82.1 million to $100.1 million at March 31, 2003 (disregarding the contingent restructuring agreements described above)) relating to our secured loan facilities, would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Subordinated Debentures;

  All obligations relating to the PIK Debentures ($253.9 million including accrued and unpaid PIK dividends at March 31, 2003) would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Original Debentures;

  All obligations relating to the Original Debentures ($210.3 million including accrued and unpaid interest at March 31, 2003), as well as all other indebtedness of the Company, would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Series A Stock and Common Stock; and

  All liquidation preferences related to our outstanding Series A Preferred Stock (approximately $6.2 million as of March 31, 2003) would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Common Stock.

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

      We have had buy-out or settlement negotiations with investors who currently have interests in an aggregate of 40 joint venture arrangements. As of March 31, 2003, 13 of those joint venture arrangements are associated with residences operating under lease or sublease agreements with the joint venture, while the lease or sublease agreements of the remaining 27 joint venture arrangements have been terminated. No assurance may be given as to whether these negotiations will result in an agreement which enables the Company to acquire 100% of these joint venture entities. If these negotiations fail, the Company's ability to restructure certain of its senior capital financing facilities may be adversely affected.

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

(3)     New Accounting Pronouncements

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

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions was encouraged. The provisions of the Statement related to Statement No. 13 were effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company early adopted SFAS No. 145 in fiscal year 2002.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, but have been excluded from these consolidated financial statements as their impact is deemed immaterial.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interest in variable interest entities obtained after January 31, 2003. This Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is evaluating whether its unconsolidated joint ventures will be deemed Variable Interest Entities; however this is not expected to have a material impact on the consolidated financial statements.

(4)     Assets Held for Sale

      The Company has adopted plans to dispose of or terminate leases on 136 residences with an aggregate capacity of 6,150 residents and 33 parcels of land, of which 109 residences representing 4,822 resident capacity have either been sold or transferred to a new lessee as of March 31, 2003. In addition, the Company sold 21 land parcels and transitioned ownership of 3 residences through deed-in-lieu foreclosure transactions. Residences included in the disposition plan were identified based on an assessment of a variety of factors, including geographic location, residence size, operating performance and lender negotiations. As of March 31, 2003, approximately $54.7 million is reserved for losses relating to future asset sales or lease terminations.

In accordance with the SFAS No. 121 and SFAS No. 144 the Company has recorded an impairment loss on its properties to be held for sale whenever their carrying value cannot be fully recovered through the estimated cashflows including net sale proceeds. The amount of the impairment loss to be recognized is the difference between the residence's carrying value and the residence's estimated fair value less costs to sell. The Company's policy is to consider a residence to be held for sale or disposition when the Company has committed to a plan to sell such residence and active marketing activity has commenced or it is expected to commence in the near term. Also in accordance with SFAS No. 144, the impairment loss and revenues and expenses of those residences identified as a disposition asset beginning in January 2002 have been recorded as discontinued operations. Assets held for sale is principally comprised of net property and equipment, goodwill and the corresponding mortgage liability. We expect to sell these residences and land parcels in the next six to twelve months.

The following table represents operating information (in thousands) included in the loss on discontinued operations for the three months ended March 31, 2003 and 2002, respectively, in accordance with SFAS No. 144 of the Consolidated Statements of Operations of the Company:

	2003	2002

Loss from operations	$(629)	$(3,402)
FAS 144 impairment loss	--	(6,241)
(Loss) gain on disposal	(2,281)	474
Cumulative effect of change in accounting principle	--	(8,829)
Loss on discontinued operations	$(2,910)	$(17,998)

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

  Liabilities Subject to Compromise

      Under bankruptcy law, actions by creditors to collect indebtedness we owe prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Company. We have received approval from the Bankruptcy Court to pay certain pre-petition liabilities including employee salaries, wages and benefits and certain vendors critical to the ongoing operations of the Company. Except for certain secured debt and financing lease obligations, all pre-petition liabilities have been classified as liabilities subject to compromise in the unaudited Consolidated Balance Sheet. Adjustments to these claims may result from negotiations, payments authorized by the Bankruptcy Court order, additional rejection of executory contracts or other events.

      Pursuant to an order of the Bankruptcy Court, the Company mailed notices to all known creditors to inform them that the deadline for filing proofs of claim with the Court is July 8, 2003. Amounts that we have recorded may be different than the amounts filed by our creditors. The number and amount of allowable claims cannot be presently ascertained. The claims reconciliation process may result in adjustments to allowable claims.

The following table summarizes the components of liabilities subject to compromise in our unaudited Consolidated Balance Sheets as of March 31, 2003 and proforma December 31, 2002 (in thousands):

		(Proforma)
	March, 31	December 31,
	2003	2002
Accounts payable	$7,254	$6,812
General liability insurance reserve	22,900	20,098
Reserve for loss on joint venture settlements	9,407	9,407
Accrued interest on convertible debt	23,025	22,371
Guaranty liability	58,500	58,500
Notes payable	16,283	15,286
Short term notes payable	7,144	7,144
PIK debentures	253,928	252,429
Convertible debt	187,248	187,248
Redeemable preferred stock	6,184	6,132

Liabilities subject to compromise	$591,873	$585,427

(6)     Net Loss Per Common Share

      The following table summarizes the computation of basic and diluted net loss per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Numerator:
Numerator for basic and diluted earnings per share - loss from continuing operations before cumulative effect of change in accounting principle	$(9,285)	$(10,634)
Loss on discontinued operations	(2,910)	(17,998)
Cumulative effect of change in accounting principle	--	(45,866)
Numerator for basic and diluted earnings per share - net loss	$(12,195)	$(74,498)

Denominator:
Denominator for basic and diluted net loss per common share-weighted average shares plus assumed conversions	22,266	22,266

Basic and diluted earnings per share - loss from continuing operations before and cumulative effect of change in accounting principle	$(0.42)	$(0.48)
Loss on discontinued operations	(0.13)	(0.81)
Cumulative effect of change in accounting principle	--	(2.06)
Basic and diluted net loss per common share	$(0.55)	$(3.35)

      Shares issuable upon the conversion of convertible subordinated debentures and employee stock options have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

(7)      Subsequent Events

      As of May 15, 2003, an additional six residences representing an aggregate capacity of 322 beds have been sold.

      In May 2003, we negotiated an agreement with one lender group, representing seven residences with an aggregate capacity of 350 beds, in which we have agreed to cooperate with the lender to facilitate an orderly transition of ownership and managment of the mortgaged residences to the lender or their designee through a deed-in-lieu of foreclosure transaction. In transitioning ownership of the mortgaged residences to the lender, we have offered to provide interim management services to the lender with respect to the mortgaged residences through July 2003. In exchange for our management services, the lender has agreed to release any potential deficiency claims.

(8)     Reclassifications

      Reclassifications have been made in the 2002 financial statements to conform with the 2003 financial statement presentation.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We are a national assisted living company operating assisted living residences and providing assisted living services in 24 states. Our ongoing restructuring activities have had a significant impact on our results of operations and are an important factor in explaining the changes in our results between 2003 and 2002. As of March 31, 2003 and 2002, we operated or managed 379 and 424 residences with aggregate capacity of 18,104 and 19,882 residents, respectively. As of March 31, 2003, 13 of our residences were operated in joint venture arrangements with third parties.

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

      In conjunction with our Chapter 11 Filing, we secured a $15.0 million DIP credit facility from affiliates of certain principal holders of the Company's pay-in-kind securities issued in the summer of 2000. The Bankruptcy Court issued an order approving our borrowing up to $6.5 million under the DIP credit facility on an interim basis on January 24, 2003. On April 9, 2003, the Court issued final approval authorizing the availability of the entire $15.0 million of DIP financing.

      On March 27, 2003, we filed with the Bankruptcy Court a Plan of Reorganization and a Disclosure Statement Accompanying Plan of Reorganization. Immediately prior to the filing of our Plan and Disclosure Statement, we also filed a "Bidding Procedures Motion" with the Bankruptcy Court seeking approval of bidding procedures with respect to the solicitation and selection of a transaction contemplating either (i) the sale of capital stock of the reorganized Alterra to be effective and funded upon the confirmation and effectiveness of our Plan or (ii) the sale, as a going concern, of all or substantially all of the assets of Alterra to be effective and funded upon the confirmation and effectiveness of our Plan. The Bankruptcy Court approved our bidding procedures on April 10, 2003.

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

      Financial Reporting During Reorganization Proceedings. The consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". Accordingly, all pre-petition liabilities subject to compromise are segregated in the unaudited consolidated balance sheets and classified as liabilities subject to compromise and are reported on the basis of the expected amount of the allowed claims in accordance with SFAS No. 5. Liabilities not subject to compromise (such as secured liabilities and post petition liabilities) are separately classified as current and non-current. Revenues, expenses, realized gains and losses, interest income and provisions for losses resulting from the reorganization are reported separately as Reorganization items, net, except for those required to be reported as discontinued operations in conformity with SFAS No. 144. Cash used for reorganization items is disclosed separately in the consolidated statements of cash flows.

      Principles of Consolidation. The consolidated financial statements include the accounts of the Alterra Healthcare Corporation and its majority-owned subsidiaries. Results of operations of the majority-owned subsidiaries are included from the date of acquisition. All significant inter-company balances and transactions with such subsidiaries have been eliminated in the consolidation. Investments in other affiliated companies in which we have a minority ownership position are accounted for on the equity method.

      Revenue Recognition. Resident service fee revenue, which is recorded when services are rendered, consists primarily of resident service fees that are reported at net realizable amounts.

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

      Long-Lived Assets. Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is computed over the estimated lives of the assets using the straight-line method. Buildings and improvements are depreciated over 20 to 40 years, and furniture, fixtures, and equipment are depreciated over three to seven years. Maintenance and repairs are expensed as incurred.

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

      The Company is seeking to negotiate restructurings of several of its principal secured debt and lease obligations and, upon completing these negotiations, will seek to restructure its principal unsecured debt obligations, comprised primarily of the outstanding convertible debentures. Furthermore, at March 31, 2003 and December 31, 2002, the Company was in violation of certain debt covenants. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

      Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

      Residence Service Fees. Residence service fees for the three months ended March 31, 2003 were $106.9 million, representing an increase of $2.5 million from the $104.4 million for the comparable 2002 period. This increase resulted primarily from the rate increases instituted during the past 12 months offset by a decline in occupancy rates. Average rates were $2,940 and $2,804 as of March 31, 2003 and 2002, respectively. Company-wide occupancy was 81.0% and 83.6% as of March 31, 2003 and 2002, respectively. In addition, the Company operated 45 fewer residences (aggregate decrease in resident capacity of 1,778 beds) in the 2003 period than the 2002 period as a result of asset sales.

      Other Revenues. Other revenues for the three months ended March 31, 2003 were $400,000, a decrease of $700,000 from the $1.1 million of other revenue for the three months ended March 31, 2002. The decrease is attributable to reduced development and franchise activity and a reduction in management fees on residences which were either managed for third parties or for entities in which we held a minority ownership position. Management fees include charges for transitional services to recruit and train staff, initial and recurring fees for use of our name and branding, initial and recurring fees for use of our methodologies, services for assisting with finance processing, and ongoing management services provided to operate the residence.

      Residence Operating Expenses. Residence operating expenses for the three months ended March 31, 2003 increased to $72.1 million from $68.1 million in the three-month period ended March 31, 2002. Operating expenses as a percentage of resident service fees for the three months ended March 31, 2003 and 2002 were 67.4% and 65.2%, respectively. This percentage increase resulted primarily from increased wages, general liability insurance, health and workers compensation insurance expense and utility expenses during the quarter ended March 31, 2003.

      Lease Expense. Lease expense for the three months ended March 31, 2003 was $15.1 million, compared to $14.4 million in the comparable period in 2002. This increase is the result of the February 2003 sale/leaseback of 25 residences, offset by lease terminations and restructurings that occurred during the past 12 months.

      Lease Income. We earned $1.3 million of lease income for the three months ended March 31, 2003, compared to $4.0 million for the comparable period in 2002, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures. This decrease in lease income occurred due to a reduction in the number of unconsolidated joint ventures operating Alterra residences from 41 to 13 as of March 31, 2002 and 2003, respectively. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences, and thereby offset our costs associated with obtaining and maintaining financing for such residences.

      General and Administrative Expense. For the three months ended March 31, 2003, general and administrative expenses were $9.5 million compared to $9.1 million before $1.4 million in restructuring costs for the comparable period in 2002, representing an increase as a percentage of operating revenue from 8.7% in the 2002 period compared to 8.9% in the 2003 period. This increase in on-going expenses in the 2003 period was primarily attributable to increases in general liability insurance, health insurance and workers compensation expenses incurred during the quarter. An additional $2.7 million of professional fees, including legal and financial advisory fees, were incurred by the creditors committee and by the Company related to the reorganization and are being reported separately in accordance with SOP 90-7.

      Loss on Disposal. The Company adopted a plan to dispose of 136 residences with aggregate capacity of 6,150 residents and 33 parcels of land. During the three months ended March 31, 2002 we sold or terminated leases on six residences (258 residence capacity) resulting in a gain on disposal of $1.5 million. During the three months ended March 31, 2003, we recognized a loss on disposal of $9.2 million resulting from the sale of 4 residences (130 resident capacity) and the sale leaseback of 25 residences (894 resident capacity). In addition, the loss on disposal includes a $2.4 million charge relating to outstanding receivables associated with a joint venture termination which occured in a prior period.

      Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2003, was $6.5 million representing an increase of $300,000, or 5.0%, from the $6.2 million of depreciation and amortization for 2002.

      Impairment Charge. The Company recognized an impairment charge of $2.9 million in accordance with SFAS No. 144 for the quarter ended March 31, 2003. This impairment charge was based on the difference between an asset's carrying amount and fair value, where the fair value was determined by estimating the present value of estimated future cash flows.

      Interest Expense, Net. Interest expense, net of interest income, was $9.8 million for the three months ended March 31, 2003 compared to $13.9 million of net interest expense for the comparable 2002 period, prior to $410,000 of bank amendment fees paid in the quarter. Gross interest expense (before interest income) for the 2003 period was $9.8 million compared to $14.1 million prior to bank penalties paid for the 2002 period. As a result of our decision to reduce development and construction activity beginning in 2001, all construction activity has stopped and no capitalized interest was recorded for the quarters ended March 31, 2003 or 2002. Interest income for the 2003 period was $47,000 as compared to $196,000 for the 2002 period. In accordance with SOP 90-7, the interest expense for the quarter ended March 31, 2003 excludes $2.4 million of contractual convertible debt and note payable interest obligations incurred subsequent to the bankruptcy filing on January 22, 2003, contributing to the decrease from March 31, 2002.

      Amortization of Financing Costs. Amortization of financing costs for the three months ended March 31, 2003 was $628,000 compared to $1.7 million of amortized financing costs for the comparable 2002 period. This decrease is the result of debt retirements and fully amortized financing costs.

      Gain on Debt Extinguishment. During the quarter ended March 31, 2003, we recorded a gain on debt extinguishments of $12.7 that resulted from the sale/leaseback and refinancing of 32 residences previously financed pursuant to two secured debt facilities. This gain is recognized in other operating expenses in accordance with SFAS No. 145, "Recission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which the Company adopted in 2002.

      PIK Interest, Net. "Pay-In-Kind" (PIK) interest for the three months ended March 31, 2003 and 2002 was $2.1 million and $6.1 million, respectively, and includes interest expense on the PIK Debentures which were issued in May and August 2000. In accordance with SOP 90-7, the PIK interest expense for the quarter ended March 31, 2003 excludes $5.4 million of contractual PIK interest obligations incurred subsequent to the bankruptcy filing on January 22, 2003, resulting in the decrease from the quarter ended March 31, 2002.

      Equity in Losses of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the three months ended March 31, 2003, was $100,000 representing a decrease of $1.6 million from $1.7 million of losses for the comparable 2002 period. Our joint venture partners have not made substantial capital contributions to a number of joint ventures for several quarters. Therefore, we have absorbed the losses of those unconsolidated joint ventures in excess of capital contributed by the joint venture partner. The decrease in equity in losses of unconsolidated affiliates is due to a reduction in the number of joint ventures that operate Alterra residences from 41 at March 31, 2002 to 13 at March 31, 2003, resulting from joint venture and lease terminations that occurred during 2002.

      Reorganization Costs. Reorganization costs were $2.7 million for the quarter ended March 31, 2003. These costs include professional fees, such as legal and financial advisory fees, incurred by the creditors committee and by the Company related to the reorganization.

      Income Taxes. For the quarters ended March 31, 2003 and 2002, we recorded a current state and local income tax provision of $25,000 and $30,000, respectively. The income tax expense for these periods reflect the treatment of PIK interest as non-deductible interest. We do not currently anticipate that the interest expense which we will incur in the future related to the PIK Debentures will be deductible for income tax purposes.

      As of March 31, 2003 and 2002, we do not have a deferred tax asset. In accordance with SFAS No. 109, we are required to continuously evaluate the recoverability of the deferred tax assets based on the criteria that it is "more likely than not" that the deferred taxes will be recoverable through future taxable income. This evaluation is made based on our internal projections which are routinely updated to reflect more recent operating trends. Based on our current financial projections, we are uncertain that we will recover these net deferred tax assets through future taxable income. In addition, the utilization of our $435.2 million Net Operating Loss carryforward could be subject to limitations based on the change of control provisions in the Internal Revenue Code which may become operative in a liquidity transaction or through implementation of our Plan. Accordingly, we have established a valuation allowance against the entire deferred tax assets. As of March 31, 2003 and 2002, this valuation allowance was $222.3 million and $186.6 million, respectively.

      Loss on Discontinued Operations. Included in discontinued operations for the quarters ended March 31, 2003 and 2002 is the operating, impairment loss and gain or loss on disposal associated with those residences identified as a disposition asset subsequent to January 1, 2002 in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets." Additionally, a loss of $8.8 million is recognized as loss on discontinued operations in accordance with Statement of Financial Accounting Standards SFAS No. 142, "Goodwill and Other Intangible Assets," during the quarter ended March 31, 2002.

      Cumulative Effect of Change in Accounting Principle. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," having a required effective date for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. Under the transitional provisions of SFAS No. 142, we identified reporting units and performed impairment tests on the net goodwill associated with each of these reporting units. The fair value of the reporting units was determined by estimating the present value of future cash flows. Based on this impairment testing, we recorded an impairment loss of $54.7 million in the first quarter of 2002, of which $8.8 million is associated and reported with those residences classified as discontinued operations. The remaining $45.9 million impairment loss has been recorded as a cumulative effect of change in accounting principle in the accompanying consolidated statements of operations for the three months ended March 31, 2002.

Liquidity and Capital Resources

      At March 31, 2003, we had $19.6 million in unrestricted cash and cash equivalents and a capital deficit of $244.3 million (excluding $591.9 million of liabilities deemed to be subject to compromise) compared to unrestricted cash and cash equivalents of $13.8 million and a working capital deficit of $874.2 million at March 31, 2002.

      For the quarter ended March 31, 2003, operating cash flow was $2.8 million compared to $8.8 million for the quarter ended March 31, 2002. The cash flow for the 2002 and 2003 periods reflect our decision to defer debt service and lease payments to selected lenders and lessors.

      In conjunction with our Chapter 11 Filing, in January 2003 we secured a $15.0 million DIP credit facility from affiliates of certain principal holders of the Company's pay-in-kind securities issued in the summer of 2000. The Bankruptcy Court issued an order approving our borrowing up to $6.5 million under the DIP credit facility on an interim basis on January 24, 2003. Additional borrowings of up to a total of $15.0 million under the DIP credit facility were approved by the Bankruptcy Court on April 9, 2003, of which only $6.1 million has been borrowed as of March 31, 2003.

      Historically, we financed our operations and growth through a combination of various forms of real estate financing (mortgage financing, synthetic leases, financing leases and sale/leasebacks), capital contributions from joint venture partners and the sale of our securities (Common Stock, preferred stock and Subordinated Debentures) and, to a lesser extent, cash from operations. At March 31, 2003, we had $916.2 million of outstanding debt principally consisting of $441.1 million of Subordinated Debentures having a weighted average interest rate of 8.12%, $112.7 million of fixed rate debt having a weighted average interest rate of 7.35%, capitalized and financing lease obligations of $77.0 million having a weighted average interest rate of 11.37%, $255.9 million of variable rate debt having a weighted average interest rate of 5.44%, and $16.3 million and $13.2 million of notes payable and short-term borrowings, respectively.

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

      We elected not to fund certain debt service and lease payment obligations due in 2001 and 2002 without the consent of the applicable lender or lessor. Through additional payments, prepayments associated with asset sales and application of escrowed amounts, as of March 31, 2003, we had $2.8 million of delinquent outstanding scheduled debt service to lenders who hold mortgages on nine residences in the aggregate (466 resident capacity). We have received a written notice of acceleration from lenders with respect to indebtedness aggregating $51.4 million at March 31, 2003. In addition, indebtedness of approximately $134.6 million has fully matured and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 resident capacity) and other lenders have elected to apply deposits and reserve funds of ours held by such lenders against the past due payments. Five lenders have activated or have indicated that they may activate "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders, either pursuant to arrangements set forth in the applicable loan documents or as negotiated with the Company. We are also in litigation with a former lessor with respect to their damage claim associated with the early termination of their 11 residence lease portfolio.

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

      Additionally, growth in residence operating cash flow has been slower than projected as a result of (i) increased operating costs, including labor, utilities and liability insurance and (ii) slower fill rates in our pre-stabilized residences and reduction in occupancy levels in certain of our stabilized residences. As a result of ongoing operating losses and these identified future capital needs, we expect that our projected cash needs during 2003 will exceed our projected identified cash resources. To satisfy these cash shortfalls and to preserve the integrity of our operations, we are pursuing a Liquidity Transaction and a Restructuring Plan which seeks, among other things, to dispose of a significant number of our residences which operate with cash shortfalls, to defer some of our secured debt maturities until those disposition and negotiated restructurings of our principal debt and lease obligations can occur, and to restructure our junior capital structure. See "Business - Chapter 11 Bankruptcy and Restructuring Activities".

      At the outset of our restructuring, management sought to restructure secured loan facilities that, in management's view, would generate significant deficiency claims (i.e., claims in excess of the value of the applicable mortgage portfolio) in the event the applicable lenders sought to call the loan and foreclose on their collateral. Management believes that four credit facilities representing $214.1 million in aggregate financing at March 31, 2003 (secured by mortgages on 36 residences with a capacity of 2,586 beds) appear to represent significant potential deficiency claims in the range of $82.1 million to $100.1 million. In these negotiations, we sought to limit or eliminate these potential deficiency claims against the Company in exchange for our agreement to cooperate with the applicable lenders to facilitate an orderly transition of ownership (and, in certain cases, management) of the mortgaged residences to the lenders or their designees (through deed-in-lieu of foreclosure transactions or so-called friendly foreclosures). In transitioning ownership of the mortgaged residences to the lenders, we offered to provide interim or long-term management services to the lenders with respect to the mortgaged residences. As noted above, during 2002, we executed definitive agreements of this type with three different lender groups with regard to three "impaired" credit facilities, originally representing $104.2 million of financing secured by 31 residences with an aggregate capacity of 1,520 beds. As a result of refinancings, asset sales and foreclosures during 2002 and 2003, $43.1 million of indebtedness secured by mortgages on nine residences included in the three executed definitive agreements is remaining at March 31, 2003.

      In May 2002, the lender group for our remaining "impaired" facility, representing $171.0 million in aggregate financing (secured by mortgages on 26 residences with an aggregate capacity of 2,154 beds) caused title to all of the stock of our subsidiary that operated these mortgaged residences to be transferred to a third party. Accordingly, we no longer own these residences, although we do currently manage these residences for this lender group and are actively negotiating with the lender group seeking to limit or eliminate any deficiency claim arising under our guaranty of this financing. As a result of the stock transfer, these residences are no longer consolidated and operations related to these residences through May 31, 2002 are reported as discontinued operations. We have accrued $58.5 million related to our estimated liability associated with our guaranty (including payment of the termination fee due upon full payment of the mortgage obligations). Such liability is included in liabilities subject to compromise at March 31, 2003. The liability associated with our guaranty obligation was calculated as the difference between the fair market value of the assets and the underlying mortgage obligations.

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

      In addition to these impaired credit facilities, we are continuing to seek to negotiate amendments and modifications with the applicable lenders with respect to our other principal secured credit facilities in order to, depending on the specific case, reset covenants, obtain consent to sell certain mortgaged residences, secure waivers of prior defaults and, in certain cases, to extend scheduled maturities. These credit facilities represent $308.2 million of financing secured by an aggregate of 93 residences with an aggregate capacity of 4,689 beds as of March 31, 2003. Discussions with certain of these lenders have commenced, and we have executed definitive binding agreements with lenders with respect to $103.2 million of indebtedness secured by 36 residences with an aggregate capacity of 1,689 beds, providing for, among other things, extensions of debt maturities, waivers of prior defaults and amendments of certain covenants. In February 2003 we sold 25 residences with an aggregate capacity of 894 beds, extinguished the related debt, and leased back the facilities under an operating lease agreement. We also refinanced $6.9 million of debt secured by six residences with a capacity of 182 beds. We anticipate that we will need to negotiate restructuring agreements and to secure waivers and amendments with most of our secured lenders as a condition to confirming our Plan and consummating any Liquidity Transaction.

      As of March 31, 2003, we had six multi-residence portfolios leased from various REITs, including those assets refinanced in February 2003. These portfolios include an aggregate of 225 residences with an aggregate capacity of 9,609 beds. We have entered into restructuring agreements with respect to the five multi-residence lease portfolios existing prior to February 2003. These restructurings included the amendment of certain lease covenants and terms and, in three lease facilities, the conversion of individual leases into single master leases. The cash rent due under one lease facility was modified through the application of various deposits held by the landlord to satisfy a portion of the cash rent obligation in the early years of the restructured master lease. We anticipate that we will need to secure further waivers and amendments from our principal lessors as a condition to confirming our Plan and consummating any Liquidity Transaction.

      As of March 31, 2003, the Company's junior capital structure is comprised of unsecured debt of approximately $455.8 million and equity capitalization consisting of $6.2 million aggregate principal amount of 9.75% Series A Cumulative Convertible Preferred Stock due May 30, 2007 and 22.2 million shares of Common Stock. The principal components of the Company's unsecured indebtedness as of March 31, 2002 (amounts exclude accrued but unpaid interest) include:

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

  All of our obligations relating to our secured and unsecured loans, including the Unsecured Senior Notes ($11.0 million at March 31, 2003) and any deficiency claims (estimated at $82.1 million to $100.1 million at March 31, 2003 (disregarding the restructuring agreements described above)) relating to our secured loan facilities, would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Subordinated Debentures;

  All obligations relating to the PIK Debentures ($253.9 million including accrued and unpaid PIK dividends at March 31, 2003) would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Original Debentures;

  All obligations relating to the Original Debentures ($210.3 million including accrued and unpaid interest at March 31, 2003), as well as all other indebtedness of the Company, would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Series A Stock and Common Stock; and

  All liquidation preferences related to our outstanding Series A Preferred Stock (approximately $6.2 million as of March 31, 2003) would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Common Stock.

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

      We have had buy-out or settlement negotiations with investors who currently have interests in an aggregate of 40 joint venture arrangements. As of March 31, 2003, 13 of those joint venture arrangements are associated with residences operating under lease or sublease agreements with the joint venture, while the lease or sublease agreements of the remaining 27 joint venture arrangements have been terminated. No assurance may be given as to whether these negotiations will result in an agreement which enables the Company to acquire 100% of these joint venture entities. If these negotiations fail, the Company's ability to restructure certain of its senior capital financing facilities may be adversely affected.

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

      As of March 31, 2003, our current portion of long-term debt totaled $295.9 million. These current maturities include debt and lease obligations that are in default or pursuant to cross-default provisions and may be declared in default and accelerated at the lender's election, obligations associated with assets classified as held for sale, and amounts that have fully matured and are past due as of March 31, 2003. Additionally, indebtedness of $464.6 million, including $441.2 million of PIK and convertible debentures and $23.4 million of notes payable, are classified as liabilities subject to compromise.

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

Forward-Looking Statements

      The statements in this quarterly report relating to matters that are not historical facts are forward-looking statements based on management's belief and assumptions using currently available information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. These statements involve a number of risks and uncertainties, including, but not limited to, the ability of the Company to satisfy its operating and capital needs during the pendency of its bankruptcy case; the Company's ability to successfully negotiate necessary modifications and amendments with its secured lenders and lessors; the Company's ability to access financing needed to refinance significant pending debt maturities; the ability of the Company to continue as a going concern; the ability of the Company to develop, prosecute, confirm and consummate a Chapter 11 plan of reorganization; the Company's ability to identify and consummate a Liquidity Transaction in connection with its bankruptcy case providing net proceeds in amounts necessary to effectively address the projected capital and liquidity needs of the Company; risks associated with third parties seeking and obtaining court approval for the appointment of a Chapter 11 trustee or to convert the Company's bankruptcy case to a Chapter 7 liquidation; the potential adverse impact of the Company's Chapter 11 filing on the Company's relationships with its residents, vendors and employees; competition and the ability of the Company to attract private pay residents to its residences; the Company's ability to fund and maintain self insurance programs at levels necessary to address potential liability claims and satisfy the requirements of lenders and lessors; government legislation and regulation; and other risks and uncertainties detailed in the reports filed by us with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We assume no duty to publicly update these statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors may cause fluctuations in the Company's earnings and cash flows.

      We performed a sensitivity analysis which presents the hypothetical change in fair value of those financial instruments held by us at March 31, 2003, which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair value of the debt included in the analysis is $255.9 million. Although not expected, a one-percentage point change in the interest rates would have caused our annual interest expense to change by approximately $2.6 million. Accordingly, a significant increase in LIBOR based interest rates could have a material adverse effect on our earnings.

      Although a majority of the debt and lease payment obligations we have as of or during the three months ended March 31, 2003 are not subject to floating interest rates, indebtedness that we may incur in the future may bear interest at a floating rate.

      We do not presently use financial derivative instruments to manage interest costs. We do not use foreign currency exchange rate forward contracts or commodity contracts and do not have foreign currency exposure as of March 31, 2002.

ITEM 4.     CONTROLS AND PROCEDURES

      The Company maintains "disclosure controls and procedures", as such term is defined under Securities Exchange Act Rule 13a-14(c), that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company's management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, within the 90 days prior to the date of filing of this report, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company, is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this report was being prepared.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of our business. Neither we nor any of our subsidiaries is a party to any legal proceeding other than the Bankruptcy Case, the outcome of which, individually or in the aggregate, is expected to have a material adverse affect on our financial condition or results of operations, with the possible exception of the matters described below. As a result of the Chapter 11 Filing, each of these matters has been stayed as against the Company pending further relief from the Bankruptcy Court. Pending litigation against the Company's subsidiaries and other affiliates has not been stayed by the Bankruptcy Case.

      As previously described, on January 22, 2003, the Company filed the Chapter 11 Filing with the Bankruptcy Court (Case No. 03-10254).

      We elected not to fund certain debt service and lease payment obligations due during 2001 and 2002 without the consent of the applicable lender or lessor. Through additional payments, prepayments associated with asset sales and application of escrowed amounts, as of March 31, 2003, we had $2.8 million of delinquent outstanding scheduled debt service to lenders who hold mortgages on nine residences in the aggregate (466 resident capacity). We have received a written notice of acceleration from lenders with respect to indebtedness aggregating $51.4 million as of March 31, 2003. Additionally, indebtedness of approximately $134.6 million has fully matured and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We are also in default under various financial and other covenants contained in certain of our credit and lease arrangements. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 resident capacity) and other lenders have elected to apply deposits and reserve funds of ours held by such lenders against the past due payments. Five lenders have activated or are in the process of activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders, either pursuant to arrangements set forth in the applicable loan documents or as subsequently negotiated with the Company. We are also in litigation commenced in 2001 in the Chancery Court of Davidson County, Tennessee, with a former lessor who has asserted a damage claim arising out of the early termination of its 11 residence lease portfolio.

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

      We are also subject to various professional and liability claims. Since July 1, 2001, due to our limited cash resources and a general lack of availability of traditional professional and general liability insurance products, we have maintained levels of liability insurance that are substantially lower than would be desirable given actuarial estimates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      In order to maintain sufficient operating liquidity, we elected not to fund certain 2001 and 2002 debt service and lease payment obligations without the consent of the applicable lender. Through additional payments, prepayments associated with asset sales and application of escrowed amounts, as of March 31, 2003, we had $2.8 million of outstanding debt service to lenders who hold mortgages on nine residences in the aggregate (466 resident capacity). We have received a written notice of acceleration from lenders with respect to indebtedness aggregating $51.4 million. In addition, indebtedness of approximately $134.6 million has fully matured and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 beds) and other lenders or lessors have elected to apply our deposits and reserve funds held by such lenders and lessors against past due payments. Five lenders have activated or are in the process of activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders.

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

      The indentures pursuant to which the $441.2 million of outstanding Subordinated Debentures were issued include as an event of default the acceleration of any other indebtedness of the Company of a specified amount (ranging from $1.0 million to $10.0 million). Accordingly, as a result of notices of acceleration that we received with respect to $51.4 million of mortgage indebtedness, we are in default with respect to our $441.2 million of Subordinated Debentures.

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

ITEM 5.     OTHER INFORMATION

            In April 2003, Mark Ohlendorf, the Company's Chief Financial Officer, was also elected to serve as President of the Company.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 10-Q
Exhibit Number		Description

	(a)	Exhibits. The following exhibits are filed as part of this report.

10.1

Guaranty Agreement dated as of February 28, 2003 by Registrant in favor of SNH ALT Leased Properties Trust. (Represents a corrected version of this exhibit, originally filed as Exhibit 10.125 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2002.)

11.1		Statement Regarding Computation of Net Income Per Share.
99.1		Certification of Chief Executive Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Certification of Chief Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on the 15th day of May, 2003.

ALTERRA HEALTHCARE CORPORATION

/s/ Mark W. Ohlendorf
Date: May 15, 2003	By: Mark W. Ohlendorf, President, Chief Financial Officer and Secretary

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

Date: May 15, 2003

/s/ Patrick F. Kennedy
Patrick F. Kennedy,
Chief Executive Officer

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

Date: May 15, 2003

/s/ Mark W. Ohlendorf
Mark W. Ohlendorf,
President, Chief Financial Officer
and Secretary

EXHIBIT 11.1      COMPUTATION OF NET INCOME PER SHARE

	Three Months Ended March 31,
	2003	2002
Numerator:
Numerator for basic and diluted earnings per share - loss from continuing operations before cumulative effect of change in accounting principle	$(9,285)	$(10,634)
Loss on discontinued operations	(2,910)	(17,998)
Cumulative effect of change in accounting principle	--	(45,866)
Numerator for basic and diluted earnings per share - net loss	$(12,195)	$(74,498)

Denominator:
Denominator for basic and diluted net loss per common share-weighted average shares plus assumed conversions	22,266	22,266

Basic and diluted earnings per share - loss from continuing operations before cumulative effect of change in accounting principle	$(0.42)	$(0.48)
Loss on discontinued operations	(0.13)	(0.81)
Cumulative effect of change in accounting principle	--	(2.06)
Basic and diluted net loss per common share	$(0.55)	$(3.35)

Diluted: Not included as convertible debentures are antidilutive.

Exhibit 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF ALTERRA HEALTHCARE CORPORATION

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350, and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended March 31, 2003 of Alterra Healthcare Corporation (the "Issuer").

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

Dated:     May 15, 2003

/s/ Patrick F. Kennedy
Patrick F. Kennedy
Chief Executive Officer

Exhibit 99.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF ALTERRA HEALTHCARE CORPORATION

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350, and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended March 31, 2003 of Alterra Healthcare Corporation (the "Issuer").

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

Dated: May 15, 2003

/s/ Mark W. Ohlendorf
Mark W. Ohlendorf
President, Chief Financial Officer and Secretary