Form 10-Q
period 2003-06-30
ALTERRA HEALTHCARE CORP
filed 2003-08-14
CIK 1013218

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

Form 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes X	No _

Indicate by check mark whether the registrant is an accelerated filer (as determined in Rule 12b-2 of the Securities Exchange Act).

Yes _	No X

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of June 30, 2003: 22,266,262

ALTERRA HEALTHCARE CORPORATION

INDEX

Part I. Financial Information
		Page No.
Item 1.	Financial Statements:

	Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002 (unaudited)	1

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)	2

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002 (unaudited)	3

	Notes to Consolidated Financial Statements (unaudited)	4-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

	Part II. Other Information

Item 1.	Legal Proceedings	29

Item 3.	Defaults Upon Senior Securities	30

Item 6.	Exhibits and Reports on Form 8-K	31

PART 1 - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$18,822	$13,797
Accounts receivable, net	8,553	10,253
Assets held for sale	61,765	57,243
Other current assets	23,977	24,810
Total current assets	113,117	106,103
Property and equipment, net	391,925	492,125
Restricted cash and investments	2,188	2,188
Goodwill, net	32,257	35,515
Other assets	32,043	35,219
Total assets	$571,530	$671,150

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term obligations	$201,174	$722,689
Current debt maturities on assets held for sale	83,002	79,108
Short-term notes payable	--	7,144
Accounts payable	3,661	6,812
Accrued expenses	40,392	91,196
Guaranty liability	--	58,500
Deferred rent and refundable deposits	14,950	14,840
Total current liabilities	343,179	980,289
Long-term obligations, less current installments	154,238	171,510
Other long-term obligations	2,268	2,147
Liabilities subject to compromise	590,586	--
Redeemable preferred stock	--	6,132
Stockholders' equity:
Preferred stock, 2,500,000 shares authorized; 1,550,000 of which have been designated at June 30, 2003 and December 31, 2002, none of which are outstanding	---	---
Common stock, $.01 par value; 100,000,000 shares authorized; of which 22,266,262 were issued and outstanding on June 30, 2003 and December 31, 2002	221	221
Treasury stock, $.01 par value; 11,639 shares in 2003 and 2002	(163)	(163)
Additional paid-in capital	179,526	179,526
Accumulated deficit	(698,325)	(668,512)
Total stockholders' (deficit)	(518,741)	(488,928)
Total liabilities and stockholders' (deficit)	$571,530	$671,150

See accompanying notes to consolidated financial statements (unaudited).

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Resident service fees	$101,639	$100,178	$206,113	$201,389
Management fee and other	395	736	801	1,852
Operating revenue	102,034	100,914	206,914	203,241

Operating expenses (income):
Residence operations	71,470	66,424	141,603	132,196
Lease expense	16,245	14,782	31,330	29,141
Gain on lease termination	--	(6,204)	--	(6,204)
Lease income	(1,270)	(3,946)	(2,541)	(7,970)
General and administrative	9,022	12,886	18,487	23,426
Loss (gain) on disposal	109	(9,522)	9,325	(11,533)
Depreciation and amortization	5,585	6,122	11,824	11,997
Impairment charge	--	--	2,859	--
Total operating expenses	101,161	80,542	212,887	171,053
Operating income (loss)	873	20,372	(5,973)	32,188

Other income (expense):
Interest expense, net (excludes contractual interest expense of $3.4 million and $6.0 million for the quarter and six months ended June 30, 2003, respectively)	(7,613)	(12,868)	(16,928)	(25,130)
Amortization of financing costs	(791)	(1,489)	(1,400)	(3,126)
Gain on debt extinguishments	--	--	12,682	--
Convertible debt paid-in-kind ("PIK") interest (excludes contractual interest expense of $7.7 million and $13.0 million for the quarter and six months ended June 30, 2003, respectively)	(590)	(6,522)	(2,673)	(12,658)
Equity in losses of unconsolidated affiliates	(120)	(1,998)	(220)	(4,272)
Reorganization items	(3,736)	--	(6,446)	--
Total other expense, net	(12,850)	(22,877)	(14,985)	(45,186)

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(11,977)	(2,505)	(20,958)	(12,998)

Income tax expense	(25)	(30)	(50)	(60)

Loss from continuing operations before cumulative effect of change in accounting principle	(12,002)	(2,535)	(21,008)	(13,058)

Loss on discontinued operations	(5,616)	(87,694)	(8,805)	(108,883)
Cumulative effect of change in accounting principle	--	--	--	(42,785)

Net loss	$(17,618)	$(90,229)	$(29,813)	$(164,726)

Loss per common share- basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	(0.54)	(0.11)	(0.94)	(0.59)
Loss on discontinued operations	(0.25)	(3.94)	(0.40)	(4.89)
Cumulative effect of change in accounting principle	--	--	--	(1.92)
Net loss per common share- basic and diluted	$(0.79)	$(4.05)	$(1.34)	$(7.40)

Weighted average common shares outstanding:
Basic and diluted	22,266	22,266	22,266	22,266

See accompanying notes to consolidated financial statements (unaudited).

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(29,813)	$(164,726)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,824	11,997
PIK interest	2,673	12,658
Amortization of deferred financing	1,400	3,126
Cumulative effect of change in accounting principle	--	42,785
Loss (gain) on disposal	9,325	(11,533)
Impairment charges	2,859	--
Loss on discontinued operations	8,805	108,883
Gain on debt extinguishment	(12,682)	--
Equity in net loss from investments in unconsolidated affiliates	220	4,272
Decrease (increase) in net resident receivables	1,700	(1,820)
Decrease in other current assets	833	6,344
Increase (decrease) in accounts payable	4,073	(630)
Increase in accrued expenses and deferred rent	2,326	6,643
Increase in past due interest and late fees	(2,341)	4,911
Changes in other assets and liabilities, net	4,951	(14,642)
Net cash provided by operating activities	6,153	8,268

Cash flows from investing activities:
Payments for property, equipment and project development costs	(3,116)	(3,274)
Net proceeds from sale of property and equipment	18,888	18,830
Proceeds from sale/leaseback transactions	62,368	500
Changes in investments in and advances to unconsolidated affiliates	1,625	1,742
Net cash provided by investing activities	79,765	17,798

Cash flows from financing activities:
Repayments of short-term borrowings	--	(733)
Repayments of long-term obligations	(91,608)	(27,100)
Proceeds from issuance of debt	13,004	--
Payments for financing costs	(2,289)	(422)
Net cash used in financing activities	(80,893)	(28,255)

Net increase (decrease) in cash and cash equivalents	5,025	(2,189)

Cash and cash equivalents:
Beginning of period	$13,797	$19,996
End of period	$18,822	$17,807

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,603	$20,150
Cash paid for reorganization items	$1,706	$--
Cash (refunded) paid during period for income taxes	$(112)	$11

Non cash items:
Deconsolidated assets related to subsidiary stock transfer	$--	$189,221
Deconsolidated liabilities related to subsidiary stock transfer	$--	$174,354

See accompanying notes to consolidated financial statements (unaudited).

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

      These interim unaudited Consolidated Financial Statements include the accounts of Alterra Healthcare Corporation ("Alterra" or the "Company") and our majority owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. In our opinion, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of these Consolidated Financial Statements have been included. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. As the accompanying Consolidated Financial Statements do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America, they should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2002, as amended.

  Chapter 11 Bankruptcy and Restructuring Activities

In February 2001 our overall cash position had declined to a level which we believed to be insufficient to operate the Company. Accordingly, in February 2001 we retained financial advisors and special reorganization counsel to assist us in evaluating alternatives to restore financial viability. To conserve cash and protect the financial integrity of our operations, beginning in March 2001 we elected not to make selected scheduled debt service and lease payments, of which $2.8 million remains unpaid as of June 30, 2003. As a result, we are in default under several of our principal credit facilities.

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

      On January 22, 2003 (the "Petition Date"), we filed a voluntary petition with the Bankruptcy Court to reorganize under Chapter 11 of the Bankruptcy Code (the "Bankruptcy" or the "Bankruptcy Case") under case number 03-10254 (the "Chapter 11 Filing"). None of our subsidiaries or affiliates are included in the Chapter 11 Filing. We believe that our Chapter 11 Filing is an appropriate and necessary step to conclude the reorganization initiatives commenced in 2001. The focus of our restructuring efforts in 2001 and 2002 has been portfolio rationalization and the restructuring of our senior financing obligations with our secured lenders and lessors. We believe the Bankruptcy will allow us to complete the restructuring of our senior financing obligations and to commence and complete the restructuring of our junior capital structure, which includes unsecured obligations and claims, our convertible subordinated debentures and our preferred and common stock.

      At "first day" Bankruptcy hearings held on January 24, 2003, the Bankruptcy Court entered orders granting us authority, among other things, to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, pay pre-petition claims of certain vendors critical to the ongoing operations of the Company, pay pre-petition refunds to residents and continue the existing resident program. We remain in possession of our assets and properties and continue to operate our business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

      In conjunction with our Chapter 11 Filing, we secured a $15.0 million debtor-in-possession ("DIP") credit facility from affiliates of certain principal holders of the Company's pay-in-kind securities issued in the summer of 2000. The Bankruptcy Court issued an order approving our borrowing up to $6.5 million under the DIP credit facility on an interim basis on January 24, 2003. On April 9, 2003, the Court issued final approval authorizing the Company to borrow up to the entire $15.0 million of DIP financing, of which only $6.1 million has been borrowed as of June 30, 2003. We have incurred $3.7 and $6.4 million in reorganization costs for the three and six months ended June 30, 2003. These reorganization costs include legal, financial advisory, other professional fees and key employee retention program (the "KERP") and executive bonus accruals incurred in relation to the reorganization.

      Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual pre-petition obligations against the Company generally may not be enforced. Unless otherwise addressed during the pendency of the Bankruptcy Case, substantially all pre-petition liabilities are expected to be discharged and/or treated pursuant to the terms of our plan of reorganization, which will need to be voted upon by appropriate creditor and equity constituencies and approved by the Bankruptcy Court.

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

      On February 4, 2003, the Office of the U.S. Trustee for the District of Delaware appointed an official committee of unsecured creditors in our Bankruptcy Case. This committee often takes positions on matters that come before the Court, and is a party with whom the Company will discuss the terms of our plan of reorganization. There can be no assurance that this committee will support the Company's positions in the bankruptcy proceedings or the Company's plan of reorganization. In addition, delays regarding both the progress of the case and confirmation of any plan of reorganization may occur based upon issues that could be raised by any of the various creditor constituencies in the case.

      On March 18, 2003 we filed with the Bankruptcy Court schedules of assets and liabilities and statement of financial affairs setting forth, among other things, the assets and liabilities as shown by our books and records at that date, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules and the statements of financial affairs are subject to further amendment and modification. Pursuant to an order of the Court, we mailed notices to all known creditors identifying the deadline to file proofs of claim with the court-appointed claims agent, Bankruptcy Services, LLC, as July 8, 2003. An estimated 3,700 claims were filed as of July 8, 2003 in response to the approximately 210,000 notices sent. Differences between amounts scheduled by the Company and claims by creditors will be investigated and resolved in connection with our claims resolution process. The ultimate number and amount of allowed claims is not presently known, and because the treatment of such allowed claims will be subject to the terms of a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

      On March 27, 2003, we filed with the Bankruptcy Court a Plan of Reorganization (as amended, the "Plan") and a Disclosure Statement Accompanying Plan of Reorganization (the "Disclosure Statement"). Immediately prior to the filing of our Plan and Disclosure Statement, we also filed a motion (the "Bidding Procedures Motion") with the Bankruptcy Court seeking approval of bidding procedures with respect to the solicitation and selection of a transaction contemplating either (i) the sale of capital stock of the reorganized Alterra to be effective and funded upon the confirmation and effectiveness of our Plan (an "Exit Equity Transaction") or (ii) the sale, as a going concern, of all or substantially all of the assets of Alterra to be effective and funded upon the confirmation and effectiveness of our Plan (an "Asset Sale Transaction," together with an Exit Equity Transaction, referred to herein as a "Liquidity Transaction"). The Bankruptcy Court approved our bidding procedures on April 10, 2003.

      On July 17, 2003, we conducted an auction to identify the highest and best transaction available to provide for the liquidity needs of the Company as it emerges from Chapter 11, and to maximize the recovery to the Company's creditors. FEBC-ALT Investors Inc. ("FEBC") was the winning bidder, proposing a merger transaction pursuant to which FEBC will acquire all of the equity interests in Alterra (the "Merger"). At, or prior to closing, FEBC will be a majority owned subsidiary of Emeritus Corporation ("Emeritus"), a national provider of assisted living and related services to seniors. Fortress Investment Trust II LLC ("Fortress"), a private equity fund, is providing financing to FEBC for the Merger transaction and owns a minority equity interest in FEBC.

      On July 22, 2003, we executed an Agreement and Plan of Merger ("Merger Agreement") with FEBC, pursuant to which FEBC will acquire 100% of the common stock of the Company upon emergence from the Chapter 11 bankruptcy proceeding. Pursuant to the Merger Agreement, FEBC will pay the Company $76.0 million of merger consideration, which may be adjusted downward in certain circumstances. The merger consideration will be used (i) to fund costs of the Company's bankruptcy and reorganization and to provide for the working capital and other cash needs of the restructured Company and (ii) to fund a distribution to the Company's unsecured creditors. The consummation of the Merger is subject to the satisfaction of numerous conditions, including without limitation confirmation of the Company's Chapter 11 plan of reorganization by the Bankruptcy Court, receipt of consents and approvals from certain of the Company's secured lenders and lessors and compliance with applicable state and local health regulatory licensing requirements. The Merger Agreement provides for the Company to pay to FEBC a "break-up" fee in certain circumstances of $3.0 million plus up to $1.0 million as reimbursement for expenses. In connection with the execution of the Merger Agreement, Emeritus and Fortress delivered a Payment Guaranty to the Company pursuant to which Emeritus and Fortress guaranteed up to $6.9 million and $69.1 million of the merger consideration, respectively.

      On July 23, 2003, we presented FEBC's Merger proposal as the winning bid at a Bankruptcy Court hearing in accordance with the court-approved bidding procedures. Following the hearing, the Bankruptcy Court entered an order authorizing the Company to execute the Merger Agreement and approving the proposed Merger as the highest and best bid at the auction conducted by the Company on July 17, 2003.

      We have filed an amended plan of reorganization and an amended disclosure statement with the Bankruptcy Court to incorporate the terms and conditions of the Merger, and following Bankruptcy Court approval of the disclosure statement, will be distributing the disclosure statement to our creditors and stakeholders in order to solicit their approval of the Company's Chapter 11 Plan. There can be no assurance that our Plan will be confirmed by the Court or consummated. If our Plan is not accepted by the required number of creditors and equity holders, and the Court either terminates or refuses to extend the Company's exclusive right to file and prosecute a Chapter 11 plan, any party in interest may subsequently file its own plan of reorganization. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met.

      A confirmed plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. At this time, it is not possible to predict the effect of the Chapter 11 reorganization on our business, various creditors and security holders or when we will be able to emerge from the Bankruptcy Case.

      The principal components of our restructuring efforts to date and the further restructuring contemplated by our Plan are summarized below.

Portfolio Rationalization. The Restructuring Plan called for the disposition of 143 of our residences (collectively, the "Disposition Assets") that we determined to be non-strategic for one or more of a variety of reasons, of which 117 residences representing 5,222 resident capacity have either been sold or transferred to a new lessee as of June 30, 2003. In addition, we sold 21 land parcels and transitioned ownership of 5 residences through deed-in-lieu of foreclosure transactions. The disposition of the residences included in the Disposition Assets has been accomplished primarily by actively working with the lenders and lessors to identify new operators and selling assets through an organized sales process. During the six months ended June 30, 2003 we recognized a loss on disposal of $11.3 million, including a loss of $9.3 million in continuing operations and a loss of $2.0 million in discontinued operations, relating to the disposition of 14 residences and the sale leaseback of 25 residences. Additionally, an impairment loss of $5.2 million, which represents the difference between seven residences' carrying value and the residences' estimated fair value less cost to sell, is included in discontinued operations for the six months ended June 30, 2003. As of June 30, 2003, approximately $56.1 million is reserved for losses relating to future asset sales, lease terminations and joint venture settlements. A condition to our disposing of the remaining Disposition Assets will be obtaining the consent of the applicable lender or lessor and, in certain cases, the consent of the applicable joint venture partner.

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

      Secured Lender Negotiations. At the outset of our restructuring, management sought to restructure secured loan facilities that, in management's view, would generate significant deficiency claims (i.e., claims in excess of the value of the applicable mortgage portfolio) in the event the applicable lenders sought to call the loan and foreclose on their collateral. Five credit facilities, representing $228.1 million in aggregate financing at June 30, 2003 (secured by mortgages on 37 residences with an aggregate capacity of 2,818 beds) represent, in our view, significant potential deficiency claims in the range of $82.5 million to $104.9 million. In these negotiations, we sought to limit or eliminate these potential deficiency claims against the Company in exchange for our agreement to cooperate with the applicable lenders to facilitate an orderly transition of ownership (and, in certain cases, management) of the mortgaged residences to the lenders or their designees (through deed-in-lieu of foreclosure transactions or so-called friendly foreclosures). In transitioning ownership of the mortgaged residences to the lenders, we offered to provide interim management services to the lenders with respect to the mortgaged residences. During 2002, we executed definitive agreements of this type with three different lender groups with regard to three "impaired" credit facilities, originally representing $104.2 million of financing secured by 31 residences with an aggregate capacity of 1,520 beds. As a result of refinancings, asset sales and foreclosures during 2002 and 2003, $13.0 million of this indebtedness secured by mortgages on four residences is remaining at June 30, 2003. Additionally, $19.0 million of indebtedness associated with assets previously disposed of as part of the three executed definitive agreements, but which are pending final release from the applicable lender, is also remaining at June 30, 2003.

      In May 2002, one significantly "impaired" lender group that provided $171.0 million in aggregate financing (secured by mortgages on 26 residences with an aggregate capacity of 2,154 beds) caused title to all of the stock of our subsidiary that operated these mortgaged residences to be transferred to a third party. Accordingly, we no longer own these residences, although we do currently serve as interim manager for this lender group. As a result of the stock transfer, these residences are no longer consolidated and operations related to these residences through May 31, 2002 are reported as discontinued operations. We have accrued $58.5 million related to our estimated liability associated with our guaranty (including payment of the termination fee due upon full payment of the mortgage obligations). Such liability is included in liabilities subject to compromise at June 30, 2003. The liability associated with our guaranty obligation was calculated as the difference between the fair market value of the assets and the underlying mortgage obligations.

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

      In addition to these impaired credit facilities, we are continuing to seek to negotiate amendments and modifications with the applicable lenders with respect to our other principal secured credit facilities in order to, depending on the specific case, reset covenants, obtain consent to sell certain mortgaged residences, secure waivers of prior defaults and, in certain cases, to extend scheduled maturities. These credit facilities represent $281.6 million of financing secured by an aggregate of 87 residences with an aggregate capacity of 4,243 beds as of June 30, 2003. Discussions with certain of these lenders have commenced, and as of June 30, 2003 we have executed definitive binding agreements with lenders with respect to $102.2 million of indebtedness secured by 36 residences with an aggregate capacity of 1,689 beds, providing for, among other things, extensions of debt maturities, waivers of prior defaults and amendments of certain covenants. In February 2003 we sold 25 residences with an aggregate capacity of 894 beds, extinguished the related debt, and leased back the facilities under an operating lease agreement. We also refinanced $6.9 million of debt secured by 6 residences with a capacity of 182 beds. As a result of this debt extinguishment and refinancing, we recognized a gain on debt extinguishment of $12.7 million during the quarter ended March 31, 2003. We anticipate that we will need to negotiate restructuring agreements and to secure waivers and amendments with certain of our secured lenders as a condition to confirming our Plan and consummating the Merger.

REIT Lessor Negotiations. At June 30, 2003, we had six multi-residence portfolios leased from various REITs, including those assets refinanced in February 2003. These portfolios include an aggregate of 225 residences with an aggregate capacity of 9,609 beds. We have entered into restructuring agreements with respect to all of the five multi-residence lease portfolios existing prior to February 2003. These restructurings included the amendment of certain lease covenants and terms and, in three lease facilities, the conversion of individual leases into single master leases. The cash rent due under one lease facility was modified through the application of various deposits held by the landlord to satisfy a portion of the cash rent obligation in the early years of the restructured master lease.

Restructuring of Junior Capital Structure. As of June 30, 2003, the Company's junior capital structure is comprised of unsecured debt of approximately $457.3 million and equity capitalization consisting of $6.2 million aggregate principal amount of 9.75% Series A Cumulative Convertible Preferred Stock due May 30, 2007 (the "Series A Stock") and 22.2 million shares of Common Stock. The principal components of the Company's unsecured indebtedness as of June 30, 2003 (amounts exclude accrued but unpaid interest) include:

i.     $11.0 million aggregate principal face amount of promissory notes issued in connection with the restructuring of certain joint venture arrangements (the "Unsecured Senior Notes") and $5.1 million of other unsecured notes (the "Unsecured Notes");

ii.     $253.9 million aggregate principal amount of 9.75% pay-in-kind convertible debentures due May 30, 2007 (the "PIK Debentures") issued in three separate series in 2000;

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

      As a result of several notices of default received by the Company with respect to secured indebtedness that by its terms may be accelerated by the applicable lenders, neither we nor the applicable indenture trustees for the Subordinated Debentures are permitted by the subordination provisions of the indentures governing the respective Subordinated Debentures to make any payment or distribution on account of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures). As a result, we did not make cash interest payments on the Original Debentures in 2001, 2002 and 2003 of $5.5 million, $11.0 million and $11.0 million, respectively. In the event that the Company is dissolved, liquidated or reorganized, all amounts due in payment of the Company's "senior indebtedness" must be paid or provided for before any payment may be made on account of the Subordinated Debentures.

      To the extent that the Company is not able to restructure its capital structure and is forced to liquidate, applicable principles of corporate law (specifically, the liquidation priority of debt over equity and the priority of preferred stock over common stock) and the subordination provisions governing the Subordinated Debentures would dictate that:

  All of our obligations relating to our secured and unsecured loans, including the Unsecured Senior Notes (with a principal balance of $11.0 million at June 30, 2003) and any deficiency claims (estimated at $82.5 million to $104.9 million at June 30, 2003 (disregarding the contingent restructuring agreements described above)) relating to our secured loan facilities, would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Subordinated Debentures;

  All obligations relating to the PIK Debentures ($253.9 million including accrued and unpaid PIK dividends at June 30, 2003) would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Original Debentures;

  All obligations relating to the Original Debentures ($210.3 million including accrued and unpaid interest at June 30, 2003), as well as all other indebtedness of the Company, would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Series A Stock and Common Stock; and

  All liquidation preferences related to our outstanding Series A Preferred Stock (approximately $6.2 million as of June 30, 2003) would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Common Stock.

      In restructuring our junior capital structure pursuant to our Plan, the relative rights in liquidation of our various junior capital constituencies is a significant factor in determining the extent to which the claims and interests of these various constituencies will be entitled to any distribution of value as the Company is restructured.

      Our original Plan, filed with the Bankruptcy Court on March 27, 2003, contemplated that the Company would conduct a marketing process to solicit and identify the "highest and best" proposal for a Liquidity Transaction. Management believes that the Merger, as the highest and best Liquidity Transaction proposed at the July 17, 2003 auction, will provide a fair valuation of the reorganized Alterra that will facilitate the completion of the reorganization and will provide a source of liquidity to make distributions of cash to the holders of various junior capital structure constituents, all to the extent that such holders are entitled to a distribution pursuant to the Plan based on applicable principles of bankruptcy and corporate law and the subordination provisions governing the Subordinated Debentures.

      Given the uncertainty as to the outcome of our remaining restructuring negotiations with senior capital constituencies (including, without limitation, the extent to which deficiency claims are asserted in the Bankruptcy Case), and given the impact of operative subordination provisions and corporate and bankruptcy law doctrines governing the relative rights of holders of debt and equity interests in the Company, it is very difficult for us to predict what value, if any, various junior capital constituencies will receive in the restructured Alterra. While it is management's intention, to the extent practicable, to seek to restore value to our junior capital, no assurances may be given as to what value, if any, various junior capital constituencies will have in the restructured Company. Based on our current estimates of value and pursuant to our Plan, no distribution of value will be made to certain classes of unsecured debt or to any class of capital stock of the Company upon the conclusion of the Bankruptcy Case.

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

      We have had buy-out or settlement negotiations with investors who currently have interests in an aggregate of 40 joint venture arrangements. As of June 30, 2003, 13 of those joint venture arrangements are associated with residences operating under lease or sublease agreements with the joint venture, while the lease or sublease agreements of the remaining 27 joint venture arrangements have been terminated. No assurance may be given as to whether these negotiations will result in an agreement which enables the Company to acquire 100% of these joint venture entities. If these negotiations fail, the Company's ability to restructure certain of its senior capital financing facilities may be adversely affected.

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

(3)     New Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, the Company adopted the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, but have been excluded from these consolidated financial statements as their impact is deemed immaterial.

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

(4)     Assets Held for Sale

      The Company has adopted plans to dispose of or terminate leases on 143 residences with an aggregate capacity of 6,499 residents and 33 parcels of land, of which 117 residences representing 5,222 resident capacity have either been sold or transferred to a new lessee as of June 30, 2003. In addition, the Company sold 21 land parcels and transitioned ownership of five residences through deed-in-lieu foreclosure transactions. Residences included in the disposition plan were identified based on an assessment of a variety of factors, including geographic location, residence size, operating performance and lender negotiations. As of June 30, 2003, approximately $46.7 million is reserved for losses relating to future asset sales or lease terminations.

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

      The following table represents operating information (in thousands) included in the loss on discontinued operations for the three and six months ended June 30, 2003 and 2002, respectively, in accordance with SFAS No. 144 of the Consolidated Statements of Operations of the Company:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2003	2002	2003	2002

Loss from operations	$(684)	$(4,952)	$(1,592)	$(8,465)
FAS 144 impairment loss	(5,213)	(4,374)	(5,213)	(10,615)
Guaranty liability	--	(54,700)	--	(54,700)
(Loss) gain on disposal	281	(23,668)	(2,000)	(23,193)
Cumulative effect of change in accounting principle	--	--	--	(11,910)
Loss on discontinued operations	$(5,616)	$(87,694)	$(8,805)	$(108,883)

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

      Pursuant to an order of the Bankruptcy Court, the Company mailed notices to all known creditors to inform them that the deadline for filing proofs of claim with the Court is July 8, 2003. Amounts that we have recorded as liabilities may be different than the claim amounts filed by our creditors. The number and amount of allowable claims cannot be presently ascertained. The claims reconciliation process may result in adjustments to allowable claims.

      The following table summarizes the components of liabilities subject to compromise in our unaudited Consolidated Balance Sheets as of June 30, 2003 and proforma December 31, 2002 (in thousands):
		(Proforma)
	June 30,	December 31,
	2003	2002
Accounts payable	$7,224	$6,812
General liability insurance reserve	20,588	20,098
Reserve for loss on joint venture settlements	9,407	9,407
Accrued interest on convertible debt	23,025	22,371
Guaranty liability	58,500	58,500
Notes payable	17,358	15,286
Short term notes payable	7,144	7,144
PIK Debentures	253,892	252,429
Original Debentures	187,248	187,248
Redeemable preferred stock	6,200	6,132

Liabilities subject to compromise	$590,586	$585,427

(6)     Net Loss Per Common Share

      The following table summarizes the computation of basic and diluted net loss per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic:
Net loss from continuing operations before cumulative effect of change in accounting principle- attributable to common shares	$(12,002)	$(2,535)	$(21,008)	$(13,058)
Loss on discontinued operations	(5,616)	(87,694)	(8,805)	(108,883)
Cumulative effect of change in accounting principle	--	--	--	(42,785)
Net loss attributable to common shares	(17,618)	(90,229)	(29,813)	(164,726)

Weighted average common shares outstanding	22,266	22,266	22,266	22,266

Net loss from continuing operations before cumulative effect of change in accounting principle - per share	$(0.54)	$(0.11)	$(0.94)	$(0.59)
Loss on discontinued operations- per share	(0.25)	(3.94)	(0.40)	(4.89)
Cumulative effect of change in accounting principle- per share	--	--	--	(1.92)
Net loss per common share	$(0.79)	$(4.05)	$(1.34)	$(7.40)

      Shares issuable upon the conversion of convertible subordinated debentures and employee stock options have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

(7)      Subsequent Events

      In July 2003, we negotiated settlement agreements with one lender group, holding $23.3 million of indebtedness secured by mortgages on seven residences with an aggregate capacity of 350 beds. Pursuant to these agreements, we agreed to cooperate with the lender to facilitate an orderly transition of ownership and management of the mortgaged residences to the lender or their designee through a deed-in-lieu of foreclosure transaction. In transitioning ownership of the mortgaged residences to the lender, we offered to provide interim management services to the lender with respect to the mortgaged residences through August 2003. In exchange for our cooperation and management services, the lender has agreed to release any potential deficiency claims. As of July 31, 2003, all seven residences have been transitioned to a new operator.

     .

(8)     Reclassifications

      Reclassifications have been made in the 2002 financial statements to conform with the 2003 financial statement presentation.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We are a national assisted living company operating assisted living residences and providing assisted living services in 24 states. Our ongoing restructuring activities have had a significant impact on our results of operations and are an important factor in explaining the changes in our results between 2003 and 2002. As of June 30, 2003 and 2002, we operated or managed 370 and 408 residences with aggregate capacity of 17,678 and 19,187 residents, respectively. As of June 30, 2003, 13 of our residences were operated in joint venture arrangements with third parties.

      On January 22, 2003, we filed a voluntary petition with the Bankruptcy Court to reorganize under Chapter 11 of the Bankruptcy Code. The Company believes that its Chapter 11 Filing is an appropriate and necessary step to seek to conclude its reorganization initiatives commenced in 2001. The focus of our restructuring efforts in 2001 and 2002 was portfolio rationalization and the restructuring of our senior financing obligations with our secured lenders and lessors. We believe the Bankruptcy will allow us to complete our restructuring of our senior financing obligations and to commence and complete the restructuring of our junior capital structure, which includes unsecured obligations and claims, our convertible subordinated debentures and our preferred and common stock.

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

      On July 17, 2003, we conducted an auction to identify the highest and best transaction available to provide for the liquidity needs of the Company as it emerges from Chapter 11, and to maximize the recovery to the Company's creditors. FEBC was the winning bidder, proposing a merger transaction pursuant to which FEBC will acquire all of the equity interests in Alterra.

      On July 22, 2003, we executed the Merger Agreement with FEBC, pursuant to which FEBC will acquire 100% of the common stock of the Company upon emergence from the Chapter 11 bankruptcy proceeding. Pursuant to the Merger Agreement, FEBC will pay the Company $76.0 million of merger consideration, which may be adjusted downward in certain circumstances. The merger consideration will be used (i) to fund costs of the Company's bankruptcy and reorganization and to provide for the working capital and other cash needs of the restructured Company and (ii) to fund a distribution to the Company's unsecured creditors. The consummation of the Merger is subject to the satisfaction of numerous conditions, including without limitation confirmation of the Company's Chapter 11 plan of reorganization by the Bankruptcy Court, receipt of consents and approvals from certain of the Company's secured lenders and lessors and compliance with applicable state and local health regulatory licensing requirements. The Merger Agreement provides for the Company to pay to FEBC a "break-up" fee in certain circumstances of $3.0 million plus up to $1.0 million as reimbursement for expenses.

      On July 23, 2003, we presented FEBC's Merger proposal as the winning bid at a Bankruptcy Court hearing in accordance with the court-approved bidding procedures. Following the hearing, the Bankruptcy Court entered an order authorizing the Company to execute the Merger Agreement and approving the proposed Merger as the highest and best bid at the auction conducted by the Company on July 17, 2003.

      We have filed an amended Plan and an amended Disclosure Statement with the Bankruptcy Court to incorporate the terms and conditions of the Merger, and following Bankruptcy Court approval of the disclosure statement, will be distributing the disclosure statement to our creditors and stakeholders in order to solicit their approval of the Company's Chapter 11 Plan.

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

      The Company is seeking to negotiate restructurings of several of its principal secured debt and lease obligations and, upon completing these negotiations, will seek to restructure its principal unsecured debt obligations, comprised primarily of the outstanding convertible debentures. Furthermore, at June 30, 2003 and December 31, 2002, the Company was in violation of certain debt covenants.

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

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

      Residence Service Fees. Residence service fees for the three months ended June 30, 2003 were $101.6 million, representing an increase of $1.5 million from the $100.2 million for the comparable 2002 period. This increase resulted primarily from the rate increases instituted during the past 12 months offset by a decline in occupancy rates. Average rates were $2,949 and $2,822 as of June 30, 2003 and 2002, respectively. Company-wide occupancy was 80.2% and 83.6% as of June 30, 2003 and 2002, respectively. In addition, the Company operated 38 fewer residences (aggregate decrease in resident capacity of 1,509 beds) in the 2003 period than the 2002 period as a result of asset sales and dispositions.

      Other Revenues. Other revenues for the three months ended June 30, 2003 were $395,000, a decrease of $341,000 from the $736,000 of other revenue for the three months ended June 30, 2002. The decrease is attributable to reduced development and franchise activity and a reduction in management fees on residences which were either managed for third parties or for entities in which we held a minority ownership position. Management fees include charges for transitional services to recruit and train staff, initial and recurring fees for use of our name and branding, initial and recurring fees for use of our methodologies, services for assisting with finance processing, and ongoing management services provided to operate the residence.

      Residence Operating Expenses. Residence operating expenses for the three months ended June 30, 2003 increased to $71.5 million from $66.4 million in the three-month period ended June 30, 2002. Operating expenses as a percentage of resident service fees for the three months ended June 30, 2003 and 2002 were 70.3% and 66.4%, respectively. This percentage increase resulted primarily from increased wages, general liability insurance, health and workers compensation insurance expense, residence maintenance and utility expenses during the quarter ended June 30, 2003.

      Lease Expense. Lease expense for the three months ended June 30, 2003 was $16.2 million, compared to $14.8 million in the comparable period in 2002. This increase is the result of the February 2003 sale/leaseback of 25 residences, offset by lease terminations and restructurings that occurred during the past 12 months.

      Gain on Lease Termination. The $6.2 million gain on lease termination consists of deferred gains recognized in 2002 due to a new master lease completed during the three months ended June 30, 2002.

      Lease Income. We earned $1.3 million of lease income for the three months ended June 30, 2003, compared to $3.9 million for the comparable period in 2002, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures. This decrease in lease income occurred due to a reduction in the number of unconsolidated joint ventures operating Alterra residences from 36 to 13 as of June 30, 2002 and 2003, respectively. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences, and thereby offset our costs associated with obtaining and maintaining financing for such residences.

      General and Administrative Expense. For the three months ended June 30, 2003, general and administrative expenses were $9.0 million compared to $9.8 million before $3.1 million in restructuring costs for the comparable period in 2002, representing a decrease as a percentage of operating revenue from 9.7% in the 2002 period compared to 8.8% in the 2003 period. This decrease in on-going expenses in the 2003 period was primarily attributable to cost reductions which we have implemented to improve corporate efficiencies. An additional $3.7 million of KERP and executive bonus accruals and professional fees, including legal and financial advisory fees incurred by the creditors committee and by the Company related to the reorganization are being reported separately in accordance with SOP 90-7.

      Loss on Disposal. We adopted a plan to dispose of 143 residences with aggregate capacity of 6,499 residents and 33 parcels of land. During the three months ended June 30, 2002 we sold or terminated leases on nine residences (421 resident capacity) and two land parcels resulting in a gain on disposal of $9.5 million. During the three months ended June 30, 2003, we recognized a loss on disposal of $109,000 resulting from the sale of three residences (130 resident capacity).

      Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2003, was $5.6 million representing a decrease of $537,000, or 9.6%, from the $6.1 million of depreciation and amortization for 2002. This decrease is the result of the February 2003 sale/leaseback of 25 residences and the asset dispositions which occurred during the past 12 months.

      Interest Expense, Net. Interest expense, net of interest income, was $7.6 million for the three months ended June 30, 2003 compared to $12.7 million of net interest expense for the comparable 2002 period, prior to $204,000 of bank amendment fees paid in the quarter. As a result of our decision to reduce development and construction activity beginning in 2001, all construction activity has stopped and no capitalized interest was recorded for the quarters ended June 30, 2003 or 2002. Interest income for the 2003 period was $43,000 as compared to $261,000 for the 2002 period. In accordance with SOP 90-7, the interest expense for the quarter ended June 30, 2003 excludes $3.4 million of contractual convertible debt and note payable interest obligations incurred subsequent to the bankruptcy filing on January 22, 2003, contributing to the decrease from June 30, 2002.

      Amortization of Financing Costs. Amortization of financing costs for the three months ended June 30, 2003 was $791,000 compared to $1.5 million of amortized financing costs for the comparable 2002 period. This decrease is the result of debt retirements and fully amortized financing costs.

      PIK Interest, Net. "Pay-In-Kind" (PIK) interest for the three months ended June 30, 2003 and 2002 was $600,000 and $6.5 million, respectively, and includes interest expense on the PIK Debentures which were issued in May and August 2000. In accordance with SOP 90-7, the PIK interest expense for the quarter ended June 30, 2003 excludes $7.7 million of contractual PIK interest obligations incurred subsequent to the bankruptcy filing on January 22, 2003, resulting in the decrease from the quarter ended June 30, 2002.

      Equity in Losses of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the three months ended June 30, 2003, was $120,000 representing a decrease of $1.9 million from $2.0 million of losses for the comparable 2002 period. Our joint venture partners have not made substantial capital contributions to a number of joint ventures for several quarters. Therefore, we have absorbed the losses of those unconsolidated joint ventures in excess of capital contributed by the joint venture partner. The decrease in equity in losses of unconsolidated affiliates is due to a reduction in the number of joint ventures that operate Alterra residences from 36 at June 30, 2002 to 13 at June 30, 2003, resulting from joint venture buy-outs and lease terminations that occurred during 2002 and 2003.

      Reorganization Costs. Reorganization costs were $3.7 million for the quarter ended June 30, 2003. These costs include professional fees, such as legal and financial advisory fees incurred by the creditors committee and by the Company related to the reorganization and $435,000 in bonus expense accruals associated with the Bankruptcy Court approved KERP and executive bonus plans.

      Income Taxes. For the quarters ended June 30, 2003 and 2002, we recorded a current state and local income tax provision of $25,000 and $30,000, respectively. The income tax expense for these periods reflect the treatment of PIK interest as non-deductible interest. We do not currently anticipate that the interest expense which we will incur in the future related to the PIK Debentures will be deductible for income tax purposes.

      As of June 30, 2003 and 2002, we do not have a deferred tax asset. In accordance with SFAS No. 109, we are required to continuously evaluate the recoverability of the deferred tax assets based on the criteria that it is "more likely than not" that the deferred taxes will be recoverable through future taxable income. This evaluation is made based on our internal projections which are routinely updated to reflect more recent operating trends. Based on our current financial projections, we are uncertain that we will recover these net deferred tax assets through future taxable income. In addition, the utilization of our $451.5 million Net Operating Loss carryforward could be subject to limitations based on the change of control provisions in the Internal Revenue Code which may become operative in a liquidity transaction or through implementation of our Plan. Accordingly, we have established a valuation allowance against the entire deferred tax assets. As of June 30, 2003 and 2002, this valuation allowance was $228.3 million and $211.0 million, respectively.

      Loss on Discontinued Operations. Included in discontinued operations for the three months ended June 30, 2003 are the operating losses associated with those residences identified as disposition assets subsequent to January 1, 2002 in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets." Additionally, impairment losses totaling $5.2 million, which represent the difference between a residences' carrying value and the residences' estimated fair value less costs to sell, and a gain on disposal of $281,000 associated with the disposition of three residences (130 resident capacity) are included in discontinued operations for the three months ended June 30, 2003.

      Included in discontinued operations for the three months ended June 30, 2002 are the operating losses associated with those residences identified as disposition assets subsequent to January 1, 2002 in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets." Additionally, impairment losses totaling $4.4 million, which represent the difference between a residences' carrying value and the residences' estimated fair value less costs to sell, and a loss on disposal of $23.7 million associated with the disposition of one residence (38 resident capacity) and the write off of the net assets of a former subsidiary at the time of the transfer of the stock of the subsidiary, are included in discontinued operations for the three months ended June 30, 2002. Also included in discontinued operations for the quarter ended June 30, 2002 is a loss of $54.7 million related to our estimated liability associated with our guaranty obligation of the former subsidiary.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

      Residence Service Fees. Residence service fees for the six months ended June 30, 2003 were $206.1 million, representing an increase of $4.7 million from the $201.4 million for the comparable 2002 period. This increase resulted primarily from the rate increases instituted during the past 12 months offset by a decline in occupancy rates. Average rates were $2,949 and $2,822 as of June 30, 2003 and 2002, respectively. Company-wide occupancy was 80.2% and 83.6% as of June 30, 2003 and 2002, respectively. In addition, the Company operated 38 fewer residences (aggregate decrease in resident capacity of 1,509 beds) in the 2003 period than the 2002 period as a result of asset sales.

      Other Revenues. Other revenues for the six months ended June 30, 2003 were $800,000, a decrease of $1.1 million from the $1.9 million of other revenue for the six months ended June 30, 2002. The decrease is attributable to reduced development and franchise activity and a reduction in management fees on residences which were either managed for third parties or for entities in which we held a minority ownership position. Management fees include charges for transitional services to recruit and train staff, initial and recurring fees for use of our name and branding, initial and recurring fees for use of our methodologies, services for assisting with finance processing, and ongoing management services provided to operate the residence.

      Residence Operating Expenses. Residence operating expenses for the six months ended June 30, 2003 increased to $141.6 million from $132.2 million in the six month period ended June 30, 2002. Operating expenses as a percentage of resident service fees for the six months ended June 30, 2003 and 2002 were 68.7% and 65.6%, respectively. This percentage increase resulted primarily from increased wages, general liability insurance, health and workers compensation insurance expense, residence maintenance and utility expenses.

      Lease Expense. Lease expense for the six months ended June 30, 2003 was $31.3 million, compared to $29.1 million in the comparable period in 2002. This increase is the result of the February 2003 sale/leaseback of 25 residences, offset by lease terminations and restructurings that occurred during the past 12 months.

      Gain on Lease Termination. The $6.2 million gain on lease termination consists of deferred gains recognized due to a new master lease completed during the three months ended June 30, 2002.

      Lease Income. We earned $2.5 million of lease income for the six months ended June 30, 2003, compared to $8.0 million for the comparable period in 2002, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures. This decrease in lease income occurred due to a reduction in the number of unconsolidated joint ventures operating Alterra residences from 36 to 13 as of June 30, 2002 and 2003, respectively. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences, and thereby offset our costs associated with obtaining and maintaining financing for such residences.

      General and Administrative Expense. For the six months ended June 30, 2003, general and administrative expenses were $18.5 million compared to $18.9 million before $4.5 million in restructuring costs for the comparable period in 2002, representing a decrease as a percentage of operating revenue from 9.3% in the 2002 period compared to 8.9% in the 2003 period. This decrease in on-going expenses in the 2003 period was primarily attributable to cost reductions which we have implemented to improve corporate efficiencies. An additional $6.4 million of KERP and executive bonus accruals and professional fees, including legal and financial advisory fees incurred by the creditors committee and by the Company related to the reorganization are being reported separately in accordance with SOP 90-7.

      Loss on Disposal. We adopted a plan to dispose of 143 residences with aggregate capacity of 6,499 residents and 33 parcels of land. During the six months ended June 30, 2002 we sold or terminated leases on 16 residences (773 resident capacity) and two land parcels resulting in a gain on disposal of $11.5 million. During the six months ended June 30, 2003, we recognized a loss on disposal of $9.3 million resulting from the sale of six residences (224 resident capacity) and the sale leaseback of 25 residences (894 resident capacity). In addition, the loss on disposal includes a $2.4 million charge relating to outstanding receivables associated with a joint venture termination which occurred in a prior period.

      Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2003, was $11.8 million, representing a decrease of $200,000 from the $12.0 million of depreciation and amortization for 2002.

      Impairment Charge. We recognized an impairment charge of $2.9 million in accordance with SFAS No. 144 during the six months ended June 30, 2003. This impairment charge was based on the difference between an asset's carrying amount and fair value, where the fair value was determined by estimating the present value of estimated future cash flows.

      Interest Expense, Net. Interest expense, net of interest income, was $16.9 million for the six months ended June 30, 2003 compared to $24.5 million of net interest expense for the comparable 2002 period, prior to $613,000 of bank amendment fees paid in the quarter. As a result of our decision to reduce development and construction activity beginning in 2001, all construction activity has stopped and no capitalized interest was recorded for the six months ended June 30, 2003 or 2002. Interest income for the 2003 period was $90,000 as compared to $133,000 for the 2002 period. In accordance with SOP 90-7, the interest expense for the six months ended June 30, 2003 excludes $6.0 million of contractual convertible debt and note payable interest obligations incurred subsequent to the bankruptcy filing on January 22, 2003, contributing to the decrease from June 30, 2002.

      Amortization of Financing Costs. Amortization of financing costs for the six months ended June 30, 2003 was $1.4 million compared to $3.1 million of amortized financing costs for the comparable 2002 period. This decrease is the result of debt retirements and fully amortized financing costs.

      Gain on Debt Extinguishment. During the six months ended June 30, 2003, we recorded a gain on debt extinguishments of $12.7 that resulted from the sale/leaseback and refinancing of 32 residences previously financed pursuant to two secured debt facilities. This gain is recognized in other operating expenses in accordance with SFAS No. 145, "Recission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which the Company adopted in 2002.

      PIK Interest, Net. "Pay-In-Kind" (PIK) interest for the six months ended June 30, 2003 and 2002 was $2.7 million and $12.7 million, respectively, and includes interest expense on the PIK Debentures which were issued in May and August 2000. In accordance with SOP 90-7, the PIK interest expense for the six months ended June 30, 2003 excludes $13.0 million of contractual PIK interest obligations incurred subsequent to the bankruptcy filing on January 22, 2003, resulting in the decrease from the six months ended June 30, 2002.

      Equity in Losses of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the six months ended June 30, 2003, was $220,000 representing a decrease of $4.1 million from $4.3 million of losses for the comparable 2002 period. Our joint venture partners have not made substantial capital contributions to a number of joint ventures for several quarters. Therefore, we have absorbed the losses of those unconsolidated joint ventures in excess of capital contributed by the joint venture partner. The decrease in equity in losses of unconsolidated affiliates is due to a reduction in the number of joint ventures that operate Alterra residences from 36 at June 30, 2002 to 13 at June 30, 2003, resulting from joint venture and lease terminations that occurred during 2002.

      Reorganization Costs. Reorganization costs were $6.4 million for the six months ended June 30, 2003. These costs include professional fees, such as legal and financial advisory fees incurred by the creditors committee and by the Company related to the reorganization and $435,000 in bonus expense accruals associated with the Bankruptcy Court approved KERP and executive bonus plans.

      Income Taxes. For the six months ended June 30, 2003 and 2002, we recorded a current state and local income tax provision of $50,000 and $60,000, respectively. The income tax expense for these periods reflect the treatment of PIK interest as non-deductible interest. We do not currently anticipate that the interest expense which we will incur in the future related to the PIK Debentures will be deductible for income tax purposes.

      As of June 30, 2003 and 2002, we do not have a deferred tax asset. In accordance with SFAS No. 109, we are required to continuously evaluate the recoverability of the deferred tax assets based on the criteria that it is "more likely than not" that the deferred taxes will be recoverable through future taxable income. This evaluation is made based on our internal projections which are routinely updated to reflect more recent operating trends. Based on our current financial projections, we are uncertain that we will recover these net deferred tax assets through future taxable income. In addition, the utilization of our $451.5 million Net Operating Loss carryforward could be subject to limitations based on the change of control provisions in the Internal Revenue Code which may become operative in a liquidity transaction or through implementation of our Plan. Accordingly, we have established a valuation allowance against the entire deferred tax assets. As of June 30, 2003 and 2002, this valuation allowance was $228.3 million and $211.0 million, respectively.

      Loss on Discontinued Operations. Included in discontinued operations for the six months ended June 30, 2003 are the operating losses associated with those residences identified as disposition assets subsequent to January 1, 2002 in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets." Additionally, impairment losses totaling $5.2 million, which represent the difference between a residences' carrying value and the residences' estimated fair value less costs to sell, and a loss on disposal of $2.0 million associated with the disposition of eight residences (390 resident capacity) are included in discontinued operations for the six months ended June 30, 2003.

      Included in discontinued operations for the six months ended June 30, 2002 are the operating losses associated with those residences identified as disposition assets subsequent to January 1, 2002 in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets." Additionally, impairment losses totaling $10.6 million, which represent the difference between a residences' carrying value and the residences' estimated fair value less costs to sell, and a loss on disposal of $23.2 million associated with the disposition of one residence (38 resident capacity) and the write off of the net assets of a former subsidiary at the time of the transfer of the stock of the subsidiary, are included in discontinued operations for the period ended June 30, 2002. Also included in discontinued operations for the quarter ended June 30, 2003 is a loss of $54.7 million related to our estimated liability associated with our guaranty obligation of the former subsidiary, and a loss of $11.9 million recognized in accordance with Statement of Financial Accounting Standards SFAS No. 142, "Goodwill and Other Intangible Assets."

      Cumulative Effect of Change in Accounting Principle. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," having a required effective date for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. Under the transitional provisions of SFAS No. 142, we identified reporting units and performed impairment tests on the net goodwill associated with each of these reporting units. The fair value of the reporting units was determined by estimating the present value of future cash flows. Based on this impairment testing, we recorded an impairment loss of $54.7 million in the first quarter of 2002. The impairment loss has been recorded as a cumulative effect of change in accounting principle in the accompanying consolidated statements of operations for the six months ended June 30, 2002.

Liquidity and Capital Resources

      At June 30, 2003, we had $18.8 million in unrestricted cash and cash equivalents and a working capital deficit of $230.1 million (excluding $590.6 million of liabilities deemed to be subject to compromise) compared to unrestricted cash and cash equivalents of $17.8 million and a working capital deficit of $919.4 million at June 30, 2002.

      For the six months ended June 30, 2003, operating cash flow was $6.2 million compared to $8.3 million for the six months ended June 30, 2002. The cash flow for the 2002 and 2003 periods reflect our decision to discontinue paying debt service and lease payments to selected lenders and lessors.

      In conjunction with our Chapter 11 Filing, in January 2003 we secured a $15.0 million DIP credit facility from affiliates of certain principal holders of the Company's pay-in-kind securities issued in the summer of 2000. The Bankruptcy Court issued an order approving our borrowing up to $6.5 million under the DIP credit facility on an interim basis on January 24, 2003. Additional borrowings of up to a total $15.0 million under the DIP credit facility were approved by the Bankruptcy Court on April 9, 2003. As of June 30, 2003, $6.1 million has been borrowed under the DIP credit facility.

      Historically, we financed our operations and growth through a combination of various forms of real estate financing (mortgage financing, synthetic leases, financing leases and sale/leasebacks), capital contributions from joint venture partners and the sale of our securities (Common Stock, preferred stock and Subordinated Debentures) and, to a lesser extent, cash from operations. At June 30, 2003, we had $904.1 million of outstanding debt principally consisting of $441.2 million of Subordinated Debentures having a weighted average interest rate of 8.12%, $112.3 million of fixed rate debt having a weighted average interest rate of 7.57%, capitalized and financing lease obligations of $77.0 million having a weighted average interest rate of 11.37%, $243.6 million of variable rate debt having a weighted average interest rate of 5.63%, and $16.2 million and $13.8 million of notes payable and short-term borrowings, respectively.

      Our principal credit and financing agreements, including our Subordinated Debentures and our lease agreements, include cross-default provisions that provide that a material default under our other credit facilities constitutes a default under that credit or financing agreement. Accordingly, any material default arising under one of our credit or financing agreements could result (and, as discussed below, has resulted) in many of our other major credit and financing arrangements being in default. In addition, our principal credit and financing agreements include various financial covenants and other restrictions, including: (i) fixed charge coverage requirements, typically measured on a trailing four quarter basis and which generally increase over the term of the applicable credit agreement; (ii) maximum leverage ratios which limit our aggregate senior indebtedness to total capitalization; (iii) various minimum net worth or tangible net worth requirements; (iv) in some cases, property specific debt service coverage requirements and similar financial covenants of the type referenced above applicable to individual properties or to the pool of residences financed by the applicable lender; and (v) the maintenance of operating and other reserves for the benefit of the residences serving as collateral for the applicable lender. We are currently not in compliance with certain of these covenants, although we have negotiated limited in time waivers with certain lenders and lessors. Additionally, under some of our credit and sale/leaseback facilities we are required to secure lender or lessor consent prior to engaging in mergers, business combinations or change in control transactions. Certain consents, waivers and approvals will need to be secured from certain of our lenders and lessors in order to consummate the Merger with FEBC..

      We elected not to fund certain debt service and lease payment obligations due in 2001, 2002 and 2003 without the consent of the applicable lender or lessor. Through additional payments, prepayments associated with asset sales and application of escrowed amounts, as of June 30, 2003, $2.8 million of delinquent outstanding scheduled debt service remains unpaid (excluding delinquent scheduled debt service relating to the $590.6 million of liabilities subject to compromise). We have received a written notice of acceleration from lenders with respect to indebtedness aggregating $51.2 million at June 30, 2003. In addition, indebtedness of approximately $129.3 million has fully matured and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 20 residences (1,068 resident capacity) and other lenders have elected to apply deposits and reserve funds of ours held by such lenders against the past due payments. Five lenders have activated or have indicated that they may activate "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders, either pursuant to arrangements set forth in the applicable loan documents or as negotiated with the Company. We are also in litigation with a former lessor with respect to their damage claim associated with the early termination of their 11 residence lease portfolio.

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

      Additionally, growth in residence operating cash flow has been slower than projected as a result of (i) increased operating costs, including labor, utilities and liability insurance and (ii) slower fill rates in our pre-stabilized residences and reduction in occupancy levels in certain of our stabilized residences. As a result of ongoing operating losses and these identified future capital needs, we expect that our projected cash needs during 2003 will exceed our projected identified cash resources. To satisfy these cash shortfalls and to preserve the integrity of our operations, we are seeking to consummate the Merger and are pursuing our Restructuring Plan which seeks, among other things, to dispose of a significant number of our residences which operate with cash shortfalls, to defer some of our secured debt maturities until those dispositions and negotiated restructurings of our principal debt and lease obligations can occur, and to restructure our junior capital structure. See "Business- Chapter 11 Bankruptcy and Restructuring Activities".

      At the outset of our restructuring, management sought to restructure secured loan facilities that, in management's view, would generate significant deficiency claims (i.e., claims in excess of the value of the applicable mortgage portfolio) in the event the applicable lenders sought to call the loan and foreclose on their collateral. Management believes that five credit facilities representing $228.1 million in aggregate financing at June 30, 2003 (secured by mortgages on 37 residences with a capacity of 2,818 beds) appear to represent significant potential deficiency claims in the range of $82.5 million to $104.9 million. In these negotiations, we sought to limit or eliminate these potential deficiency claims against the Company in exchange for our agreement to cooperate with the applicable lenders to facilitate an orderly transition of ownership (and, in certain cases, management) of the mortgaged residences to the lenders or their designees (through deed-in-lieu of foreclosure transactions or so-called friendly foreclosures). In transitioning ownership of the mortgaged residences to the lenders, we offered to provide interim or long-term management services to the lenders with respect to the mortgaged residences. As noted above, during 2002, we executed definitive agreements of this type with three different lender groups with regard to three "impaired" credit facilities, originally representing $104.2 million of financing secured by 31 residences with an aggregate capacity of 1,520 beds. As a result of refinancings, asset sales and foreclosures during 2002 and 2003, $13.0 million of this indebtedness secured by mortgages on four residences is remaining at June 30, 2003. Additionally, $19.0 million of indebtedness associated with assets previously disposed of as part of the three executed definitive agreements, but which are pending final release from the applicable lender is also remaining at June 30, 2003.

      In May 2002, the lender group for one "impaired" facility, representing $171.0 million in aggregate financing (secured by mortgages on 26 residences with an aggregate capacity of 2,154 beds) caused title to all of the stock of our subsidiary that operated these mortgaged residences to be transferred to a third party. Accordingly, we no longer own these residences, although we do currently manage these residences for this lender group and are actively negotiating with the lender group seeking to limit or eliminate any deficiency claim arising under our guaranty of this financing. As a result of the stock transfer, these residences are no longer consolidated and operations related to these residences through May 31, 2002 are reported as discontinued operations. We have accrued $58.5 million related to our estimated liability associated with our guaranty (including payment of the termination fee due upon full payment of the mortgage obligations). Such liability is included in liabilities subject to compromise at June 30, 2003. The liability associated with our guaranty obligation was calculated as the difference between the fair market value of the assets and the underlying mortgage obligations.

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

      In addition to these impaired credit facilities, we are continuing to seek to negotiate amendments and modifications with the applicable lenders with respect to our other principal secured credit facilities in order to, depending on the specific case, reset covenants, obtain consent to sell certain mortgaged residences, secure waivers of prior defaults and, in certain cases, to extend scheduled maturities. These credit facilities represent $281.6 million of financing secured by an aggregate of 87 residences with an aggregate capacity of 4,243 beds as of June 30, 2003. Discussions with certain of these lenders have commenced, and as of June 30, 2003 we have executed definitive binding agreements with lenders with respect to $102.2 million of indebtedness secured by 36 residences with an aggregate capacity of 1,689 beds, providing for, among other things, extensions of debt maturities, waivers of prior defaults and amendments of certain covenants. In February 2003 we sold 25 residences with an aggregate capacity of 894 beds, extinguished the related debt, and leased back the facilities under an operating lease agreement. We also refinanced $6.9 million of debt secured by six residences with a capacity of 182 beds. We anticipate that we will need to negotiate restructuring agreements and to secure waivers and amendments with most of our secured lenders as a condition to confirming our Plan and consummating the Merger.

      As of June 30, 2003, we had six multi-residence portfolios leased from various REITs, including those assets refinanced in February 2003. These portfolios include an aggregate of 225 residences with an aggregate capacity of 9,609 beds. We have entered into restructuring agreements with respect to the five multi-residence lease portfolios existing prior to February 2003. These restructurings included the amendment of certain lease covenants and terms and, in three lease facilities, the conversion of individual leases into single master leases. The cash rent due under one lease facility was modified through the application of various deposits held by the landlord to satisfy a portion of the cash rent obligation in the early years of the restructured master lease. We anticipate that we will need to secure further waivers and amendments from our principal lessors as a condition to confirming our Plan and consummating the Merger.

      As of June 30, 2003, the Company's junior capital structure is comprised of unsecured debt of approximately $457.3 million and equity capitalization consisting of $6.2 million aggregate principal amount of 9.75% Series A Cumulative Convertible Preferred Stock due May 30, 2007 and 22.2 million shares of Common Stock. The principal components of the Company's unsecured indebtedness as of June 30, 2002 (amounts exclude accrued but unpaid interest) include:

i.     $11.0 million aggregate principal face amount of promissory notes issued in connection with the restructuring of certain joint venture arrangements (the "Unsecured Senior Notes") and $5.1 million of other unsecured notes (the "Unsecured Notes");

ii.     $253.9 million aggregate principal amount of 9.75% pay-in-kind convertible debentures due May 30, 2007 (the "PIK Debentures") issued in three separate series in 2000;

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

      As a result of several notices of default received by the Company with respect to secured indebtedness that by its terms may be accelerated by the applicable lenders, neither we nor the applicable indenture trustees for the Subordinated Debentures are permitted by the subordination provisions of the indentures governing the respective Subordinated Debentures to make any payment or distribution on account of the Subordinated Debentures (other than the payment of PIK coupons on the PIK Debentures). As a result, we did not make cash interest payments on the Original Debentures in 2001, 2002 and 2003 of $5.5 million, $11.0 million and $11.0 million, respectively. In the event that the Company is dissolved, liquidated or reorganized, all amounts due in payment of the Company's "senior indebtedness" must be paid or provided for before any payment may be made on account of the Subordinated Debentures.

      To the extent that the Company is not able to restructure its capital structure and is forced to liquidate, applicable principles of corporate law (specifically, the liquidation priority of debt over equity and the priority of preferred stock over common stock) and the subordination provisions governing the Subordinated Debentures would dictate that:

  All of our obligations relating to our secured and unsecured loans, including the Unsecured Senior Notes (with a principal balance of $11.0 million at June 30, 2003) and any deficiency claims (estimated at $82.5 million to $104.9 million at June 30, 2003 (disregarding the restructuring agreements described above)) relating to our secured loan facilities, would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Subordinated Debentures;

  All obligations relating to the PIK Debentures ($253.9 million including accrued and unpaid PIK dividends at June 30, 2003) would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Original Debentures;

  All obligations relating to the Original Debentures ($210.3 million including accrued and unpaid interest at June 30, 2003), as well as all other indebtedness of the Company, would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Series A Stock and Common Stock; and

  All liquidation preferences related to our outstanding Series A Preferred Stock (approximately $6.2 million as of June 30, 2003) would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Common Stock.

      In restructuring our junior capital structure pursuant to our Plan, the relative rights in liquidation of our various junior capital constituencies is a significant factor in determining the extent to which the claims and interests of these various constituencies will be entitled to any distribution of value as the Company is restructured.

      Our original Plan, filed with the Bankruptcy Court on March 27, 2003, contemplated that the Company would conduct a marketing process in order to solicit and identify the "highest and best" proposal for a Liquidity Transaction. Management believes that the Merger, as the highest and best Liquidity Transaction proposed at the July 17, 2003 auction, will provide a fair valuation of the reorganized Alterra that will facilitate the completion of the reorganization and will provide a source of liquidity to make distributions of cash to the holders of various junior capital structure constituents, all to the extent that such holders are entitled to a distribution pursuant to applicable principals of bankruptcy law and the subordination provisions governing the Subordinated Debentures.

      Given the uncertainty as to the outcome of our remaining restructuring negotiations with senior capital constituencies (including, without limitation, the extent to which deficiency claims are asserted in the Bankruptcy Case) and given the impact of operative subordination provisions and corporate and bankruptcy law doctrines governing the relative rights of holders of debt and equity interests in the Company, it is very difficult for us to predict what value, if any, various junior capital constituencies will receive in the restructured Alterra. While it is management's intention, to the extent practicable, to seek to restore value to our junior capital, no assurances may be given as to what value, if any, various junior capital constituencies will have in the restructured Company. Based on our current estimates of value and pursuant to our Plan, no distribution of value will be made to certain classes of unsecured debt or to any class of capital stock of the Company upon the conclusion of the Bankruptcy Case.

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

      We have had buy-out or settlement negotiations with investors who currently have interests in an aggregate of 40 joint venture arrangements. As of June 30, 2003, 13 of those joint venture arrangements are associated with residences operating under lease or sublease agreements with the joint venture, while the lease or sublease agreements of the remaining 27 joint venture arrangements have been terminated. No assurance may be given as to whether these negotiations will result in an agreement which enables the Company to acquire 100% of these joint venture entities. If these negotiations fail, the Company's ability to restructure certain of its senior capital financing facilities may be adversely affected.

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

      As of June 30, 2003, our current portion of long-term debt totaled $284.2 million. These current maturities include debt and lease obligations that are in default or pursuant to cross-default provisions and may be declared in default and accelerated at the lender's election, obligations associated with assets classified as held for sale, and amounts that have fully matured and are past due as of June 30, 2003. Additionally, indebtedness of $458.5 million, including $441.1 million of Subordinated Debentures and $17.4 million of notes payable, are classified as liabilities subject to compromise.

      On July 22, 2003, we executed the Merger Agreement with FEBC, pursuant to which FEBC will acquire 100% of the common stock of the Company upon emergence from the Chapter 11 bankruptcy proceeding. Pursuant to the Merger Agreement, FEBC will pay the Company $76.0 million of merger consideration, which may be adjusted downward in certain circumstances. The merger consideration will be used (i) to fund costs of the Company's bankruptcy and reorganization and to provide for the working capital and other cash needs of the restructured Company and (ii) to fund a distribution to the Company's unsecured creditors. The consummation of the Merger is subject to the satisfaction of numerous conditions, including without limitation confirmation of the Company's Chapter 11 plan of reorganization by the Bankruptcy Court, receipt of consents and approvals from certain of the Company's secured lenders and lessors and compliance with applicable state and local health regulatory licensing requirements.

      To address our long-term liquidity and capital needs, including our upcoming debt maturities, we intend to (i) seek to consummate the Merger; (ii) continue our negotiations with our lenders, lessors, joint venture partners, and to seek to implement the Restructuring Plan and the Plan; (iii) continue to implement operating initiatives focused on overall rate and occupancy improvement and overhead reductions; (iv) dispose of under-performing and non-strategic residences in order to reduce associated financing costs, operating expenses and to generate cash; and (v) seek to identify sources of financing to refinance pending and near term debt maturities. As our Restructuring Plan and the Plan are largely dependent upon our ability to implement negotiated consensual restructuring arrangements with our various capital structure constituencies, no assurances may be given as to whether we will be able to restructure the Company or to restore value to various of our capital structure constituencies.

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

Forward-Looking Statements

      The statements in this quarterly report relating to matters that are not historical facts are forward-looking statements based on management's belief and assumptions using currently available information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. These statements involve a number of risks and uncertainties, including, but not limited to, the ability of the Company to satisfy its operating and capital needs during the pendency of its bankruptcy case; the Company's ability to successfully negotiate necessary modifications and amendments with its secured lenders and lessors; the Company's ability to access financing needed to refinance significant pending debt maturities; the ability of the Company to continue as a going concern; the ability of the Company to develop, prosecute, confirm and consummate a Chapter 11 plan of reorganization; the Company's ability to consummate the Merger; risks associated with third parties seeking and obtaining court approval for the appointment of a Chapter 11 trustee or to convert the Company's bankruptcy case to a Chapter 7 liquidation; the potential adverse impact of the Company's Chapter 11 filing on the Company's relationships with its residents, vendors and employees; competition and the ability of the Company to attract private pay residents to its residences; the Company's ability to fund and maintain self insurance programs at levels necessary to address potential liability claims and satisfy the requirements of lenders and lessors; government legislation and regulation; and other risks and uncertainties detailed in the reports filed by us with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We assume no duty to publicly update these statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors may cause fluctuations in the Company's earnings and cash flows.

      We performed a sensitivity analysis which presents the hypothetical change in fair value of those financial instruments held by us at June 30, 2003, which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair value of the debt included in the analysis is $243.6 million. Although not expected, a one-percentage point change in the interest rates would have caused our annual interest expense to change by approximately $2.4 million. Accordingly, a significant increase in LIBOR based interest rates could have a material adverse effect on our earnings.

      Although a majority of the debt and lease payment obligations we have as of or during the six months ended June 30, 2003 are not subject to floating interest rates, indebtedness that we may incur in the future may bear interest at a floating rate.

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

      As previously described, on January 22, 2003, the Company filed the Chapter 11 Filing with the Bankruptcy Court (Case No. 03-10254).

    We elected not to fund certain debt service and lease payment obligations due during 2001, 2002 and 2003 without the consent of the applicable lender or lessor. Through additional payments, prepayments associated with asset sales and application of escrowed amounts, as of June 30, 2003, we had $2.8 million of remaining delinquent outstanding scheduled debt service due to lenders (excluding delinquent scheduled debt service related to the $590.6 million of liabilities deemed subject to compromise). We have received a written notice of acceleration from lenders with respect to indebtedness aggregating $51.2 million as of June 30, 2003. Additionally, indebtedness of approximately $129.3 million has fully matured and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We are also in default under various financial and other covenants contained in certain of our credit and lease arrangements. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 resident capacity) and other lenders have elected to apply deposits and reserve funds of ours held by such lenders against the past due payments. Five lenders have activated or are in the process of activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders, either pursuant to arrangements set forth in the applicable loan documents or as subsequently negotiated with the Company. We are also in litigation commenced in 2001 in the Chancery Court of Davidson County, Tennessee, with a former lessor who has asserted a damage claim arising out of the early termination of its 11 residence lease portfolio.

      The Company's Subordinated Debentures include subordination provisions that prohibit the Company from making interest payments to the debenture holders (other than payment-in-kind coupon payments) after the occurrence of payment defaults on the Company's senior indebtedness. As such, we defaulted in making coupon payments on our 5.25%, 6.75% and 7.00% Debentures aggregating approximately $5.5 million in July 2001, and $11.0 million in 2002 and 2003.

      We are seeking to address all of our pending defaults of our senior and junior capital structure obligations through our Restructuring Plan and the Bankruptcy Case. However, our Restructuring Plan is dependent upon our ability to negotiate consensual modifications and waivers with certain of our senior capital structure constituents. Absent an agreed upon resolution with these third parties and assuming, in certain cases to the extent applicable, such parties secure relief from the stay of the Bankruptcy Case from the Bankruptcy Court, our lenders and lessors may begin exercising remedies under their applicable financing agreements that could substantially hinder or disrupt our efforts to restructure the Company and result in a liquidation of the Company.

      We are also subject to various professional and liability claims. Since July 1, 2001, due to our limited cash resources and a general lack of availability of traditional professional and general liability insurance products, we have maintained levels of liability insurance that are substantially lower than would be desirable given actuarial estimates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources" for further discussion.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      In order to maintain sufficient operating liquidity, we elected not to fund certain 2001, 2002 and 2003 debt service and lease payment obligations without the consent of the applicable lender. Through additional payments, prepayments associated with asset sales and application of escrowed amounts, as of June 30, 2003, we had $2.8 million of remaining outstanding debt service (excluding delinquent scheduled debt service related to the $590.6 million of liabilities deemed subject to compromise). We have received a written notice of acceleration from lenders with respect to indebtedness aggregating $51.2 million. In addition, indebtedness of approximately $129.3 million has fully matured and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 20 residences (1,068 beds) and other lenders or lessors have elected to apply our deposits and reserve funds held by such lenders and lessors against past due payments. Five lenders have activated or are in the process of activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders.

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

10.1

Settlement Agreement dated as of June ___, 2003 between the AHC Properties, Inc., Omega Healthcare Investors, Inc. and Omega (Kansas), Inc. (certain exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits).

10.2		Second Amendment to Master Lease dated as of July 7, 2003 between the Registrant, AHC Properties, Inc., Omega Healthcare Investors, Inc. and Omega (Kansas), Inc.
10.3		Amended and Restated Security Agreement dated as of July 7, 2003 between the Registrant and Omega Healthcare Investors, Inc.
10.4		Amended and Restated Lease Guaranty dated as of July 7, 2003 by the Registrant in favor of Omega Healthcare Investors, Inc. and Omega (Kansas), Inc.
10.5

Amended and Restated Subordination Agreement dated as of July 7, 2003 by the Registrant, the Sublessees named therein and AHC Properties, Inc. in favor of Omega Healthcare Investors, Inc. and Omega (Kansas,), Inc.

10.6		Amended and Restated Pledge Agreement dated as of July 7, 2003 between the Registrant and Omega Healthcare Investors, Inc.
10.7		Option Agreement dated as of July 7, 2003 between Omega Healthcare Investors, Inc. and AHC Properties, Inc.
10.8		Withdrawal, Waiver of Events of Defaults and Release dated July 7, 2003 by the Omega Healthcare Investors, Inc. and Omega (Kansas), Inc.
11.1		Statement Regarding Computation of Net Income Per Share.
31.1		Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(b)	Reports on Form 8-K.

1.

A report on Form 8-K dated July 18, 2003 was filed on July 23, 2003, reporting pursuant to Item 5 on a press release datd July 18, 2003, announcing the winning bidder at an auction conducted in the bankruptcy proceeding.

	2.	A report on Form 8-K dated July 22, 2003, was filed on July 24, 2003, reporting pursuant to Item 5 on the Company executing the Merger Agreement with FEBC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on the 14th day of August, 2003.

ALTERRA HEALTHCARE CORPORATION

/s/ Mark W. Ohlendorf
Date: August 14, 2003	By: Mark W. Ohlendorf, President, Chief Financial Officer and Secretary

EXHIBIT 11.1      COMPUTATION OF NET INCOME PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic:
Net loss from continuing operations before cumulative effect of change in accounting principle-attributable to common shares	$(12,002)	$(2,535)	$(21,008)	$(13,058)
Loss on discontinued operations	(5,616)	(87,694)	(8,805)	(108,883)
Cumulative effect of change in accounting principle	--	--	--	(42,785)
Net loss attributable to common shares	(17,618)	(90,229)	(29,813)	(164,726)

Weighted average common shares outstanding	22,266	22,266	22,266	22,266

Net loss from continuing operations before cumulative effect of change in accounting principle - per share	$(0.54)	$(0.11)	$(0.94)	$(0.59)
Loss on discontinued operations- per share	(0.25)	(3.94)	(0.40)	(4.89)
Cumulative effect of change in accounting principle- per share	--	--	--	(1.92)
Net loss per common share	$(0.79)	$(4.05)	$(1.34)	$(7.40)

Diluted: Not included as convertible debentures are antidilutive.