Form 10-Q
period 2003-09-30
ALTERRA HEALTHCARE CORP
filed 2003-11-14
CIK 1013218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

Form 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of September 30, 2003: 22,266,262

ALTERRA HEALTHCARE CORPORATION

INDEX

Part I. Financial Information
		Page No.
Item 1.	Financial Statements:

	Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002 (unaudited)	1

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)	2-3

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

	Part II. Other Information

Item 1.	Legal Proceedings	32

Item 3.	Defaults Upon Senior Securities	33

Item 6.	Exhibits and Reports on Form 8-K	34

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$15,051	$13,797
Accounts receivable, net	9,638	10,253
Assets held for sale	32,851	57,243
Prepaid expenses and supply inventory	16,731	13,717
Other current assets	9,403	11,093
Total current assets	83,674	106,103
Property and equipment, net	388,262	492,125
Restricted cash and investments	2,204	2,188
Goodwill, net	32,257	35,515
Other assets	35,764	35,219
Total assets	$542,161	$671,150

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term obligations	$207,921	$722,689
Current debt maturities on assets held for sale	76,584	79,108
Short-term notes payable	--	7,144
Accounts payable	3,646	6,812
Accrued expenses	45,601	91,196
Guaranty liability	--	58,500
Deferred rent and refundable deposits	14,789	14,840
Total current liabilities	348,541	980,289
Long-term obligations, less current installments	154,903	171,510
Other long-term obligations	2,876	2,147
Liabilities subject to compromise	590,393	--
Redeemable preferred stock	--	6,132
Stockholders' equity:
Preferred stock, 2,500,000 shares authorized; 1,550,000 of which have been designated at September 30, 2003 and December 31, 2002, none of which are outstanding	--	--
Common stock, $.01 par value; 100,000,000 shares authorized; of which 22,266,262 were issued and outstanding on September 30, 2003 and December 31, 2002	221	221
Treasury stock, $.01 par value; 11,639 shares in 2003 and 2002	(163)	(163)
Additional paid-in capital	179,526	179,526
Accumulated deficit	(734,136)	(668,512)
Total stockholders' (deficit)	(554,552)	(488,928)
Total liabilities and stockholders' (deficit)	$542,161	$671,150

See accompanying notes to consolidated financial statements (unaudited).

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Resident service fees	$101,639	$98,626	$307,794	$300,015
Management fee and other	425	772	1,224	2,624
Operating revenue	102,064	99,398	309,018	302,639

Operating expenses (income):
Residence operations	71,874	66,200	213,477	198,397
Lease expense	15,962	14,755	47,292	43,896
Gain on lease termination	--	--	--	(6,204)
Lease income	(1,270)	(3,913)	(3,811)	(11,883)
General and administrative	9,009	11,272	27,496	34,698
Loss (gain) on disposal	(274)	(8,700)	9,049	(20,233)
Depreciation and amortization	5,660	6,213	17,484	18,210
Impairment charge	--	--	2,859	--
Total operating expenses	100,961	85,827	313,846	256,881
Operating income (loss)	1,103	13,571	(4,828)	45,758

Other income (expense):
Interest expense, net (excludes contractual interest expense of $3.2 million and $8.9 million for the quarter and nine months ended September 30, 2003, respectively)	(7,591)	(10,903)	(24,519)	(36,033))
Amortization of financing costs	(809)	(930)	(2,209)	(4,056)
Gain on debt extinguishments	1,001	--	13,683	--
Convertible debt paid-in-kind ("PIK") interest (excludes contractual interest expense of $7.9 million and $21.2 million for the quarter and nine months ended September 30, 2003, respectively)	(590)	(6,608)	(3,263)	(19,266)
Equity in losses of unconsolidated affiliates	(447)	(1,793)	(667)	(6,065)
Reorganization items	(4,307)	--	(10,753)	--
Total other expense, net	(12,743)	(20,234)	(27,728)	(65,420)

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(11,640)	(6,663)	(32,556)	(19,662)

Income tax expense	(35)	(30)	(85)	(90)

Loss from continuing operations before cumulative effect of change in accounting principle	(11,675)	(6,693)	(32,641)	(19,752)

(Loss) gain on discontinued operations	(24,128)	787	(32,983)	(108,095)
Cumulative effect of change in accounting principle	--	--	--	(42,785)

Net loss	$(35,803)	$(5,906)	$(65,624)	$(170,632)

Loss per common share - basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	(0.52)	(0.30)	(1.46)	(0.89)

Loss on discontinued operations	(1.08)	0.03	(1.48)	(4.85)
Cumulative effect of change in accounting principle	--	--	--	(1.92)
Net loss per common share - basic and diluted	$(1.60)	(0.27)	$(2.94)	$(7.66)

Weighted average common shares outstanding:
Basic and diluted	22,266	22,266	22,266	22,266

See accompanying notes to consolidated financial statements (unaudited).

ALTERRA HEALTHCARE CORPORATION AND SUBSIDIARIES
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)
	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(65,624)	$(170,632)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,484	18,210
PIK interest	3,263	19,266
Amortization of deferred financing	2,209	4,056
Cumulative effect of change in accounting principle	--	42,785
Loss (gain) on disposal	9,049	(20,233)
Impairment charges	2,859	--
Loss on discontinued operations	32,983	108,095
Gain on debt extinguishment	(13,683)	--
Equity in net loss from investments in unconsolidated affiliates	667	6,065
Decrease (increase) in net resident receivables	615	(1,250)
(Increase) decrease in other current assets	(1,324)	3,397
Increase (decrease) in accounts payable	4,053	(69)
Increase in accrued expenses and deferred rent	8,551	9,487
Decrease in past due interest and late fees	(2,361)	7,608
Changes in other assets and liabilities, net	1,443	(793)
Net cash provided by operating activities	184	25,992

Cash flows from investing activities:
Payments for property, equipment and project development costs	(5,229)	(5,902)
Net proceeds from sale of property and equipment	24,512	37,040
Proceeds from sale/leaseback transactions	62,368	--
Decrease in notes receivable, net	--	500
Changes in investments in and advances to unconsolidated affiliates	917	(968)
Net cash provided by investing activities	82,568	30,670

Cash flows from financing activities:
Repayments of short-term borrowings	--	(2,974)
Repayments of long-term obligations	(99,813)	(54,962)
Proceeds from issuance of debt	20,604	--
Payments for financing costs	(2,289)	(913)
Net cash used in financing activities	(81,498)	(58,849)

Net increase (decrease) in cash and cash equivalents	1,254	(2,187)

Cash and cash equivalents:
Beginning of period	$13,797	$19,996
End of period	$15,051	$17,809

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,919	$44,122
Cash paid for reorganization items	$4,847	$--
Cash (refunded) paid during period for income taxes	$(91)	$(29)

Non cash items:
Deconsolidated assets related to subsidiary stock transfer	$--	$204,341
Deconsolidated liabilities related to subsidiary stock transfer	$--	$180,281

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

      These interim unaudited Consolidated Financial Statements include the accounts of Alterra Healthcare Corporation ("Alterra" or the "Company") and our majority owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. In our opinion, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of these Consolidated Financial Statements have been included. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. As the accompanying Consolidated Financial Statements do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America, they should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2002, as amended.

(2)     Chapter 11 Bankruptcy and Restructuring Activities

      In February 2001 our overall cash position had declined to a level which we believed to be insufficient to operate the Company. Accordingly, in February 2001 we retained financial advisors and special reorganization counsel to assist us in evaluating alternatives to restore financial viability. To conserve cash and protect the financial integrity of our operations, beginning in March 2001 we elected not to make selected scheduled debt service and lease payments, of which $2.8 million remains unpaid as of September 30, 2003. As a result, we are in default under several of our principal credit facilities.

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

      In conjunction with our Chapter 11 Filing, we secured a $15.0 million debtor-in-possession ("DIP") credit facility from affiliates of certain principal holders of the Company's pay-in-kind securities issued in the summer of 2000. The Bankruptcy Court issued an order approving our borrowing up to $6.5 million under the DIP credit facility on an interim basis on January 24, 2003. On April 9, 2003, the Court issued final approval authorizing the Company to borrow up to the entire $15.0 million of DIP financing, of which $13.7 million has been borrowed as of September 30, 2003. We have incurred $4.3 and $10.8 million in reorganization costs for the three and nine months ended September 30, 2003. These reorganization costs include legal, financial advisory, other professional fees and key employee retention program (the "KERP") and executive bonus accruals incurred in relation to the reorganization.

      Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual pre-petition obligations against the Company generally may not be enforced. Unless otherwise addressed during the pendency of the Bankruptcy Case, substantially all pre-petition liabilities are expected to be discharged and/or treated pursuant to the terms of our plan of reorganization, which will need to be voted upon by appropriate creditor constituencies and approved by the Bankruptcy Court.

      Under the Bankruptcy Code, we may assume or reject executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and our satisfaction of certain other requirements. In the event we choose to reject an executory contract or unexpired lease, parties affected by these rejections may file claims as prescribed by the Bankruptcy Code and/or orders of the Bankruptcy Court. Unless otherwise agreed, the assumption of an executory contract or unexpired lease will require the Company to cure all prior monetary defaults under such executory contract or lease, including all pre-petition liabilities. In this regard, we expect that liabilities that will be classified as "subject to compromise" through the Chapter 11 process may arise in the future as a result of the rejection of additional executory contracts and/or unexpired leases, and from the determination of the Bankruptcy

Court (or agreement by parties in interest) of allowed claims for items that we now claim as contingent or disputed. Conversely, we would expect that the assumption of additional executory contracts may convert liabilities shown on our financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, we are unable to project the magnitude of such claims with any degree of certainty.

      On February 4, 2003, the Office of the U.S. Trustee for the District of Delaware appointed an official committee of unsecured creditors in our Bankruptcy Case. This committee often takes positions on matters that come before the Court, and is a party with whom the Company has discussed the terms of our plan of reorganization. There can be no assurance that this committee will support the Company's positions in the bankruptcy proceedings or the Company's plan of reorganization. In addition, delays regarding both the progress of the case and confirmation of any plan of reorganization may occur based upon issues that could be raised by any of the various creditor constituencies in the case.

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

      On July 17, 2003, we conducted an auction to identify the highest and best transaction available to provide for the liquidity needs of the Company as it emerges from Chapter 11, and to maximize the recovery to the Company's creditors. FEBC-ALT Investors Inc. (together with its assignee, FEBC-ALT Investors LLC, "FEBC") was the winning bidder, proposing a merger transaction pursuant to which FEBC will acquire all of the equity interests in Alterra (the "Merger"). We understand that FEBC will be capitalized with $78.0 million (subject to increase based upon FEBC's aggregate transaction costs), including (i) a $15.0 million senior loan to FEBC from an affiliate of Fortress Investment Trust II LLC ("Fortress"), a private equity fund, and (ii) $63.0 of aggregate equity contributions. Fortress will provide approximately 78% of the equity investment to FEBC and will be entitled to appoint a majority of the directors of reorganized Alterra. Emeritus Corporation and NW Select LLC will provide the remaining equity capital to FEBC and will each be entitled to appoint one Alterra director.

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

      We have filed an amended plan of reorganization and an amended disclosure statement with the Bankruptcy Court to incorporate the terms and conditions of the Merger. The amended disclosure statement, voting procedures, solicitation package and ballot forms were approved by the Bankruptcy Court on September 15, 2003. Ballots were mailed Saturday, September 20, 2003, to those eligible to vote on the amended plan of reorganization. The deadline to return ballots was October 17, 2003, although the Company has requested permission from the Bankruptcy Court to accept ballots and changed ballots submitted subsequent to the original voting deadline. There can be no assurance that our Plan will be confirmed by the Court or consummated. If our Plan is not accepted by the required number of creditors and equity holders, and the Court either terminates or refuses to extend the Company's exclusive right to file and prosecute a Chapter 11 plan, any party in interest may subsequently file its own plan of reorganization. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court as required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met.

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

      Portfolio Rationalization. The Restructuring Plan called for the disposition of 143 of our residences (collectively, the "Disposition Assets") that we determined to be non-strategic for one or more of a variety of reasons, of which 119 residences representing 5,338 resident capacity have either been sold or transferred to a new lessee as of September 30, 2003. In addition, we sold 21 land parcels and transitioned ownership of 12 residences through deed-in-lieu of foreclosure transactions. The disposition of the residences included in the Disposition Assets has been accomplished primarily by actively working with the lenders and lessors to identify new operators and selling assets through an organized sales process. During the nine months ended September 30, 2003 we recognized a loss on disposal of $35.0 million, including a loss of $9.0 million in continuing operations and a loss of $26.0 million in discontinued operations, relating to the disposition of 23 residences and the sale leaseback of 25 residences. Additionally, an impairment loss of $5.2 million, which represents the difference between seven residences' carrying value and the residences' estimated fair value less cost to sell, is included in discontinued operations for the nine months ended September 30, 2003. As of September 30, 2003, approximately $46.0 million is reserved for losses relating to future asset sales, lease terminations and joint venture settlements. A condition to our disposing of the remaining Disposition Assets will be obtaining the consent of the applicable lender or lessor and, in certain cases, the consent of the applicable joint venture partner.

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

      Secured Lender Negotiations. At the outset of our restructuring, management sought to restructure secured loan facilities that, in management's view, would generate significant deficiency claims (i.e., claims in excess of the value of the applicable mortgage portfolio) in the event the applicable lenders sought to call the loan and foreclose on their collateral. Five credit facilities, representing $221.8 million in aggregate financing at September 30, 2003 (secured by mortgages on 35 residences with an aggregate capacity of 2,702 beds) represent, in our view, significant potential deficiency claims in the range of $76.8 million to $99.1 million. In these negotiations, we sought to limit or eliminate these potential deficiency claims against the Company in exchange for our agreement to cooperate with the applicable lenders to facilitate an orderly transition of ownership (and, in certain cases, management) of the mortgaged residences to the lenders or their designees (through deed-in-lieu of foreclosure transactions or so-called friendly foreclosures). In transitioning ownership of the mortgaged residences to the lenders, we offered to provide interim management services to the lenders with respect to the mortgaged residences. During 2002, we executed definitive agreements of this type with three different lender groups with regard to three "impaired" credit facilities, originally representing $104.2 million of financing secured by 31 residences with an aggregate capacity of 1,520 beds. As a result of refinancings, asset sales and foreclosures during 2002 and 2003, $6.8 million of this indebtedness secured by mortgages on two residences is remaining at September 30, 2003. Additionally, $19.0 million of indebtedness associated with assets previously disposed of as part of the three executed definitive agreements, but which are pending final release from the applicable lender, is also remaining at September 30, 2003.

      In May 2002, one significantly "impaired" lender group that provided $171.0 million in aggregate financing (secured by mortgages on 26 residences with an aggregate capacity of 2,154 beds) caused title to all of the stock of our subsidiary that operated these mortgaged residences to be transferred to a third party. Accordingly, we no longer own these residences, although we do currently serve as interim manager for this lender group. As a result of the stock transfer, these residences are no longer consolidated and operations related to these residences through May 31, 2002 are reported as discontinued operations. We have accrued $58.5 million related to our estimated liability associated with our guaranty (including payment of the termination fee due upon full payment of the mortgage obligations). Such liability is included in liabilities subject to compromise at September 30, 2003. The liability associated with our guaranty obligation was calculated as the difference between the fair market value of the assets and the underlying mortgage obligations.

      In January 2003, we entered into agreements with this lender group pursuant to which: (i) we have agreed to manage these 26 residences on an interim basis without a management fee, and to cooperate in transitioning management to any successor manager appointed by the credit participants, and (ii) the Company is entitled to be released of its guaranty and other principal obligations (with the exception of certain environmental indemnities) under this financing structure upon the satisfaction of certain conditions, including the payment of $5.7 million of fees to the credit participants on or prior to the confirmation of a plan of reorganization in our Bankruptcy Case. In filings made with the Bankruptcy Court, representatives of these credit participants have alleged that the aggregate obligation of Alterra to obtain the release of this deficiency claim is approximately $10.3 million, not $5.7 million. We dispute this interpretation of the settlement agreement. If we are unable to enforce the terms of the settlement agreement in the manner that we believe the parties intended and are otherwise unable to resolve this dispute, we do not intend to assume this settlement agreement in connection with the completion of our Bankruptcy Case. If this settlement agreement is not given effect, the credit participants for this lender group will have a large unsecured deficiency claim, which could substantially reduce the funds available for distribution to other unsecured creditors pursuant to our Plan.

      In addition to these impaired credit facilities, we are continuing to seek to negotiate amendments and waivers with the applicable lenders with respect to our other principal secured credit facilities in order to, depending on the specific case, reset covenants, obtain consent to sell certain mortgaged residences, secure waivers of prior defaults and, in certain cases, to extend scheduled maturities. These credit facilities represent $279.9 million of financing secured by an aggregate of 87 residences with an aggregate capacity of 4,243 beds as of September 30, 2003. Discussions with certain of these lenders have commenced, and as of September 30, 2003 we have executed definitive binding agreements with lenders with respect to $101.3 million of indebtedness secured by 36 residences with an aggregate capacity of 1,689 beds, providing for, among other things, extensions of debt maturities, waivers of prior defaults and amendments of certain covenants. In February 2003 we sold 25 residences with an aggregate capacity of 894 beds, extinguished the related debt, and leased back the facilities under an operating lease agreement. We also refinanced $6.9 million of debt secured by 6 residences with a capacity of 182 beds. As a result of this debt extinguishment and refinancing, we recognized a gain on debt extinguishment of $12.7 million during the quarter ended March 31, 2003.

      In July 2003, we negotiated settlement agreements with one lender group, holding $23.3 million of indebtedness secured by mortgages on seven residences with an aggregate capacity of 350 beds. Pursuant to these agreements, we agreed to cooperate with the lender to facilitate an orderly transition of ownership and management of the mortgaged residences to the lender or their designee through a deed-in-lieu of foreclosure transaction. In transitioning ownership of the mortgaged residences to the lender, we offered to provide interim management services to the lender with respect to the mortgaged residences through August 2003. In exchange for our cooperation and management services, the lender has agreed to release any potential deficiency claims. As of July 31, 2003, all seven residences have been transitioned to a new operator, with a corresponding loss of $24.1 million recognized in discontinued operations pending final debt release. In the period in which final debt release is obtained, we will recognize a gain on debt extinguishment of $24.1 million.

      We anticipate that we will need to negotiate restructuring agreements and to secure waivers and amendments with certain of our secured lenders as a condition to confirming our Plan and consummating the Merger.

     REIT Lessor Negotiations. At September 30, 2003, we had six multi-residence portfolios leased from various REITs, including those assets refinanced in February 2003. These portfolios include an aggregate of 225 residences with an aggregate capacity of 9,609 beds. We have entered into restructuring agreements with respect to all of the five multi-residence lease portfolios existing prior to February 2003. These restructurings included the amendment of certain lease covenants and terms and, in three lease facilities, the conversion of individual leases into single master leases. The cash rent due under one lease facility was modified through the application of various deposits held by the landlord to satisfy a portion of the cash rent obligation in the early years of the restructured master lease.

      Restructuring of Junior Capital Structure. As of September 30, 2003, the Company's junior capital structure is comprised of unsecured debt of approximately $458.1 million and equity capitalization consisting of $6.2 million aggregate principal amount of 9.75% Series A Cumulative Convertible Preferred Stock due May 30, 2007 (the "Series A Stock") and 22.2 million shares of Common Stock. The principal components of the Company's unsecured indebtedness as of September 30, 2003 (amounts exclude accrued but unpaid interest) include:

i.      $16.6 million aggregate principal face amount of promissory notes issued in connection with the restructuring of certain joint venture arrangements (the "Unsecured Senior Notes") and $250,000 of other unsecured notes (the "Unsecured Notes");

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

  All of our obligations relating to our secured and unsecured loans, including the Unsecured Senior Notes (with a principal balance of $16.6 million at September 30, 2003) and any deficiency claims (estimated at $76.8 million to $99.1 million at September 30, 2003 (disregarding the contingent restructuring agreements described above)) relating to our secured loan facilities, would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Subordinated Debentures;

  All obligations relating to the PIK Debentures ($253.9 million including accrued and unpaid PIK dividends at September 30, 2003) would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Original Debentures;

  All obligations relating to the Original Debentures ($210.3 million including accrued and unpaid interest at September 30, 2003), as well as all other indebtedness of the Company, would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Series A Stock and Common Stock; and

  All liquidation preferences related to our outstanding Series A Preferred Stock (approximately $6.2 million as of September 30, 2003) would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Common Stock.

     In restructuring our junior capital structure pursuant to our Plan, the relative rights in liquidation of our various junior capital constituencies is a significant factor in determining the extent to which the claims and interests of these various constituencies will be entitled to any distribution of value as the Company is restructured.

      Our original Plan, filed with the Bankruptcy Court on March 27, 2003, contemplated that the Company would conduct a marketing process to solicit and identify the "highest and best" proposal for a Liquidity Transaction. Management believes that the Merger, as the highest and best Liquidity Transaction proposed at the July 17, 2003 auction, provides fair valuation of the reorganized Alterra that will facilitate the completion of the reorganization and will provide a source of liquidity to make distributions of cash to the holders of various junior capital structure constituents, all to the extent that such holders are entitled to a distribution pursuant to the Plan based on applicable principles of bankruptcy and corporate law and the subordination provisions governing the Subordinated Debentures.

      Given the uncertainty as to the outcome of our remaining restructuring negotiations with senior capital constituencies (including, without limitation, the extent to which deficiency claims are asserted in the Bankruptcy Case), and given the impact of operative subordination provisions and corporate and bankruptcy law doctrines governing the relative rights of holders of debt and equity interests in the Company, it is very difficult for us to predict what value, if any, various junior capital constituencies will receive in the restructured Alterra. Pursuant to the Merger Agreement, the maximum distribution to holders of unsecured claims is approximately $23 million (which included payments pursuant to settlement agreements with holders of deficiency claims), which will likely be adjusted pursuant to the Merger Agreement based on working capital and the cash requirements of the Plan through the Effective Date. Based on our current expectations and pursuant to our Plan, no distribution of value will be made to certain classes of unsecured debt or to any class of capital stock of the Company upon the conclusion of the Bankruptcy Case.

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

     In October 2003, we entered into an agreement with our other principal joint venture partner group pursuant to which we have agreed to purchase all of the remaining joint venture interests not held by the Company in 32 residences and to secure the release of the Company with respect to all claims held by these joint venture partners. Pursuant to this settlement agreement, which was approved by the Bankruptcy Court in late October 2003, the limited partners will be entitled to receive from reorganized Alterra an aggregate of $2.9 million of five-year promissory notes of reorganized Alterra and will be entitled to receive the distribution and treatment under our Plan that a holder of a $6 million "Class 6" claim will receive in our Bankruptcy Case. This settlement is contingent upon the confirmation of our Plan and the consummation of the Merger.

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

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to interests in variable interest entities created after January 31, 2003, and to interests in variable interest entities obtained after January 31, 2003. This Interpretation applies in the first period ending after December 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. The Company early adopted this Interpretation effective for the quarter ended September 30, 2003, and based on an evaluation of the remaining unconsolidated joint ventures, the 13 residences operating under those joint ventures have been consolidated effective September 30, 2003.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into or modified any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any significant financial instruments within its scope.

(4)      Assets Held for Sale

     The Company has adopted plans to dispose of or terminate leases on 143 residences with an aggregate capacity of 6,499 residents and 33 parcels of land, of which 119 residences representing 5,338 resident capacity have either been sold or transferred to a new lessee as of September 30, 2003. In addition, the Company sold 21 land parcels and transitioned ownership of 12 residences through deed-in-lieu of foreclosure transactions. Residences included in the disposition plan were identified based on an assessment of a variety of factors, including geographic location, residence size, operating performance and lender negotiations. As of September 30, 2003, approximately $36.6 million is reserved for losses relating to future asset sales or lease terminations.

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

The following table represents operating information (in thousands) included in the loss on discontinued operations for the three and nine months ended September 30, 2003 and 2002, respectively, in accordance with SFAS No. 144 of the Consolidated Statements of Operations of the Company:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002

Loss from operations	$(177)	$(2,104)	$(1,819)	$(10,568)
FAS 144 impairment loss	--	--	(5,213)	(10,615)
Guaranty liability	--	(3,800)	--	(58,500)
Net asset write off of former subsidiary	--	--	--	(24,060)
Gain on debt extinguishment	--	5,954	--	5,954
(Loss) gain on disposal	(23,951)	737	(25,951)	1,604
Cumulative effect of change in accounting principle	--	--	--	(11,910)
(Loss) gain on discontinued operations	$(24,128)	$787	$(32,983)	$(108,095)

      The $24.0 million loss on disposal for the quarter ended September 30, 2003 is the result of the transition of seven residences representing 350 beds through a deed-in-lieu of foreclosure transaction, pending final debt release. In the period in which final debt release is obtained, we will recognize a gain on debt extinguishment of $24.1 million.

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

(5)     Liabilities Subject to Compromise

      Under bankruptcy law, actions by creditors to collect indebtedness we owe prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Company. We have received approval from the Bankruptcy Court to pay certain pre-petition liabilities including employee salaries, wages and benefits and certain vendors critical to the ongoing operations of the Company. Except for certain secured debt and financing lease obligations, all pre-petition liabilities have been classified as liabilities subject to compromise in the unaudited Consolidated Balance Sheets. Adjustments to these claims may result from negotiations, payments authorized by the Bankruptcy Court order, additional rejection of executory contracts or other events.

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

      The following table summarizes the components of liabilities subject to compromise in our unaudited Consolidated Balance Sheets as of September 30, 2003 and proforma December 31, 2002 (in thousands):
		(Proforma)
	September 30,	December 31,
	2003	2002
Accounts payable	$7,219	$6,812
General liability insurance reserve	20,588	20,098
Reserve for loss on joint venture settlements	9,407	9,407
Accrued interest on convertible debt and notes payable	24,202	22,371
Guaranty liability	58,500	58,500
Notes payable	16,008	15,286
Short term notes payable	7,113	7,144
PIK Debentures	253,892	252,429
Original Debentures	187,248	187,248
Redeemable preferred stock	6,216	6,132

Liabilities subject to compromise	$590,393	$585,427

(6)      Net Loss Per Common Share

     The following table summarizes the computation of basic and diluted net loss per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic:
Net loss from continuing operations before cumulative effect of change in accounting principle - attributable to common shares	$(11,675)	$(6,693)	$(32,641)	$(19,752)
Loss on discontinued operations	(24,128)	787	(32,983)	(108,095)
Cumulative effect of change in accounting principle	--	--	--	(42,785)
Net loss attributable to common shares	(35,803)	(5,906)	(65,624)	(170,632)

Weighted average common shares outstanding	22,266	22,266	22,266	22,266

Net loss from continuing operations before cumulative effect of change in accounting principle - per share	$(0.52)	$(0.30)	$(1.46)	$(0.89)
Loss on discontinued operations- per share	(1.08)	0.03	(1.48)	(4.85)
Cumulative effect of change in accounting principle - per share	--	--	--	(1.92)
Net loss per common share	$(1.60)	$(0.27)	$(2.94)	$(7.66)

      Shares issuable upon the conversion of convertible subordinated debentures and employee stock options have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

(7)      Subsequent Events

      As of November 14, 2003, we sold an additional four land parcels.

(8) Reclassifications

      Reclassifications have been made in the 2002 financial statements to conform with the 2003 financial statement presentation.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We are a national assisted living company operating assisted living residences and providing assisted living services in 24 states. Our ongoing restructuring activities have had a significant impact on our results of operations and are an important factor in explaining the changes in our results between 2003 and 2002. As of September 30, 2003 and 2002, we operated or managed 352 and 400 residences with aggregate capacity of 16,646 and 18,789 residents, respectively.

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

      On July 17, 2003, we conducted an auction to identify the highest and best transaction available to provide for the liquidity needs of the Company as it emerges from Chapter 11, and to maximize the recovery to the Company's creditors. FEBC was the winning bidder, proposing a merger transaction pursuant to which FEBC will acquire all of the equity interests in Alterra. We understand that FEBC will be capitalized with $78.0 million (subject to increase based upon FEBC's aggregate transaction costs), including (i) a $15.0 million senior loan to FEBC from an affiliate of Fortress Investment Trust II LLC ("Fortress"), a private equity fund, and (ii) $63.0 of aggregate equity contributions. Fortress will provide approximately 78% of the equity investment to FEBC and will be entitled to appoint a majority of the directors of reorganized Alterra. Emeritus Corporation and NW Select LLC will provide the remaining equity capital to FEBC and will each be entitled to appoint one Alterra director.

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

      We have filed an amended Plan and an amended Disclosure Statement with the Bankruptcy Court to incorporate the terms and conditions of the Merger. The amended disclosure statement, voting procedures, solicitation package and ballot forms were approved by the Bankruptcy Court on September 15, 2003. Ballots were mailed Saturday, September 20, 2003, to those eligible to vote on the amended plan of reorganization. The deadline to return ballots was October 17, 2003, although the Company has requested permission from the Bankruptcy Court to accept ballots and changed ballots submitted subsequent to the original voting deadline. There can be no assurance that our Plan will be confirmed by the Court or consummated. If our Plan is not accepted by the required number of creditors and equity holders, and the Court either terminates or refuses to extend the Company's exclusive right to file and prosecute a Chapter 11 plan, any party in interest may subsequently file its own plan of reorganization. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court as required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met.

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

      The Company is seeking to negotiate restructurings of several of its principal secured debt and lease obligations and, upon completing these negotiations, will seek to restructure its principal unsecured debt obligations, comprised primarily of the outstanding convertible debentures. Furthermore, at September 30, 2003 and December 31, 2002, the Company was in violation of certain debt covenants.

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

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

      Residence Service Fees. Residence service fees for the three months ended September 30, 2003 were $101.6 million, representing an increase of $3.0 million from the $98.6 million for the comparable 2002 period. This increase resulted primarily from the rate increases instituted during the past 12 months offset by a decline in occupancy rates. Average rates were $2,912 and $2,829 as of September 30, 2003 and 2002, respectively. Company-wide occupancy was 82.0% and 83.5% as of September 30, 2003 and 2002, respectively. In addition, the Company operated 48 fewer residences (aggregate decrease in resident capacity of 16,646 beds) in the 2003 period than the 2002 period as a result of asset sales and dispositions.

      Other Revenues. Other revenues for the three months ended September 30, 2003 were $425,000, a decrease of $347,000 from the $772,000 of other revenue for the three months ended September 30, 2002. The decrease is attributable to reduced development and franchise activity and a reduction in management fees on residences which were either managed for third parties or for entities in which we held a minority ownership position. Management fees include charges for transitional services to recruit and train staff, initial and recurring fees for use of our name and branding, initial and recurring fees for use of our methodologies, services for assisting with finance processing, and ongoing management services provided to operate the residence.

      Residence Operating Expenses. Residence operating expenses for the three months ended September 30, 2003 increased to $71.9 million from $66.2 million in the three-month period ended September 30, 2002. Operating expenses as a percentage of resident service fees for the three months ended September 30, 2003 and 2002 were 70.7% and 67.1%, respectively. This percentage increase resulted primarily from increased wages, general liability insurance, health and workers compensation insurance expense, residence maintenance and utility expenses during the quarter ended September 30, 2003.

      Lease Expense. Lease expense for the three months ended September 30, 2003 was $16.0 million, compared to $14.8 million in the comparable period in 2002. This increase is the result of the February 2003 sale/leaseback of 25 residences, offset by lease terminations and restructurings that occurred during the past 12 months.

      Lease Income. We earned $1.3 million of lease income for the three months ended September 30, 2003, compared to $3.9 million for the comparable period in 2002, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures. This decrease in lease income occurred due to a reduction in the number of unconsolidated joint ventures operating Alterra residences from 24 to 13 as of September 30, 2002 and 2003, respectively. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences, and thereby offset our costs associated with obtaining and maintaining financing for such residences.

      General and Administrative Expense. For the three months ended September 30, 2003, general and administrative expenses were $9.0 million compared to $9.5 million before $1.8 million in restructuring costs for the comparable period in 2002, representing a decrease as a percentage of operating revenue from 9.6% in the 2002 period compared to 8.8% in the 2003 period. This decrease in on-going expenses in the 2003 period was primarily attributable to cost reductions which we have implemented to improve corporate efficiencies. An additional $3.6 million of KERP and executive bonus accruals and professional fees, including legal and financial advisory fees incurred by the creditors committee and by the Company related to the reorganization are being reported separately in accordance with SOP 90-7.

      Loss (Gain) on Disposal. We adopted a plan to dispose of 143 residences with aggregate capacity of 6,499 residents and 33 parcels of land. During the three months ended September 30, 2002 we sold or terminated leases on seven residences (346 resident capacity) and seven land parcels resulting in a gain on disposal of $1.2 million. Additionally, as a result of various asset refinancings, three assets were removed from the Disposition Asset classification and a corresponding gain of $7.5 million was recognized in accordance with SFAS No. 121 due to the reversal of the related loss reserve estimates associated with those assets.

      During the three months ended September 30, 2003, we recognized a gain on disposal of $274,000 resulting from the sale of two residences (116 resident capacity).

      Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2003, was $5.7 million representing a decrease of $553,000, or 8.9%, from the $6.2 million of depreciation and amortization for 2002. This decrease is the result of the February 2003 sale/leaseback of 25 residences and the asset dispositions which occurred during the past 12 months.

      Interest Expense, Net. Interest expense, net of interest income, was $7.6 million for the three months ended September 30, 2003 compared to $10.9 million of net interest expense for the comparable 2002 period. As a result of our decision to reduce development and construction activity beginning in 2001, all construction activity has stopped and no capitalized interest was recorded for the quarters ended September 30, 2003 or 2002. Interest income for the 2003 period was $36,000 as compared to $119,000 for the 2002 period. In accordance with SOP 90-7, the interest expense for the quarter ended September 30, 2003 excludes $3.2 million of contractual convertible debt and note payable interest obligations incurred subsequent to the bankruptcy filing on January 22, 2003, contributing to the decrease from September 30, 2002.

      Amortization of Financing Costs. Amortization of financing costs for the three months ended September 30, 2003 was $809,000 compared to $930,000 of amortized financing costs for the comparable 2002 period. This decrease is the result of debt retirements and fully amortized financing costs.

      Gain on Debt Extinguishment. During the three months ended September 30, 2003, we recorded a gain on debt extinguishments of $1.0 million that resulted from the restructuring of one lease portfolio representing ten residences. This gain is recognized in other operating expenses in accordance with SFAS No. 145, "Recission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which the Company adopted in 2002.

      PIK Interest, Net. "Pay-In-Kind" (PIK) interest for the three months ended September 30, 2003 and 2002 was $590,000 and $6.6 million, respectively, and includes interest expense on the PIK Debentures which were issued in May and August 2000. In accordance with SOP 90-7, the PIK interest expense for the quarter ended September 30, 2003 excludes $7.9 million of contractual PIK interest obligations incurred subsequent to the bankruptcy filing on January 22, 2003, resulting in the decrease from the quarter ended September 30, 2002.

      Equity in Losses of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the three months ended September 30, 2003, was $447,000 representing a decrease of $1.3 million from $1.8 million of losses for the comparable 2002 period. The decrease in equity in losses of unconsolidated affiliates is due to a reduction in the number of joint ventures operating Alterra residences from 24 at September 30, 2002 to 13 at September 30, 2003. Additionally, in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51", based on an evaluation performed by the Company, effective September 30, 2003 the remaining unconsolidated joint ventures were deemed variable interest entities and the 13 residences operating under those joint ventures have been consolidated.

      Reorganization Costs. Reorganization costs were $4.3 million for the quarter ended September 30, 2003. These costs include $3.7 million in professional fees, including legal and financial advisory fees incurred by the creditors committee and by the Company related to the reorganization and $589,000 in bonus expense accruals associated with the Bankruptcy Court approved KERP and executive bonus plans.

      Income Taxes. For the quarters ended September 30, 2003 and 2002, we recorded a current state and local income tax provision of $35,000 and $30,000, respectively.

      As of September 30, 2003 and 2002, we do not have a deferred tax asset. In accordance with SFAS No. 109, we are required to continuously evaluate the recoverability of the deferred tax assets based on the criteria that it is "more likely than not" that the deferred taxes will be recoverable through future taxable income. This evaluation is made based on our internal projections which are routinely updated to reflect more recent operating trends. Based on our current financial projections, we are uncertain that we will recover these net deferred tax assets through future taxable income. In addition, the utilization of our $545.1 million Net Operating Loss carryforward could be subject to limitations based on the change of control provisions in the Internal Revenue Code which may become operative in a liquidity transaction or through implementation of our Plan. Accordingly, we have established a valuation allowance against the entire deferred tax assets. As of September 30, 2003 and 2002, this valuation allowance was $265.0 million and $200.8 million, respectively.

      Loss on Discontinued Operations. Included in discontinued operations for the three months ended September 30, 2003 are the operating losses associated with those residences identified as disposition assets subsequent to January 1, 2002 in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets." Additionally, a loss on disposal of $24.0 million associated with the transition to a new operator of seven residences (350 resident capacity) is included in discontinued operations for the three months ended September 30, 2003.

      Included in discontinued operations for the three months ended September 30, 2002 are the operating losses associated with those residences identified as disposition assets subsequent to January 1, 2002 in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets." Also included in discontinued operations for the three months ended September 30, 2002 is a gain on disposal of $737,000 associated with the disposition of two residences (86 resident capacity), a gain of $6.0 million related to a debt extinguishment paid on our behalf as a result of a restructuring settlement, and a loss of $3.8 million associated with a guaranty liability.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

      Residence Service Fees. Residence service fees for the nine months ended September 30, 2003 were $307.8 million, representing an increase of $7.8 million from the $300.0 million for the comparable 2002 period. This increase resulted primarily from the rate increases instituted during the past 12 months offset by a decline in occupancy rates. Average rates were $2,912 and $2,829 as of September 30, 2003 and 2002, respectively. Company-wide occupancy was 82.0% and 83.5% as of September 30, 2003 and 2002, respectively. In addition, the Company operated 48 fewer residences (aggregate decrease in resident capacity of 2,143 beds) in the 2003 period than the 2002 period as a result of asset sales.

      Other Revenues. Other revenues for the nine months ended September 30, 2003 were $1.2 million, a decrease of $1.4 million from the $2.6 million of other revenue for the nine months ended September 30, 2002. The decrease is attributable to reduced development and franchise activity and a reduction in management fees on residences which were either managed for third parties or for entities in which we held a minority ownership position. Management fees include charges for transitional services to recruit and train staff, initial and recurring fees for use of our name and branding, initial and recurring fees for use of our methodologies, services for assisting with finance processing, and ongoing management services provided to operate the residence.

      Residence Operating Expenses. Residence operating expenses for the nine months ended September 30, 2003 increased to $213.5 million from $198.4 million in the nine month period ended September 30, 2002. Operating expenses as a percentage of resident service fees for the nine months ended September 30, 2003 and 2002 were 69.4% and 66.1%, respectively. This percentage increase resulted primarily from increased wages, general liability insurance, health and workers compensation insurance expense, residence maintenance and utility expenses.

      Lease Expense. Lease expense for the nine months ended September 30, 2003 was $47.3 million, compared to $43.9 million in the comparable period in 2002. This increase is the result of the February 2003 sale/leaseback of 25 residences, offset by lease terminations and restructurings that occurred during the past 12 months.

      Gain on Lease Termination. The $6.2 million gain on lease termination consists of deferred gains recognized due to a new master lease completed during the three months ended June 30, 2002.

      Lease Income. We earned $3.8 million of lease income for the nine months ended September 30, 2003, compared to $11.9 million for the comparable period in 2002, on residences owned or leased by us and leased or subleased to unconsolidated joint ventures. This decrease in lease income occurred due to a reduction in the number of unconsolidated joint ventures operating Alterra residences from 24 to 13 as of September 30, 2002 and 2003, respectively. Lease payment obligations of the unconsolidated joint venture entities are generally equivalent to the debt service payable by us on the leased residences, and thereby offset our costs associated with obtaining and maintaining financing for such residences.

      General and Administrative Expense. For the nine months ended September 30, 2003, general and administrative expenses were $27.5 million compared to $26.7 million before $8.0 million in restructuring costs for the comparable period in 2002, representing an increase as a percentage of operating revenue from 8.8% in the 2002 period to 8.9% in the 2003 period. An additional $10.1 million of KERP and executive bonus accruals and professional fees, including legal and financial advisory fees incurred by the creditors committee and by the Company related to the reorganization are being reported separately in accordance with SOP 90-7.

      Loss on Disposal. We adopted a plan to dispose of 143 residences with aggregate capacity of 6,499 residents and 33 parcels of land. During the nine months ended September 30, 2002 we sold or terminated leases on 23 residences (1,119 resident capacity) and nine land parcels resulting in a gain on disposal of $12.7 million. Additionally, as a result of various asset refinancings, three assets were removed from the Disposition Asset classification and a corresponding gain of $7.5 million was recognized in accordance with SFAS No. 121 resulting from the reversal of the related loss reserve estimates associated with those assets.

      During the nine months ended September 30, 2003, we recognized a loss on disposal of $9.0 million resulting from the sale of eight residences (340 resident capacity) and the sale leaseback of 25 residences (894 resident capacity). In addition, the loss on disposal includes a $2.4 million charge relating to outstanding receivables associated with a joint venture termination which occurred in a prior period.

      Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2003, was $17.5 million, representing a decrease of $700,000 from the $18.2 million of depreciation and amortization for 2002.

      Impairment Charge. We recognized an impairment charge of $2.9 million in accordance with SFAS No. 144 during the nine months ended September 30, 2003. This impairment charge was based on the difference between an asset's carrying amount and fair value, where the fair value was determined by estimating the present value of estimated future cash flows.

      Interest Expense, Net. Interest expense, net of interest income, was $24.5 million for the nine months ended September 30, 2003 compared to $35.1 million of net interest expense for the comparable 2002 period, prior to $937,000 of bank penalties paid in the period. As a result of our decision to reduce development and construction activity beginning in 2001, all construction activity has stopped and no capitalized interest was recorded for the nine months ended September 30, 2003 or 2002. Interest income for the 2003 period was $126,000 as compared to $252,000 for the 2002 period. In accordance with SOP 90-7, the interest expense for the nine months ended September 30, 2003 excludes $8.9 million of contractual convertible debt and note payable interest obligations incurred subsequent to the bankruptcy filing on January 22, 2003, contributing to the decrease from September 30, 2002.

      Amortization of Financing Costs. Amortization of financing costs for the nine months ended September 30, 2003 was $2.2 million compared to $4.1 million of amortized financing costs for the comparable 2002 period. This decrease is the result of debt retirements and fully amortized financing costs.

      Gain on Debt Extinguishment. During the nine months ended September 30, 2003, we recorded a gain on debt extinguishments of $13.7 million that resulted from the sale/leaseback and refinancing of 32 residences previously financed pursuant to two secured debt facilities and the restructuring of one lease portfolio representing ten residences. This gain is recognized in other operating expenses in accordance with SFAS No. 145, "Recission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which the Company adopted in 2002.

      PIK Interest, Net. "Pay-In-Kind" (PIK) interest for the nine months ended September 30, 2003 and 2002 was $3.3 million and $19.3 million, respectively, and includes interest expense on the PIK Debentures which were issued in May and August 2000. In accordance with SOP 90-7, the PIK interest expense for the nine months ended September 30, 2003 excludes $21.2 million of contractual PIK interest obligations incurred subsequent to the bankruptcy filing on January 22, 2003, resulting in the decrease from the nine months ended September 30, 2002.

      Equity in Losses of Unconsolidated Affiliates. Equity in losses of unconsolidated affiliates for the nine months ended September 30, 2003, was $667,000 representing a decrease of $5.4 million from the $6.1 million of losses for the comparable 2002 period. The decrease in equity in losses of unconsolidated affiliates is due to a reduction in the number of joint ventures operating Alterra residences from 24 at September 30, 2002 to 13 at September 30, 2003. Additionally, in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51", effective September 30, 2003, the remaining unconsolidated joint ventures were deemed variable interest entities and the 13 residences operating under those joint ventures have been consolidated.

      Reorganization Costs. Reorganization costs were $10.8 million for the nine months ended September 30, 2003. These costs include $9.8 million in trustee and professional fees, including legal and financial advisory fees incurred by the creditors committee and by the Company related to the reorganization and $1.0 million in bonus expense accruals associated with the Bankruptcy Court approved KERP and executive bonus plans.

      Income Taxes. For the nine months ended September 30, 2003 and 2002, we recorded a current state and local income tax provision of $85,000 and $90,000, respectively.

      As of September 30, 2003 and 2002, we do not have a deferred tax asset. In accordance with SFAS No. 109, we are required to continuously evaluate the recoverability of the deferred tax assets based on the criteria that it is "more likely than not" that the deferred taxes will be recoverable through future taxable income. This evaluation is made based on our internal projections which are routinely updated to reflect more recent operating trends. Based on our current financial projections, we are uncertain that we will recover these net deferred tax assets through future taxable income. In addition, the utilization of our $545.1 million Net Operating Loss carryforward could be subject to limitations based on the change of control provisions in the Internal Revenue Code which may become operative in a liquidity transaction or through implementation of our Plan. Accordingly, we have established a valuation allowance against the entire deferred tax assets. As of September 30, 2003 and 2002, this valuation allowance was $265.0 million and $200.8 million, respectively.

      Loss on Discontinued Operations. Included in discontinued operations for the nine months ended September 30, 2003 are the operating losses associated with those residences identified as disposition assets subsequent to January 1, 2002 in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets." Additionally, impairment losses totaling $5.2 million, which represent the difference between a residences' carrying value and the residences' estimated fair value less costs to sell, a loss of $2.0 million associated with the disposition of eight residences (390 resident capacity), and a loss of $24.0 million associated with the transition to a new operator of seven residences (350 resident capacity) are included in discontinued operations for the nine months ended September 30, 2003.

      Included in discontinued operations for the nine months ended September 30, 2002 are the operating losses associated with those residences identified as disposition assets subsequent to January 1, 2002 in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets." Additionally, impairment losses totaling $10.6 million, which represent the difference between a residences' carrying value and the residences' estimated fair value less costs to sell, a gain on disposal of $1.6 million associated with the disposition of three residences (124 resident capacity), and the write off of $24.0 million in net assets of a former subsidiary at the time of the transfer of the stock of the subsidiary, are included in discontinued operations for the period ended September 30, 2002. Also included in discontinued operations for the nine months ended September 30, 2002 is a loss of $58.5 million related to our estimated liability associated with our guaranty obligation of the former subsidiary, a loss of $11.9 million recognized in accordance with Statement of Financial Accounting Standards SFAS No. 142, "Goodwill and Other Intangible Assets" and a gain of $6.0 million related to a debt extinguishment paid on our behalf as a result of a restructuring settlement.

      Cumulative Effect of Change in Accounting Principle. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," having a required effective date for fiscal years beginning after December 15, 2001. Under

SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. Under the transitional provisions of SFAS No. 142, we identified reporting units and performed impairment tests on the net goodwill associated with each of these reporting units. The fair value of the reporting units was determined by estimating the present value of future cash flows. Based on this impairment testing, we recorded an impairment loss of $54.7 million in the first quarter of 2002, of which $11.9 million is included in loss on discontinued operations. The impairment loss has been recorded as a cumulative effect of change in accounting principle in the accompanying consolidated statements of operations for the nine months ended September 30, 2002.

Liquidity and Capital Resources

      At September 30, 2003, we had $15.1 million in unrestricted cash and cash equivalents and a working capital deficit of $264.9 million (excluding $590.4 million of liabilities deemed to be subject to compromise) compared to unrestricted cash and cash equivalents of $13.8 million and a working capital deficit of $874.2 million at September 30, 2002. Additionally, $7.6 million and $9.2 million of restricted cash is included in other current assets as of September 30, 2003 and December 31, 2002, respectively.

      For the nine months ended September 30, 2003, operating cash flow was $184,000 compared to $26.0 million for the nine months ended September 30, 2002. The cash flow for the 2002 and 2003 periods reflect our decision to discontinue paying debt service and lease payments to selected lenders and lessors.

      In conjunction with our Chapter 11 Filing, in January 2003 we secured a $15.0 million DIP credit facility from affiliates of certain principal holders of the Company's pay-in-kind securities issued in the summer of 2000. The Bankruptcy Court issued an order approving our borrowing up to $6.5 million under the DIP credit facility on an interim basis on January 24, 2003. Additional borrowings of up to a total $15.0 million under the DIP credit facility were approved by the Bankruptcy Court on April 9, 2003. As of September 30, 2003, $13.7 million has been borrowed under the DIP credit facility.

      Historically, we financed our operations and growth through a combination of various forms of real estate financing (mortgage financing, synthetic leases, financing leases and sale/leasebacks), capital contributions from joint venture partners and the sale of our securities (Common Stock, preferred stock and Subordinated Debentures) and, to a lesser extent, cash from operations. At September 30, 2003, we had $903.7 million of outstanding debt principally consisting of $441.2 million of Subordinated Debentures having a weighted average interest rate of 8.12%, $111.7 million of fixed rate debt having a weighted average interest rate of 7.48%, capitalized and financing lease obligations of $77.0 million having a weighted average interest rate of 11.48%, $236.2 million of variable rate debt having a weighted average interest rate of 5.65%, and $16.0 million and $21.6 million of notes payable and short-term borrowings, respectively.

      Our principal credit and financing agreements, including our Subordinated Debentures and our lease agreements, include cross-default provisions that provide that a material default under our other credit facilities constitutes a default under that credit or financing agreement. Accordingly, any material default arising under one of our credit or financing agreements could result (and, as discussed below, has resulted) in many of our other major credit and financing arrangements being in default. In addition, our principal credit and financing agreements include various financial covenants and other restrictions, including: (i) fixed charge coverage requirements, typically measured on a trailing four quarter basis and which generally increase over the term of the applicable credit agreement; (ii) maximum leverage ratios which limit our aggregate senior indebtedness to total capitalization; (iii) various minimum net worth or tangible net worth requirements; (iv) in some cases, property specific debt service coverage requirements and similar financial covenants of the type referenced above applicable to individual properties or to the pool of residences financed by the applicable lender; and (v) the maintenance of operating and other reserves for the benefit of the residences serving as collateral for the applicable lender. We are currently not in compliance with certain of these covenants, although we have negotiated limited in time waivers with certain lenders and lessors. Additionally, under some of our credit and sale/leaseback facilities we are required to secure lender or lessor consent prior to engaging in mergers, business combinations or change in control transactions. Certain consents, waivers and approvals will need to be secured from certain of our lenders and lessors in order to consummate the Merger with FEBC.

      We elected not to fund certain debt service and lease payment obligations due in 2001, 2002 and 2003 without the consent of the applicable lender or lessor. Through additional payments, prepayments associated with asset sales and application of escrowed amounts, as of September 30, 2003, $2.8 million of delinquent outstanding scheduled debt service remains unpaid (excluding delinquent scheduled debt service relating to the $590.4 million of liabilities subject to compromise). We have received a written notice of acceleration from lenders with respect to indebtedness aggregating $50.9 million at September 30, 2003. In addition, indebtedness of approximately $123.1 million has fully matured and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 20 residences (1,068 resident capacity) and other lenders have elected to apply deposits and reserve funds of ours held by such lenders against the past due payments. Five lenders have activated or have indicated that they may activate "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders, either pursuant to arrangements set forth in the applicable loan documents or as negotiated with the Company. We are also in litigation with a former lessor with respect to their damage claim associated with the early termination of their 11 residence lease portfolio.

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

      At the outset of our restructuring, management sought to restructure secured loan facilities that, in management's view, would generate significant deficiency claims (i.e., claims in excess of the value of the applicable mortgage portfolio) in the event the applicable lenders sought to call the loan and foreclose on their collateral. Management believes that five credit facilities representing $221.8 million in aggregate financing at September 30, 2003 (secured by mortgages on 35 residences with a capacity of 2,702 beds) appear to represent significant potential deficiency claims in the range of $76.8 million to $99.1 million. In these negotiations, we sought to limit or eliminate these potential deficiency claims against the Company in exchange for our agreement to cooperate with the applicable lenders to facilitate an orderly transition of ownership (and, in certain cases, management) of the mortgaged residences to the lenders or their designees (through deed-in-lieu of foreclosure transactions or so-called friendly foreclosures). In transitioning ownership of the mortgaged residences to the lenders, we offered to provide interim or long-term management services to the lenders with respect to the mortgaged residences. As noted above, during 2002, we executed definitive agreements of this type with three different lender groups with regard to three "impaired" credit facilities, originally representing $104.2 million of financing secured by 31 residences with an aggregate capacity of 1,520 beds. As a result of refinancings, asset sales and foreclosures during 2002 and 2003, $6.8 million of this indebtedness secured by mortgages on two residences is remaining at September 30, 2003.

      Additionally, $19.0 million of indebtedness associated with assets previously disposed of as part of the three executed definitive agreements, but which are pending final release from the applicable lender is also remaining at September 30, 2003.

      In May 2002, the lender group for one "impaired" facility, representing $171.0 million in aggregate financing (secured by mortgages on 26 residences with an aggregate capacity of 2,154 beds) caused title to all of the stock of our subsidiary that operated these mortgaged residences to be transferred to a third party. Accordingly, we no longer own these residences, although we do currently manage these residences for this lender group and are actively negotiating with the lender group seeking to limit or eliminate any deficiency claim arising under our guaranty of this financing. As a result of the stock transfer, these residences are no longer consolidated and operations related to these residences through May 31, 2002 are reported as discontinued operations. We have accrued $58.5 million related to our estimated liability associated with our guaranty (including payment of the termination fee due upon full payment of the mortgage obligations). Such liability is included in liabilities subject to compromise at September 30, 2003. The liability associated with our guaranty obligation was calculated as the difference between the fair market value of the assets and the underlying mortgage obligations.

      In January 2003, we entered into agreements with this lender group pursuant to which: (i) we have agreed to manage these 26 residences on an interim basis without a management fee, and to cooperate in transitioning management to any successor manager appointed by the credit participants, and (ii) the Company is entitled to be released of its guaranty and other principal obligations (with the exception of certain environmental indemnities) under this financing structure upon the satisfaction of certain conditions, including the payment of $5.7 million of fees to the credit participants on or prior to the confirmation of a plan of reorganization in our Bankruptcy Case. In filings made with the Bankruptcy Court, representatives of these credit participants have alleged that the aggregate obligation of Alterra to obtain the release of this deficiency claim is approximately $10.3 million, not $5.7 million. We dispute this interpretation of the settlement agreement. If we are unable to enforce the terms of the settlement agreement in the manner that we believe the parties intended and are otherwise unable to resolve this dispute, we do not intend to assume this settlement agreement in connection with the completion of our Bankruptcy Case. If this settlement agreement is not given effect, the credit participants for this lender group will have a large unsecured deficiency claim, which could substantially reduce the funds available for distribution to other unsecured creditors pursuant to our Plan.

      In addition to these impaired credit facilities, we are continuing to seek to negotiate amendments and waivers with the applicable lenders with respect to our other principal secured credit facilities in order to, depending on the specific case, reset covenants, obtain consent to sell certain mortgaged residences, secure waivers of prior defaults and, in certain cases, to extend scheduled maturities. These credit facilities represent $279.9 million of financing secured by an aggregate of 87 residences with an aggregate capacity of 4,243 beds as of September 30, 2003. Discussions with certain of these lenders have commenced, and as of September 30, 2003 we have executed definitive binding agreements with lenders with respect to $101.3 million of indebtedness secured by 36 residences with an aggregate capacity of 1,689 beds, providing for, among other things, extensions of debt maturities, waivers of prior defaults and amendments of certain covenants. In February 2003 we sold 25 residences with an aggregate capacity of 894 beds, extinguished the related debt, and leased back the facilities under an operating lease agreement. We also refinanced $6.9 million of debt secured by six residences with a capacity of 182 beds. We anticipate that we will need to negotiate restructuring agreements and to secure waivers and amendments with most of our secured lenders as a condition to confirming our Plan and consummating the Merger.

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

      As of September 30, 2003, we had six multi-residence portfolios leased from various REITs, including those assets refinanced in February 2003. These portfolios include an aggregate of 225 residences with an aggregate capacity of 9,609 beds. We have entered into restructuring agreements with respect to the five multi-residence lease portfolios existing prior to February 2003. These restructurings included the amendment of certain lease covenants and terms and, in three lease facilities, the conversion of individual leases into single master leases. The cash rent due under one lease facility was modified through the application of various deposits held by the landlord to satisfy a portion of the cash rent obligation in the early years of the restructured master lease. We anticipate that we will need to secure further waivers and amendments from our principal lessors as a condition to confirming our Plan and consummating the Merger.

      As of September 30, 2003, the Company's junior capital structure is comprised of unsecured debt of approximately $458.1 million and equity capitalization consisting of $6.2 million aggregate principal amount of 9.75% Series A Cumulative Convertible Preferred Stock due May 30, 2007 and 22.2 million shares of Common Stock. The principal components of the Company's unsecured indebtedness as of September 30, 2002 (amounts exclude accrued but unpaid interest) include:

i.      $16.6 million aggregate principal face amount of promissory notes issued in connection with the restructuring of certain joint venture arrangements (the "Unsecured Senior Notes") and $250,000 of other unsecured notes (the "Unsecured Notes");

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

  All of our obligations relating to our secured and unsecured loans, including the Unsecured Senior Notes (with a principal balance of $16.6 million at September 30, 2003) and any deficiency claims (estimated at $76.8 million to $99.1 million at September 30, 2003 (disregarding the restructuring agreements described above)) relating to our secured loan facilities, would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Subordinated Debentures;

  All obligations relating to the PIK Debentures ($253.9 million including accrued and unpaid PIK dividends at September 30, 2003) would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Original Debentures;

  All obligations relating to the Original Debentures ($210.3 million including accrued and unpaid interest at September 30, 2003), as well as all other indebtedness of the Company, would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Series A Stock and Common Stock; and

  All liquidation preferences related to our outstanding Series A Preferred Stock (approximately $6.2 million as of September 30, 2003) would be required to be paid in full before any liquidation proceeds are distributed to the holders of our Common Stock.

      In restructuring our junior capital structure pursuant to our Plan, the relative rights in liquidation of our various junior capital constituencies is a significant factor in determining the extent to which the claims and interests of these various constituencies will be entitled to any distribution of value as the Company is restructured.

      Our original Plan, filed with the Bankruptcy Court on March 27, 2003, contemplated that the Company would conduct a marketing process in order to solicit and identify the "highest and best" proposal for a Liquidity Transaction. Management believes that the Merger, as the highest and best Liquidity Transaction proposed at the July 17, 2003 auction, provides fair valuation of the reorganized Alterra that will facilitate the completion of the reorganization and will provide a source of liquidity to make distributions of cash to the holders of various junior capital structure constituents, all to the extent that such holders are entitled to a distribution pursuant to applicable principals of bankruptcy law and the subordination provisions governing the Subordinated Debentures.

      Given the uncertainty as to the outcome of our remaining restructuring negotiations with senior capital constituencies (including, without limitation, the extent to which deficiency claims are asserted in the Bankruptcy Case) and given the impact of operative subordination provisions and corporate and bankruptcy law doctrines governing the relative rights of holders of debt and equity interests in the Company, it is very difficult for us to predict what value, if any, various junior capital constituencies will receive in the restructured Alterra. Pursuant to the Merger Agreement, the maximum distribution to holders of unsecured claims is approximately $23 million (which included payments pursuant to settlement agreements with holders of deficiency claims), which will likely be adjusted pursuant to the Merger Agreement based on working capital and the cash requirements of the Plan through the Effective Date. Based on our current expectations and pursuant to our Plan, no distribution of value will be made to certain classes of unsecured debt or to any class of capital stock of the Company upon the conclusion of the Bankruptcy Case.

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

      In October 2003, we entered into an agreement with our other principal joint venture partner group pursuant to which we have agreed to purchase all of the remaining joint venture interests not held by the Company in 32 residences and to secure the release of the Company with respect to all claims held by these joint venture partners. Pursuant to this settlement agreement, which was approved by the Bankruptcy Court in late October 2003, the limited partners will be entitled to receive from reorganized Alterra an aggregate of $2.9 million of five-year promissory notes of reorganized Alterra and will be entitled to receive the distribution and treatment under our Plan that a holder of a $6 million "Class 6" claim will receive in our Bankruptcy Case. This settlement is contingent upon the confirmation of our Plan and the consummation of the Merger.

      As of September 30, 2003, our current portion of long-term debt totaled $284.5 million. These current maturities include debt and lease obligations that are in default or pursuant to cross-default provisions and may be declared in default and accelerated at the lender's election, obligations associated with assets classified as held for sale, and amounts that have fully matured and are past due as of September 30, 2003. Additionally, $441.1 million of Subordinated Debentures are classified as liabilities subject to compromise.

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

      In November 2003, we commenced our confirmation hearing in the Bankruptcy Court, seeking confirmation and approval of our Plan. This hearing is scheduled to be continued on November 18, 2003. Although numerous objections to our Plan were filed, many of those objections were technical in nature and the majority of these objections have been resolved consensually. With respect to the remaining objections, we will either need to reach a consensual resolution with the objecting party or the Bankruptcy Court will need to consider and address such objections. An impediment to completing our reorganization, including consummating the Merger and implementing our Plan, is a pending objection filed by one of our lessors from whom we are leasing 25 of our residences. This lessor is contending in our Bankruptcy Case that (i) the Merger would breach the change in control provisions of the applicable lease and give them the right to terminate their lease and (ii) the Company's Plan does not satisfy the “feasibility” requirements for confirmation under the Bankruptcy Code. An affiliate of this lessor, which is providing mortgage financing to the Company with respect to six residences, has joined this lessor in asserting these objections to our Plan. We believe that the Merger is not an unauthorized change in control under the governing agreements, and believe that our Plan satisfies the feasibility requirement of the Bankruptcy Code. If these objections are not resolved in our favor by the Bankruptcy Court, FEBC will not be obligated to proceed with the Merger due to the loss of these 25 leased residences. The Merger, and the recapitalization it provides, is an essential component of our Plan.

      Our ability to maintain adequate working capital to operate during our reorganization has been extremely limited. From the outset, we have advised the Bankruptcy Court and our creditors that we needed to complete our reorganization and consummate the Merger as soon as practicable and in any event no later than the fourth quarter of 2003. Our DIP credit facility was not intended to provide sufficient working capital beyond this time frame, and is in fact due and payable in January 2004. Likewise, FEBC's obligation to complete the Merger is terminable if it is not consummated by December 31, 2003.

      If the Merger is not consummated prior to late December 2003, we expect to be operating with cash balances that are significantly below prudent levels to allow for and accommodate ordinary fluctuations in our working capital. We believe that, due to potential delays in year-end collections, the normal course extra payroll in December 2003 and significant cash requirements relating to annual renewals of certain insurance programs, we could be forced to consider defaulting on paying certain ongoing obligations commencing as early as December in order to have the liquidity needed to operate our business if the liquidity that the Merger will provide is not available. Were this to be the case, there is no assurance that new defaults created thereby would not materially jeopardize our ability to confirm and consummate our Plan and successfully reorganize. Accordingly, no assurances may be given that, if we are unable to consummate the Merger in the fourth quarter of 2003, the Company will have the ability to successfully reorganize in 2004.

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

      We performed a sensitivity analysis which presents the hypothetical change in fair value of those financial instruments held by us at September 30, 2003, which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair value of the debt included in the analysis is $236.2 million. Although not expected, a one-percentage point change in the interest rates would have caused our annual interest expense to change by approximately $2.4 million. Accordingly, a significant increase in LIBOR based interest rates could have a material adverse effect on our earnings.

      Although a majority of the debt and lease payment obligations we have as of or during the nine months ended September 30, 2003 are not subject to floating interest rates, indebtedness that we may incur in the future may bear interest at a floating rate.

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

      As previously described, on January 22, 2003, the Company filed the Chapter 11 Filing with the Bankruptcy Court (Case No. 03-10254). See "Management's Discussion and Analysis and Results of Operations - Liquidity of Capital Reserves."

      We elected not to fund certain debt service and lease payment obligations due during 2001, 2002 and 2003 without the consent of the applicable lender or lessor. Through additional payments, prepayments associated with asset sales and application of escrowed amounts, as of September 30, 2003, we had $2.8 million of remaining delinquent outstanding scheduled debt service due to lenders (excluding delinquent scheduled debt service related to the $590.4 million of liabilities deemed subject to compromise). We have received a written notice of acceleration from lenders with respect to indebtedness aggregating $50.9 million as of September 30, 2003. Additionally, indebtedness of approximately $123.1 million has fully matured and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We are also in default under various financial and other covenants contained in certain of our credit and lease arrangements. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 17 residences (940 resident capacity) and other lenders have elected to apply deposits and reserve funds of ours held by such lenders against the past due payments. Five lenders have activated or are in the process of activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders, either pursuant to arrangements set forth in the applicable loan documents or as subsequently negotiated with the Company. We are also in litigation commenced in 2001 in the Chancery Court of Davidson County, Tennessee, with a former lessor who has asserted a damage claim arising out of the early termination of its 11 residence lease portfolio.

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

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

      In order to maintain sufficient operating liquidity, we elected not to fund certain 2001, 2002 and 2003 debt service and lease payment obligations without the consent of the applicable lender. Through additional payments, prepayments associated with asset sales and application of escrowed amounts, as of September 30, 2003, we had $2.8 million of remaining outstanding debt service (excluding delinquent scheduled debt service related to the $590.4 million of liabilities deemed subject to compromise). We have received a written notice of acceleration from lenders with respect to indebtedness aggregating $50.9 million. In addition, indebtedness of approximately $123.1 million has fully matured and is past due. Many of our other credit and lease facilities are in technical default as a result of these payment defaults associated with other loan and lease facilities, but several of these lenders and lessors have executed limited in time waivers. We have received written notices of default from most of these lenders or lessors, three lessors have terminated leases for 20 residences (1,068 beds) and other lenders or lessors have elected to apply our deposits and reserve funds held by such lenders and lessors against past due payments. Five lenders have activated or are in the process of activating "cash traps" of bank accounts relating to the operation of residences mortgaged to such lenders.

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

      The indentures pursuant to which the $441.2 million of outstanding Subordinated Debentures were issued include as an event of default the acceleration of any other indebtedness of the Company of a specified amount (ranging from $1.0 million to $10.0 million). Accordingly, as a result of notices of acceleration that we received with respect to $59.0 million of mortgage indebtedness, we are in default with respect to our $441.2 million of Subordinated Debentures.

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

10.1

Agreed Order for Adequate Protection and Relief from the Automatic Stay, as signed by the United States Bankruptcy Court for the District of Delaware on May 12, 2003, in connection with facilities financed by the Registrant with The Federal National Mortgage Association ("FNMA") (certain exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits).

10.2

Form of Deed in Lieu of Foreclosure Agreement between FNMA, ALS Kansas, Inc. and the Registrant dated as of July 31, 2003 (certain exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits).

10.3		Schedule of Deed in Lieu of Foreclosure Agreements which are substantially similar to the Form of Deed in Lieu of Foreclosure Agreement filed herewith as Exhibit 10.2.
10.4

Stipulation of Registrant and U.S. Bank National Association Providing for the Disposition of Certain Properties and for Relief from the Automatic Stay dated June 9, 2003 and Order Approving the Stipulation, as signed by the United States Bankruptcy Court for the District of Delaware on June 24, 2003.

10.5

Settlement Agreement, Mutual Release and Assignment dated as of October 11, 2003 by and among the Registrant, The Margolick Financial Group LP, the Limited Partnerships named therein and the Settling Limited Partners named therein (certain exhibits to this agreement have been omitted; the Registrant agrees to furnish supplementally to the Commission, upon request, a copy of these exhibits).

11.1		Statement Regarding Computation of Net Income Per Share.
31.1		Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K.

	1.	A report on Form 8-K dated October 7, 2003, reporting pursuant to Item 5 on a press release dated October 7, 2003, announcing further details of its post Chapter 11 ownership and operating plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on the 14th day of November, 2003.

ALTERRA HEALTHCARE CORPORATION

/s/ Mark W. Ohlendorf
Date: November 14, 2003	By: Mark W. Ohlendorf, President, Chief Financial Officer and Secretary

EXHIBIT 11.1 COMPUTATION OF NET INCOME PER SHARE
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic:
Net loss from continuing operations before cumulative effect of change in accounting principle - attributable to common shares	$(11,675)	$(6,693)	$(32,641)	$(19,752)
Loss on discontinued operations	(24,128)	787	(32,983)	(108,095)
Cumulative effect of change in accounting principle	--	--	--	(42,785)
Net loss attributable to common shares	(35,803)	(5,906)	(65,624)	(170,632)

Weighted average common shares outstanding	22,266	22,266	22,266	22,266

Net loss from continuing operations before cumulative effect of change in accounting principle - per share	$(0.52)	$(0.30)	$(1.46)	$(0.89)
Loss on discontinued operations- per share	(1.08)	0.03	(1.48)	(4.85)
Cumulative effect of change in accounting principle- per share	--	--	--	(1.92)
Net loss per common share	$(1.60)	$(0.27)	$(2.94)	$(7.66)

Diluted: Not included as convertible debentures are antidilutive.